Form 10-Q
period 2015-09-30
CHEMICAL FINANCIAL CORP
filed 2015-11-05
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of October 23, 2015, was 38,131,533 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words and phrases such as "anticipates," "believes," "continue," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "look forward," "may," "opinion," "plans," "predicts," "probable," "projects," "should," "strategic," "trend," "will," and variations of such words and phrases or similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, future asset levels, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation’s market share, expected performance and cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, opportunities to increase top line revenues, the Corporation’s ability to grow its core franchise, future cost savings and the Corporation’s ability to maintain adequate liquidity and capital based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators. All statements referencing future time periods are forward-looking.
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

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	September 30, 2015	December 31, 2014	September 30, 2014
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$157,512	$144,892	$134,116
Interest-bearing deposits with the Federal Reserve Bank and other banks	134,025	38,128	248,022
Total cash and cash equivalents	291,537	183,020	382,138
Investment securities:
Available-for-sale, at fair value	635,641	748,864	576,211
Held-to-maturity (fair value - $499,904 at September 30, 2015, $315,740 at December 31, 2014 and $314,275 at September 30, 2014)	501,083	316,413	318,562
Total investment securities	1,136,724	1,065,277	894,773
Loans held-for-sale, at fair value	12,319	9,128	9,347
Loans	7,216,195	5,688,230	5,040,920
Allowance for loan losses	(75,626)	(75,683)	(77,006)
Net loans	7,140,569	5,612,547	4,963,914
Premises and equipment (net of accumulated depreciation of $117,566 at September 30, 2015, $108,826 at December 31, 2014 and $106,418 at September 30, 2014)	110,670	97,496	80,127
Goodwill	286,454	180,128	120,164
Other intangible assets	39,864	33,080	11,958
Interest receivable and other assets	246,417	141,467	134,564
Total Assets	$9,264,554	$7,322,143	$6,596,985
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,875,636	$1,591,661	$1,344,716
Interest-bearing	5,739,575	4,487,310	4,087,211
Total deposits	7,615,211	6,078,971	5,431,927
Interest payable and other liabilities	72,568	56,572	40,366
Short-term borrowings	330,016	389,467	323,086
Other borrowings	248,396	—	—
Total liabilities	8,266,191	6,525,010	5,795,379
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 2,000,000 shares at September 30, 2015 and 200,000 shares at both December 31, 2014 and September 30, 2014, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 60,000,000 shares at September 30, 2015 and 45,000,000 shares at both December 31, 2014 and September 30, 2014
Issued and outstanding — 38,130,965 shares at September 30, 2015, 32,774,420 shares at December 31, 2014 and 32,762,591 shares at September 30, 2014	38,131	32,774	32,763
Additional paid-in capital	723,427	565,166	564,127
Retained earnings	265,991	231,646	224,222
Accumulated other comprehensive loss	(29,186)	(32,453)	(19,506)
Total shareholders’ equity	998,363	797,133	801,606
Total Liabilities and Shareholders’ Equity	$9,264,554	$7,322,143	$6,596,985
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$73,809	$52,343	$196,519	$152,289
Interest on investment securities:
Taxable	2,233	2,194	6,742	6,825
Tax-exempt	2,399	1,838	6,490	5,213
Dividends on nonmarketable equity securities	266	160	1,015	809
Interest on deposits with the Federal Reserve Bank and other banks	144	94	394	318
Total interest income	78,851	56,629	211,160	165,454
Interest Expense
Interest on deposits	4,304	3,469	11,286	10,840
Interest on short-term borrowings	144	92	343	307
Interest on other borrowings	786	—	999	—
Total interest expense	5,234	3,561	12,628	11,147
Net Interest Income	73,617	53,068	198,532	154,307
Provision for loan losses	1,500	1,500	4,500	4,600
Net interest income after provision for loan losses	72,117	51,568	194,032	149,707
Noninterest Income
Service charges and fees on deposit accounts	6,722	5,612	19,083	16,028
Wealth management revenue	4,725	3,730	15,401	11,319
Other charges and fees for customer services	6,818	4,686	19,324	13,562
Mortgage banking revenue	1,436	1,166	4,527	3,451
Gain on sale of investment securities	5	—	612	—
Other	509	157	1,217	508
Total noninterest income	20,215	15,351	60,164	44,868
Operating Expenses
Salaries, wages and employee benefits	33,985	24,885	94,949	73,929
Occupancy	4,781	3,629	13,593	11,641
Equipment and software	4,589	3,587	13,467	10,461
Acquisition-related expenses	900	1,279	5,719	2,249
Other	14,010	9,322	38,342	29,029
Total operating expenses	58,265	42,702	166,070	127,309
Income before income taxes	34,067	24,217	88,126	67,266
Federal income tax expense	9,600	7,450	26,800	20,450
Net Income	$24,467	$16,767	$61,326	$46,816
Net Income Per Common Share:
Basic	$0.64	$0.51	$1.73	$1.52
Diluted	0.64	0.51	1.72	1.51
Cash Dividends Declared Per Common Share	0.26	0.24	0.74	0.70
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$24,467	$16,767	$61,326	$46,816
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $655 and $(615) for the three months ended September 30, 2015 and 2014, respectively, and $832 and $1,150 for the nine months ended September 30, 2015 and 2014, respectively	1,214	(1,144)	1,545	2,136
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $2 for the three months ended September 30, 2015 and $214 for the nine months ended September 30, 2015	(3)	—	(398)	—
Adjustment for pension and other postretirement benefits, net of tax expense (benefit) of $381 and $(201) for the three months ended September 30, 2015 and 2014, respectively, and $1,142 and $(604) for the nine months ended September 30, 2015 and 2014, respectively	707	(374)	2,120	(1,122)
Total other comprehensive income (loss), net of tax	1,918	(1,518)	3,267	1,014
Comprehensive income	$26,385	$15,249	$64,593	$47,830

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at December 31, 2013	$29,790	$488,177	$199,053	$(20,520)	$696,500
Comprehensive income			46,816	1,014	47,830
Cash dividends declared and paid of $0.70 per share			(21,647)		(21,647)
Issuance of common stock, net of issuance costs	2,875	73,300			76,175
Shares issued – stock options	43	858			901
Shares issued – directors’ stock plans	18	450			468
Shares issued – restricted stock units	37	(539)			(502)
Share-based compensation		1,881			1,881
Balances at September 30, 2014	$32,763	$564,127	$224,222	$(19,506)	$801,606

Balances at December 31, 2014	$32,774	$565,166	$231,646	$(32,453)	$797,133
Comprehensive income			61,326	3,267	64,593
Cash dividends declared and paid of $0.74 per share			(26,981)		(26,981)
Issuance of common stock in business acquisitions	5,183	154,721			159,904
Shares issued – stock options	98	1,136			1,234
Shares issued – directors’ stock plans	11	305			316
Shares issued – restricted stock units	54	(397)			(343)
Share-based compensation	11	2,496			2,507
Balances at September 30, 2015	$38,131	$723,427	$265,991	$(29,186)	$998,363

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating Activities
Net income	$61,326	$46,816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,500	4,600
Gains on sales of loans	(4,900)	(3,137)
Proceeds from sales of loans	176,029	105,870
Loans originated for sale	(171,245)	(106,861)
Net gains from sales/writedowns of other real estate and repossessed assets	(2,428)	(1,443)
Depreciation of premises and equipment	8,182	6,431
Amortization of intangible assets	6,126	2,211
Net gains on sale of investment securities	(612)	—
Net amortization of premiums and discounts on investment securities	4,254	3,183
Share-based compensation expense	2,507	1,881
Deferred federal income taxes	(2,900)	(2,000)
Net increase in interest receivable and other assets	(17,114)	(297)
Net (decrease) increase in interest payable and other liabilities	(8,438)	403
Net cash provided by operating activities	55,287	57,657
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	13,173	—
Proceeds from maturities, calls and principal reductions	164,984	109,004
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	72,071	75,168
Purchases	(254,695)	(120,367)
Net increase in loans	(434,767)	(407,835)
Proceeds from sales of other real estate and repossessed assets	13,277	8,735
Purchases of premises and equipment, net of disposals	(5,074)	(11,250)
Cash acquired, net of cash paid, in business combinations	16,551	—
Net cash used in investing activities	(414,480)	(346,545)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	594,058	401,440
Net decrease in time deposits	(126,902)	(91,898)
Net decrease in short-term borrowings	(98,451)	(4,342)
Proceeds from issuance of other borrowings	125,000	—
Cash dividends paid	(26,981)	(21,647)
Proceeds from issuance of common stock, net of issuance costs	—	76,175
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	1,550	1,211
Cash paid for payroll taxes upon conversion of share-based awards	(564)	(701)
Net cash provided by financing activities	467,710	360,238
Net increase in cash and cash equivalents	108,517	71,350
Cash and cash equivalents at beginning of period	183,020	310,788
Cash and cash equivalents at end of period	$291,537	$382,138
Supplemental Disclosure of Cash Flow Information:
Interest paid	$11,655	$11,305
Loans transferred to other real estate and repossessed assets	7,411	7,870
Closed branch offices transferred to other real estate	455	—
Federal income taxes paid	33,450	19,900
Business combinations:
Fair value of tangible assets acquired (non-cash)	1,283,045	—
Goodwill and identifiable intangible assets acquired	117,985	—
Liabilities assumed	1,257,917	—
Common stock issued	159,904	—
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Note 1: Significant Accounting Policies
Nature of Operations
Chemical Financial Corporation (Corporation) operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through three commercial banks, Chemical Bank, The Bank of Holland and The Bank of Northern Michigan. The Bank of Holland and The Bank of Northern Michigan, which were acquired in the May 31, 2015 acquisition of Lake Michigan Financial Corporation (Lake Michigan), are expected to be consolidated with and into Chemical Bank during the fourth quarter of 2015 in conjunction with the conversion of their core data systems to Chemical Bank's systems. In addition, the Corporation acquired Monarch Community Bank as part of its April 1, 2015 acquisition of Monarch Community Bancorp, Inc. (Monarch). Monarch Community Bank was consolidated with and into Chemical Bank during the second quarter of 2015. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts and wealth management revenue.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Business Combinations
Pursuant to the guidance of Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805), the Corporation recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the acquisition-related transaction and restructuring costs expensed in the period incurred.
On May 31, 2015, the Corporation acquired all the outstanding stock of Lake Michigan for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. The Corporation recorded $101 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair value of identifiable net assets acquired. Additionally, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
On April 1, 2015, the Corporation acquired all the outstanding stock of Monarch in an all-stock transaction valued at $27.2 million. The Corporation recorded $5.3 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair value of identifiable net assets acquired. Additionally, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
September 30, 2015

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
September 30, 2015

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
September 30, 2015

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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At September 30, 2015, December 31, 2014 and September 30, 2014, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.
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
September 30, 2015

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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at September 30, 2015, December 31, 2014 or September 30, 2014. Tax returns open to examination by the Internal Revenue Service (IRS) include those for the calendar years ended December 31, 2014, 2013 and 2012 for the Corporation, Lake Michigan, Monarch and Northwestern.
Investments in Qualified Affordable Housing Projects, Federal Historic Projects and New Market Tax Credits
The Corporation invests in qualified affordable housing projects, federal historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits. Return on the Corporation's investment in these projects comes in the form of the tax credits and and tax losses that pass through to the Corporation. The carrying value of the investments are reflected in other assets on the consolidated statements of financial position. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.6 million and $0.8 million during the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2014, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $20.5 million at September 30, 2015, $4.9 million at December 31, 2014 and $3.0 million at September 30, 2014. The increase in qualified affordable housing project investments at September 30, 2015, compared to December 31, 2014 and September 30, 2014, was attributable to investments acquired as part of the Lake Michigan transaction.
Under the equity method, the Corporation's share of the earnings or losses are included in other operating expenses on the consolidated statements of income. The Corporation's investment in new market projects accounted for under the equity method totaled $3.2 million at September 30, 2015. There were no investments in such projects accounted for under the equity method as of December 31, 2014 or September 30, 2014.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in other liabilities on the consolidated statements of financial position. The Corporation's remaining unfunded equity contributions totaled $8.7 million at September 30, 2015.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of September 30, 2015, December 31, 2014 or September 30, 2014.
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
September 30, 2015

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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At September 30, 2015, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase program.
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
Preferred Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminated and replaced the previous class of 200,000 shares of preferred stock, that had been approved by shareholders on April 20, 2009, with a new class of 2,000,000 shares of preferred stock. At September 30, 2015, no shares of preferred stock were issued and outstanding.
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
September 30, 2015

Reclassifications
Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.
Adopted Accounting Pronouncements
Business Combinations
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 amends current guidance by requiring companies that make an acquisition to recognize adjustments to provisional amounts identified during the measurement period by calculating the adjustments as if they were known at the acquisition date, but recognizing the adjustments in the reporting period in which they occur, rather than retroactively accounting for provisional adjustments by revising prior-period information as GAAP currently requires. ASU 2015-16 also requires a company to report, either on its income statement or in a footnote disclosure, the portion of the amount that is recorded in its earnings for the current period, by line item, that would have been recorded in previous reporting periods had the adjustment to the provisional amounts been recognized as of the acquisition date. ASU 2015-16 is effective for public companies for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Corporation elected to adopt the provisions of ASU 2015-16 as of and for its quarter ended September 30, 2015. The adoption of ASU 2015-16 in the third quarter of 2015 did not have a material impact on the Corporation's consolidated financial condition or results of operations. During the third quarter of 2015, the Corporation made adjustments to provisional amounts previously recorded related to the acquisitions of Lake Michigan, Monarch and Northwestern. Additional information regarding these adjustments is included in Note 2, Acquisitions, to these consolidated financial statements.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
Note 2: Acquisitions
Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all the outstanding stock of Lake Michigan Financial Corporation (Lake Michigan) for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company which owned The Bank of Holland and The Bank of Northern Michigan, provided traditional banking services and products with five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan will be operated as separate subsidiaries of the Corporation until their planned consolidation with and into Chemical Bank in the fourth quarter of 2015 in conjunction with conversion of their core data systems to Chemical Bank's systems.
At the acquisition date, Lake Michigan added total assets of $1.24 billion, including total loans of $986 million, and total deposits of $925 million to the Corporation's consolidated statement of financial position. The Corporation recorded $101 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
The results of the merged Lake Michigan operations are presented within the Corporation's consolidated financial statements from the acquisition date. The Bank of Holland and The Bank of Northern Michigan collectively contributed $9.7 million of net interest income, $0.5 million of noninterest income and $3.6 million of net income to the Corporation's consolidated statements of income for the three months ended September 30, 2015 and $12.9 million of net interest income, $0.8 million of noninterest income and $4.8 million of net income to the Corporation's consolidated statements of income for the four month period from the acquisition date of May 31, 2015 to September 30, 2015. Nonrecurring acquisition-related expenses associated with the Lake Michigan transaction totaled $0.9 million and $3.4 million during the three and nine months ended September 30, 2015, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The summary computation of the purchase price, including adjustments to reflect Lake Michigan's assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Lake Michigan is presented below. The acquisition accounting presented below may be further adjusted during a measurement period of up to one year beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. During the three months ended September 30, 2015, additional valuation information about the fair value of premises and equipment, core deposit intangibles and deferred tax assets was obtained which resulted in adjustments to the initial purchase price allocation. These adjustments resulted in an increase to goodwill acquired in the Lake Michigan transaction of $0.9 million. In accordance with ASU 2015-16, no amounts were recorded in the consolidated statements of income for the current reporting period for these adjustments that would have been recorded in a previous reporting period had these adjustments been recognized as of the acquisition date.
A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows (in thousands):

Fair value of the Corporation's common shares issued on May 31, 2015 (4,322,101 shares at a market price of $30.29 per share)	$130,916
Fair value of Lake Michigan options converted to the Corporation's options	2,000
Cash paid to acquire outstanding stock	54,478
Total purchase price	$187,394

Net assets acquired(1):
Lake Michigan shareholders' equity	$89,280
Adjustments to reflect fair value of net assets acquired:
Loans	(22,600)
Allowance for loan losses	15,888
Premises and equipment	(4,022)	(2)
Core deposit intangibles	8,003	(2)
Deferred tax assets, net	3,172	(2)
Deposits and borrowings, net	(3,048)
Other assets and other liabilities	(157)	(2)
Fair value of adjusted net assets acquired	86,516
Goodwill recognized as a result of the Lake Michigan transaction	$100,878
(1) All amounts were previously reported in the Corporation's Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2015, with the exceptions of premises and equipment, core deposit intangibles, deferred tax assets, net and other assets and other liabilities.
(2) Includes adjustments to the fair value as a result of additional valuation information obtained during the third quarter of 2015, including the corresponding tax effects. A summary of these adjustments is included in the section "Allocation of Purchase Price" within this footnote.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Allocation of Purchase Price
The following schedule summarizes the original acquisition date estimated fair values and the revised acquisition date estimated fair values, including the adjustments to the fair values identified and recorded during the third quarter of 2015, of assets acquired and liabilities assumed from Lake Michigan:

	Original Allocation	Adjustments	Revised Allocation
	(In thousands)
Assets
Cash and cash equivalents	$39,301	$—	$39,301
Investment securities	66,699	—	66,699
Loans	985,542	—	985,542
Premises and equipment	13,673	(1,689)	11,984
Deferred tax asset, net	14,888	903	15,791
Goodwill	100,002	876	100,878
Core deposit intangible asset	7,303	700	8,003
Bank-owned life insurance	23,844	—	23,844
Other assets	38,449	(790)	37,659
Assets acquired, at fair value	1,289,701	—	1,289,701
Liabilities
Deposits	924,697	—	924,697
Short-term borrowings	30,000	—	30,000
Other borrowings	124,723	—	124,723
Other liabilities	22,887	—	22,887
Total liabilities acquired, at fair value	1,102,307	—	1,102,307
Total purchase price	$187,394	$—	$187,394
The adjustments recorded during the third quarter of 2015, which resulted in a $0.9 million increase to the preliminary amount of goodwill recorded for the Lake Michigan transaction, included a $1.7 million write-down to premises and equipment related to updated information obtained regarding the fair market value of a leased branch location, a $0.7 million increase in the fair value assigned to the acquired core deposit intangible asset based on updated assumptions obtained as part of the valuation, a $0.8 million reclassification of federal income taxes receivable to the deferred tax asset, and a $0.9 million increase in the amount of recognizable deferred tax assets based on the tax impact of these adjustments and net of a $0.2 million reduction in deferred tax assets based on updated information available related to the utilization of future tax benefits related to certain tax credit projects.
Upon acquisition, the Lake Michigan loan portfolio had contractually required principal and interest payments receivable of $1.01 billion and $190.2 million, respectively, expected principal and interest cash flows of $986.1 million and $189.6 million, respectively, and a fair value of $985.5 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $22.6 million at the acquisition date, with $22.0 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $190.2 million at the date of acquisition. At September 30, 2015, the outstanding contractual principal balance and the carrying amount of the Lake Michigan acquired loan portfolio were $914 million and $891 million, respectively, and there was no related allowance for loan losses at that date.
Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued 860,575 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. As of the April 1, 2015 acquisition date, Monarch added total assets of $183 million, including total loans of $122 million, and total deposits of $144 million to the Corporation's consolidated statement of financial position. Monarch Community Bank was consolidated with and into Chemical Bank on May 8, 2015. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The results of the merged Monarch operations are presented within the Corporation's consolidated financial statements from the acquisition date. The disclosure of Monarch's post-acquisition revenue and net income is not practical due to the combining of Monarch's operations with and into Chemical Bank early in the second quarter of 2015. Nonrecurring acquisition-related expenses associated with the Monarch acquisition totaled $2.3 million during the nine months ended September 30, 2015.
The summary computation of the purchase price, including adjustments to reflect Monarch's assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Monarch is presented below. The acquisition accounting presented below may be further adjusted during a measurement period of up to one year beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. During the three months ended September 30, 2015, additional valuation information was obtained about the fair value of the deferred tax assets which resulted in adjustments to the initial purchase price allocation. These adjustments resulted in a decrease to goodwill acquired in the Monarch transaction of $0.1 million. In accordance with ASU 2015-16, no amounts were recorded in the consolidated statements of income for the current reporting period for these adjustments that would have been recorded in a previous reporting period had these adjustments been recognized as of the acquisition date.
A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows (in thousands):

Fair value of the Corporation's common shares issued on April 1, 2015 (860,575 shares at a market price of $31.36 per share)	$26,988
Cash paid	203
Total purchase price	$27,191

Net assets acquired(1):
Monarch shareholders' equity	15,270
Adjustments to reflect fair value of net assets acquired:
Loans	(7,150)
Allowance for loan losses	2,128
Deferred tax assets, net:
Net operating loss carryforward	7,900
Other	1,817	(2)
Premises and equipment	(370)
Core deposit intangibles	1,930
Mortgage servicing rights	315
Other assets and other liabilities	37
Fair value of adjusted net assets acquired	21,877
Goodwill recognized as a result of the Monarch transaction	$5,314
(1) All amounts were previously reported in the Corporation's Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2015, with the exception of deferred tax assets, net.
(2) Includes adjustments to the fair value as a result of additional valuation information obtained during the third quarter of 2015. A summary of these adjustments is included in the section "Allocation of Purchase Price" within this footnote.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Allocation of Purchase Price
The following schedule summarizes the acquisition date estimated fair values, including the adjustments to the fair values identified and recorded during the third quarter of 2015, of assets acquired and liabilities assumed from Monarch:

Assets
Cash and cash equivalents	$32,171
Loans	121,783
Premises and equipment	3,064
Deferred tax assets, net
Net operating loss carryforward	7,900
Other	2,383
Interest receivable and other assets	6,972
Goodwill	5,314
Core deposit intangibles	1,930
Mortgage servicing rights	1,284
Assets acquired, at fair value	182,801
Liabilities
Deposits	144,311
FHLB advances	8,000
Interest payable and other liabilities	3,299
Total liabilities acquired, at fair value	155,610
Total purchase price	$27,191
The estimated fair values presented in the above schedule include adjustments recorded during the third quarter of 2015, which resulted in a $0.1 million decrease to the preliminary amount of goodwill recorded for the Monarch transaction, related to a $0.1 million increase in the amount of recognizable deferred tax assets based on updated information obtained during the quarter.
Upon acquisition, the Monarch loan portfolio had contractually required principal and interest payments receivable of $128.9 million and $37.8 million, respectively, expected principal and interest cash flows of $122.6 million and $37.1 million, respectively, and a fair value of $121.8 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $7.1 million at the acquisition date, with $6.3 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $37.9 million at the date of acquisition. At September 30, 2015, the outstanding contractual principal balance and the carrying amount of the Monarch acquired loan portfolio were $119 million and $112 million, respectively, and there was no related allowance for loan losses at that date.
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
September 30, 2015

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest income	$78,851	$76,651	$233,136	$224,740
Interest expense	5,234	6,526	16,596	20,152
Net interest income	73,617	70,125	216,540	204,588
Provision for loan losses	1,500	1,950	4,500	5,985
Net interest income after provision for loan losses	72,117	68,175	212,040	198,603
Noninterest income	20,215	22,209	63,395	65,696
Operating expenses	57,365	60,863	180,147	183,084
Income before income taxes	34,967	29,521	95,288	81,215
Federal income tax expense	9,915	8,569	21,192	24,011
Net income	$25,052	$20,952	$74,096	$57,204
Net income per common share:
Basic	$0.66	$0.55	$1.95	$1.59
Diluted	0.65	0.55	1.93	1.58
Weighted average shares outstanding:
Basic	38,123	37,944	38,072	36,071
Diluted	38,393	38,139	38,319	36,307
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. At the acquisition date, Northwestern added total assets of $815 million, including total loans of $475 million, and total deposits of $794 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60.1 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition. Subsequent to the original acquisition date valuation of assets and liabilities, the Corporation obtained additional valuation information regarding the fair value of other real estate owned (ORE) and deferred and current federal income tax assets, which resulted in a decrease to ORE of $0.3 million, a reclassification in federal income tax receivable to deferred tax assets of $0.1 million, an increase to deferred tax assets of $0.2 million, and an increase to goodwill recognized in the transaction of $0.1 million. In accordance with ASU 2015-16, no amounts were recorded in the consolidated statements of income for the current reporting period for these adjustments that would have been recorded in a previous reporting period had these adjustments been recognized as of the acquisition date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Upon acquisition, the Northwestern loan portfolio had contractually required principal and interest payments receivable of $507 million and $112 million, respectively, expected principal and interest cash flows of $481 million and $104 million, respectively, and a fair value of $475 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $34 million at the acquisition date, with $26 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $110 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $379 million and $347 million, respectively, at September 30, 2015, compared to $485 million and $452 million, respectively, at December 31, 2014.
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
Acquisition of O.A.K. Financial Corporation (OAK)
On April 30, 2010, the Corporation acquired OAK in an all-stock transaction for total consideration of $83.7 million. OAK provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK added total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. Upon acquisition, the OAK loan portfolio had contractually required principal payments receivable of $683 million and a fair value of $627 million. The outstanding contractual principal balance and the carrying amount of the OAK acquired loan portfolio were $219 million and $198 million, respectively, at September 30, 2015, compared to $268 million and $246 million, respectively, at December 31, 2014 and $286 million and $263 million, respectively, at September 30, 2014.
Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Nine Months Ended September 30,
	2015					2014
	Lake Michigan	Monarch	North-western	OAK	Total	OAK
	(In thousands)
Balance at beginning of period	$—	$—	$104,675	$33,286	$137,961	$32,610
Additions attributable to acquisitions	190,246	37,914	—	—	228,160	—
Additions (reductions)*	803	(1,492)	(4,196)	6,417	1,532	4,493
Accretion recognized in interest income	(14,190)	(3,053)	(14,434)	(9,151)	(40,828)	(11,262)
Reclassification from nonaccretable difference	—	—	—	—	—	10,000
Balance at end of period	$176,859	$33,369	$86,045	$30,552	$326,825	$37,349
*Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at September 30, 2015, December 31, 2014 and September 30, 2014:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
U.S. Treasury securities	$6,770	$34	$—	$6,804
Government sponsored agencies	208,626	734	480	208,880
State and political subdivisions	25,573	465	—	26,038
Residential mortgage-backed securities	201,068	944	347	201,665
Collateralized mortgage obligations	149,549	398	570	149,377
Corporate bonds	39,724	68	69	39,723
Preferred stock and trust preferred securities	2,889	265	—	3,154
Total	$634,199	$2,908	$1,466	$635,641
December 31, 2014
U.S. Treasury securities	$8,272	$—	$13	$8,259
Government sponsored agencies	263,658	356	511	263,503
State and political subdivisions	45,157	1,087	17	46,227
Residential mortgage-backed securities	240,465	885	1,543	239,807
Collateralized mortgage obligations	145,316	261	1,194	144,383
Corporate bonds	44,930	213	48	45,095
Preferred stock	1,389	201	—	1,590
Total	$749,187	$3,003	$3,326	$748,864
September 30, 2014
Government sponsored agencies	$76,626	$354	$42	$76,938
State and political subdivisions	39,589	1,375	—	40,964
Residential mortgage-backed securities	252,908	846	2,715	251,039
Collateralized mortgage obligations	141,273	346	1,174	140,445
Corporate bonds	64,955	295	67	65,183
Preferred stock	1,389	253	—	1,642
Total	$576,740	$3,469	$3,998	$576,211

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
State and political subdivisions	$500,583	$6,038	$7,017	$499,604
Trust preferred securities	500	—	200	300
Total	$501,083	$6,038	$7,217	$499,904
December 31, 2014
State and political subdivisions	$305,913	$7,294	$4,557	$308,650
Trust preferred securities	10,500	—	3,410	7,090
Total	$316,413	$7,294	$7,967	$315,740
September 30, 2014
State and political subdivisions	$308,062	$5,704	$6,476	$307,290
Trust preferred securities	10,500	—	3,515	6,985
Total	$318,562	$5,704	$9,991	$314,275

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
As of December 31, 2014 and September 30, 2014, the Corporation held a $10.0 million trust preferred investment security of Lake Michigan. With the acquisition of Lake Michigan, this investment was settled as of the acquisition date at par.
The following is a summary of the amortized cost and fair value of investment securities at September 30, 2015, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$200,319	$200,435
Due after one year through five years	367,920	368,761
Due after five years through ten years	59,327	59,521
Due after ten years	5,244	5,270
Preferred stock	1,389	1,654
Total	$634,199	$635,641
Investment Securities Held-to-Maturity:
Due in one year or less	$56,508	$56,614
Due after one year through five years	229,324	229,045
Due after five years through ten years	135,569	134,841
Due after ten years	79,682	79,404
Total	$501,083	$499,904

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at September 30, 2015, December 31, 2014 and September 30, 2014, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2015
Government sponsored agencies	$13,703	$349	$13,275	$131	$26,978	$480
State and political subdivisions	208,376	4,762	66,505	2,255	274,881	7,017
Residential mortgage-backed securities	133,975	293	3,567	54	137,542	347
Collateralized mortgage obligations	27,643	36	44,062	534	71,705	570
Corporate bonds	9,664	61	14,992	8	24,656	69
Trust preferred securities	—	—	300	200	300	200
Total	$393,361	$5,501	$142,701	$3,182	$536,062	$8,683
December 31, 2014
U.S. Treasury securities	$8,259	$13	$—	$—	$8,259	$13
Government sponsored agencies	166,963	406	31,927	105	198,890	511
State and political subdivisions	62,310	3,348	36,847	1,226	99,157	4,574
Residential mortgage-backed securities	17,276	52	180,194	1,491	197,470	1,543
Collateralized mortgage obligations	63,077	179	31,620	1,015	94,697	1,194
Corporate bonds	—	—	14,952	48	14,952	48
Trust preferred securities	—	—	7,090	3,410	7,090	3,410
Total	$317,885	$3,998	$302,630	$7,295	$620,515	$11,293
September 30, 2014
Government sponsored agencies	$1,744	$4	$24,810	$38	$26,554	$42
State and political subdivisions	91,532	4,010	70,116	2,466	161,648	6,476
Residential mortgage-backed securities	34,280	144	196,045	2,571	230,325	2,715
Collateralized mortgage obligations	44,195	81	28,544	1,093	72,739	1,174
Corporate bonds	4,996	4	14,937	63	19,933	67
Trust preferred securities	—	—	6,985	3,515	6,985	3,515
Total	$176,747	$4,243	$341,437	$9,746	$518,184	$13,989
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2015, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at September 30, 2015 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.
At September 30, 2015, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at September 30, 2015, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at September 30, 2015, December 31, 2014 and September 30, 2014 were primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	September 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Commercial loan portfolio:
Commercial	$1,829,870	$1,354,881	$1,239,946
Commercial real estate	2,227,364	1,557,648	1,322,646
Real estate construction	133,405	152,745	125,782
Land development	12,176	18,750	10,434
Subtotal	4,202,815	3,084,024	2,698,808
Consumer loan portfolio:
Residential mortgage	1,394,427	1,110,390	984,049
Consumer installment	899,751	829,570	783,443
Home equity	719,202	664,246	574,620
Subtotal	3,013,380	2,604,206	2,342,112
Total loans	$7,216,195	$5,688,230	$5,040,920

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
September 30, 2015

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at September 30, 2015, December 31, 2014 and September 30, 2014:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
September 30, 2015
Originated Portfolio:
Risk Grades 1-5	$1,356,073	$1,345,565	$126,836	$6,233	$2,834,707
Risk Grade 6	39,781	31,303	—	433	71,517
Risk Grade 7	42,923	26,951	737	868	71,479
Risk Grade 8	24,341	24,966	247	297	49,851
Risk Grade 9	2,122	3	—	—	2,125
Subtotal	1,465,240	1,428,788	127,820	7,831	3,029,679
Acquired Portfolio:
Risk Grades 1-5	327,862	736,248	5,432	1,416	1,070,958
Risk Grade 6	18,970	28,901	—	106	47,977
Risk Grade 7	11,554	28,168	—	2,099	41,821
Risk Grade 8	6,244	5,259	153	724	12,380
Risk Grade 9	—	—	—	—	—
Subtotal	364,630	798,576	5,585	4,345	1,173,136
Total	$1,829,870	$2,227,364	$133,405	$12,176	$4,202,815
December 31, 2014
Originated Portfolio:
Risk Grades 1-5	$1,171,817	$1,114,529	$134,668	$2,952	$2,423,966
Risk Grade 6	37,800	34,996	1,408	738	74,942
Risk Grade 7	29,863	29,935	2,502	613	62,913
Risk Grade 8	16,417	24,958	162	225	41,762
Risk Grade 9	1	8	—	—	9
Subtotal	1,255,898	1,204,426	138,740	4,528	2,603,592
Acquired Portfolio:
Risk Grades 1-5	76,780	321,018	14,005	11,789	423,592
Risk Grade 6	12,687	8,698	—	583	21,968
Risk Grade 7	4,089	12,478	—	197	16,764
Risk Grade 8	5,427	11,028	—	1,653	18,108
Risk Grade 9	—	—	—	—	—
Subtotal	98,983	353,222	14,005	14,222	480,432
Total	$1,354,881	$1,557,648	$152,745	$18,750	$3,084,024
September 30, 2014
Originated Portfolio:
Risk Grades 1-5	$1,098,885	$1,090,397	$110,402	$3,228	$2,302,912
Risk Grade 6	16,469	27,087	666	943	45,165
Risk Grade 7	34,409	42,134	3,751	618	80,912
Risk Grade 8	18,006	23,847	162	1,467	43,482
Risk Grade 9	207	11	—	—	218
Subtotal	1,167,976	1,183,476	114,981	6,256	2,472,689
Acquired Portfolio:
Risk Grades 1-5	58,342	130,887	10,801	2,303	202,333
Risk Grade 6	3,909	2,086	—	—	5,995
Risk Grade 7	5,885	6,197	—	148	12,230
Risk Grade 8	3,834	—	—	1,727	5,561
Risk Grade 9	—	—	—	—	—
Subtotal	71,970	139,170	10,801	4,178	226,119
Total	$1,239,946	$1,322,646	$125,782	$10,434	$2,698,808

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at September 30, 2015, December 31, 2014 and September 30, 2014:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
September 30, 2015
Originated Loans:
Performing	$1,150,736	$886,921	$586,479	$2,624,136
Nonperforming	10,374	536	2,434	13,344
Subtotal	1,161,110	887,457	588,913	2,637,480
Acquired Loans:
Performing	229,930	12,227	129,033	371,190
Nonperforming	3,387	67	1,256	4,710
Subtotal	233,317	12,294	130,289	375,900
Total	$1,394,427	$899,751	$719,202	$3,013,380
December 31, 2014
Originated Loans:
Performing	$987,542	$818,878	$566,083	$2,372,503
Nonperforming	10,459	500	3,013	13,972
Subtotal	998,001	819,378	569,096	2,386,475
Acquired Loans:
Performing	111,101	10,174	94,696	215,971
Nonperforming	1,288	18	454	1,760
Subtotal	112,389	10,192	95,150	217,731
Total	$1,110,390	$829,570	$664,246	$2,604,206
September 30, 2014
Originated Loans:
Performing	$963,469	$782,087	$544,227	$2,289,783
Nonperforming	10,720	527	3,895	15,142
Subtotal	974,189	782,614	548,122	2,304,925
Acquired Loans:
Performing	9,658	728	26,327	36,713
Nonperforming	202	101	171	474
Subtotal	9,860	829	26,498	37,187
Total	$984,049	$783,443	$574,620	$2,342,112

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Nonperforming Loans
A summary of nonperforming loans follows:

	September 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Nonaccrual loans:
Commercial	$26,463	$16,418	$18,213
Commercial real estate	24,969	24,966	23,858
Real estate construction	247	162	162
Land development	297	225	1,467
Residential mortgage	6,248	6,706	6,693
Consumer installment	536	500	527
Home equity	1,876	1,667	2,116
Total nonaccrual loans	60,636	50,644	53,036
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	122	170	16
Commercial real estate	216	—	87
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	572	557	380
Consumer installment	—	—	—
Home equity	558	1,346	1,779
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,468	2,073	2,262
Nonperforming TDRs:
Commercial loan portfolio	15,559	15,271	11,797
Consumer loan portfolio	3,554	3,196	3,647
Total nonperforming TDRs	19,113	18,467	15,444
Total nonperforming loans	$81,217	$71,184	$70,742
The Corporation’s nonaccrual loans at September 30, 2015, December 31, 2014 and September 30, 2014 included $35.1 million, $37.2 million and $40.5 million, respectively, of nonaccrual TDRs.
The Corporation had $3.4 million of residential mortgage loans that were in the process of foreclosure at September 30, 2015, compared to $2.3 million and $1.9 million at December 31, 2014 and September 30, 2014, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Impaired Loans
The following schedule presents impaired loans by classes of loans at September 30, 2015, December 31, 2014 and September 30, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
September 30, 2015
Impaired loans with a valuation allowance:
Commercial	$19,784	$20,059	$5,711
Commercial real estate	4,634	5,481	711
Residential mortgage	21,261	21,261	226
Subtotal	45,679	46,801	6,648
Impaired loans with no related valuation allowance:
Commercial	28,742	35,072	—
Commercial real estate	52,651	72,381	—
Real estate construction	400	480	—
Land development	1,354	2,285	—
Residential mortgage	9,635	9,635	—
Consumer installment	603	603	—
Home equity	3,132	3,132	—
Subtotal	96,517	123,588	—
Total impaired loans:
Commercial	48,526	55,131	5,711
Commercial real estate	57,285	77,862	711
Real estate construction	400	480	—
Land development	1,354	2,285	—
Residential mortgage	30,896	30,896	226
Consumer installment	603	603	—
Home equity	3,132	3,132	—
Total	$142,196	$170,389	$6,648
December 31, 2014
Impaired loans with a valuation allowance:
Commercial	$966	$1,040	$293
Commercial real estate	2,587	2,927	710
Residential mortgage	19,681	19,681	335
Subtotal	23,234	23,648	1,338
Impaired loans with no related valuation allowance:
Commercial	38,094	44,557	—
Commercial real estate	60,616	82,693	—
Real estate construction	162	255	—
Land development	1,928	3,484	—
Residential mortgage	7,994	7,994	—
Consumer installment	518	518	—
Home equity	2,121	2,121	—
Subtotal	111,433	141,622	—
Total impaired loans:
Commercial	39,060	45,597	293
Commercial real estate	63,203	85,620	710
Real estate construction	162	255	—
Land development	1,928	3,484	—
Residential mortgage	27,675	27,675	335
Consumer installment	518	518	—
Home equity	2,121	2,121	—
Total	$134,667	$165,270	$1,338

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
September 30, 2014
Impaired loans with a valuation allowance:
Commercial	$1,253	$1,396	$313
Commercial real estate	3,779	4,094	862
Residential mortgage	19,629	19,629	328
Subtotal	24,661	25,119	1,503
Impaired loans with no related valuation allowance:
Commercial	40,344	45,259	—
Commercial real estate	45,550	59,037	—
Real estate construction	162	369	—
Land development	3,244	5,969	—
Residential mortgage	6,693	6,693	—
Consumer installment	527	527	—
Home equity	2,116	2,116	—
Subtotal	98,636	119,970	—
Total impaired loans:
Commercial	41,597	46,655	313
Commercial real estate	49,329	63,131	862
Real estate construction	162	369	—
Land development	3,244	5,969	—
Residential mortgage	26,322	26,322	328
Consumer installment	527	527	—
Home equity	2,116	2,116	—
Total	$123,297	$145,089	$1,503
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $28.2 million, $30.6 million and $21.8 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, includes confirmed losses (partial charge-offs) of $14.6 million, $15.4 million and $18.2 million, respectively, and fair value discount adjustments of $13.6 million, $15.2 million and $3.6 million, respectively.
Impaired loans included $17.6 million, $19.9 million and $10.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $44.8 million, $45.7 million and $44.6 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following schedule presents information related to impaired loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$42,847	$310	$39,387	$862
Commercial real estate	59,150	470	59,927	1,453
Real estate construction	445	3	491	5
Land development	1,765	23	1,847	84
Residential mortgage	30,467	387	29,084	1,098
Consumer installment	497	—	474	1
Home equity	3,026	20	2,635	42
Total	$138,197	$1,213	$133,845	$3,545

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$41,903	$346	$42,046	$1,026
Commercial real estate	50,133	263	51,571	990
Real estate construction	162	—	164	—
Land development	3,284	30	4,079	101
Residential mortgage	26,166	310	26,561	941
Consumer installment	481	—	630	—
Home equity	2,246	—	2,212	—
Total	$124,375	$949	$127,263	$3,058
The following schedule presents the aging status of the recorded investment in loans by classes of loans at September 30, 2015, December 31, 2014 and September 30, 2014:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
September 30, 2015
Originated Portfolio:
Commercial	$4,580	$1,297	$122	$26,463	$32,462	$1,432,778	$1,465,240
Commercial real estate	7,716	344	216	24,969	33,245	1,395,543	1,428,788
Real estate construction	—	—	—	247	247	127,573	127,820
Land development	—	—	—	297	297	7,534	7,831
Residential mortgage	1,818	85	572	6,248	8,723	1,152,387	1,161,110
Consumer installment	3,075	375	—	536	3,986	883,471	887,457
Home equity	2,427	750	558	1,876	5,611	583,302	588,913
Total	$19,616	$2,851	$1,468	$60,636	$84,571	$5,582,588	$5,667,159
Acquired Portfolio:
Commercial	$209	$—	$6,273	$—	$6,482	$358,148	$364,630
Commercial real estate	722	760	5,783	—	7,265	791,311	798,576
Real estate construction	—	—	153	—	153	5,432	5,585
Land development	—	—	725	—	725	3,620	4,345
Residential mortgage	908	—	3,387	—	4,295	229,022	233,317
Consumer installment	30	—	67	—	97	12,197	12,294
Home equity	675	340	1,256	—	2,271	128,018	130,289
Total	$2,544	$1,100	$17,644	$—	$21,288	$1,527,748	$1,549,036

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2014
Originated Portfolio:
Commercial	$4,033	$743	$170	$16,418	$21,364	$1,234,534	$1,255,898
Commercial real estate	7,515	1,383	—	24,966	33,864	1,170,562	1,204,426
Real estate construction	262	—	—	162	424	138,316	138,740
Land development	—	—	—	225	225	4,303	4,528
Residential mortgage	2,126	54	557	6,706	9,443	988,558	998,001
Consumer installment	3,620	512	—	500	4,632	814,746	819,378
Home equity	3,039	660	1,346	1,667	6,712	562,384	569,096
Total	$20,595	$3,352	$2,073	$50,644	$76,664	$4,913,403	$4,990,067
Acquired Portfolio:
Commercial	$133	$—	$5,427	$—	$5,560	$93,423	$98,983
Commercial real estate	2,014	352	11,052	—	13,418	339,804	353,222
Real estate construction	—	—	—	—	—	14,005	14,005
Land development	—	—	1,653	—	1,653	12,569	14,222
Residential mortgage	156	—	18	—	174	112,215	112,389
Consumer installment	55	3	454	—	512	9,680	10,192
Home equity	636	106	1,288	—	2,030	93,120	95,150
Total	$2,994	$461	$19,892	$—	$23,347	$674,816	$698,163
September 30, 2014
Originated Portfolio:
Commercial	$3,717	$1,145	$16	$18,213	$23,091	$1,144,885	$1,167,976
Commercial real estate	3,837	29	87	23,858	27,811	1,155,665	1,183,476
Real estate construction	1,075	—	—	162	1,237	113,744	114,981
Land development	—	—	—	1,467	1,467	4,789	6,256
Residential mortgage	1,669	—	380	6,693	8,742	965,447	974,189
Consumer installment	2,859	437	—	527	3,823	778,791	782,614
Home equity	2,592	361	1,779	2,116	6,848	541,274	548,122
Total	$15,749	$1,972	$2,262	$53,036	$73,019	$4,704,595	$4,777,614
Acquired Portfolio:
Commercial	$—	$—	$6,514	$—	$6,514	$65,456	$71,970
Commercial real estate	—	—	1,559	—	1,559	137,611	139,170
Real estate construction	—	—	—	—	—	10,801	10,801
Land development	—	—	1,727	—	1,727	2,451	4,178
Residential mortgage	—	—	202	—	202	9,658	9,860
Consumer installment	—	—	—	—	—	829	829
Home equity	335	—	227	—	562	25,936	26,498
Total	$335	$—	$10,229	$—	$10,564	$252,742	$263,306

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s loans reported as TDRs at September 30, 2015, December 31, 2014 and September 30, 2014:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
September 30, 2015
Commercial loan portfolio	$27,096	$15,559	$31,743	$74,398
Consumer loan portfolio	17,707	3,554	3,329	24,590
Total	$44,803	$19,113	$35,072	$98,988
December 31, 2014
Commercial loan portfolio	$29,179	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	3,196	4,594	24,275
Total	$45,664	$18,467	$37,191	$101,322
September 30, 2014
Commercial loan portfolio	$28,606	$11,797	$36,549	$76,952
Consumer loan portfolio	15,982	3,647	3,996	23,625
Total	$44,588	$15,444	$40,545	$100,577
The following schedule provides information on the Corporation's TDRs that were modified during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	3	$882	$882	21	$5,146	$5,146
Commercial real estate	3	2,044	2,044	12	5,105	5,105
Land development	—	—	—	1	305	305
Subtotal – commercial loan portfolio	6	2,926	2,926	34	10,556	10,556
Consumer loan portfolio	15	481	481	54	2,450	2,448
Total	21	$3,407	$3,407	88	$13,006	$13,004

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	7	$448	$448	34	$12,379	$12,379
Commercial real estate	7	1,138	1,138	28	7,062	7,062
Land development	—	—	—	1	72	72
Subtotal – commercial loan portfolio	14	1,586	1,586	63	19,513	19,513
Consumer loan portfolio	14	572	565	107	3,208	3,191
Total	28	$2,158	$2,151	170	$22,721	$22,704

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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
The following schedule includes TDRs for which there was a payment default during the three and nine months ended September 30, 2015 and 2014, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	—	$—
Commercial real estate	1	74	5	1,016
Subtotal – commercial loan portfolio	1	74	5	1,016
Consumer loan portfolio	1	13	2	46
Total	2	$87	7	$1,062

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	6	$875
Commercial real estate	—	—	5	2,273
Subtotal – commercial loan portfolio	—	—	11	3,148
Consumer loan portfolio	4	162	7	242
Total	4	$162	18	$3,390

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and nine months ended September 30, 2015 and details regarding the balance in the allowance and the recorded investment in loans at September 30, 2015 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended September 30, 2015:
Beginning balance	$45,527	$23,321	$6,093	$74,941
Provision for loan losses	2,637	(351)	(786)	1,500
Charge-offs	(539)	(1,656)	—	(2,195)
Recoveries	769	611	—	1,380
Ending balance	$48,394	$21,925	$5,307	$75,626
Changes in allowance for loan losses for the nine months ended September 30, 2015:
Beginning balance	$44,156	$28,803	$2,724	$75,683
Provision for loan losses	5,604	(3,687)	2,583	4,500
Charge-offs	(2,958)	(5,104)	—	(8,062)
Recoveries	1,592	1,913	—	3,505
Ending balance	$48,394	$21,925	$5,307	$75,626
Allowance for loan losses balance at September 30, 2015 attributable to:
Loans individually evaluated for impairment	$6,422	$226	$—	$6,648
Loans collectively evaluated for impairment	41,972	21,699	5,307	68,978
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$48,394	$21,925	$5,307	$75,626
Recorded investment (loan balance) at September 30, 2015:
Loans individually evaluated for impairment	$94,631	$21,261	$—	$115,892
Loans collectively evaluated for impairment	2,935,048	2,616,219	—	5,551,267
Loans acquired with deteriorated credit quality	1,173,136	375,900	—	1,549,036
Total	$4,202,815	$3,013,380	$—	$7,216,195
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
September 30, 2015

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
The allowance attributable to acquired loans of $0.5 million at December 31, 2014 and September 30, 2014 was primarily attributable to two consumer loan pools in the acquired loan portfolio that had a decline in expected cash flows. There were no material changes in expected cash flows for the remaining acquired loan pools at September 30, 2015, December 31, 2014 or September 30, 2014.
Note 5: Intangible Assets
The Corporation has the following types of intangible assets: goodwill, core deposit intangible assets, non-compete intangible assets and mortgage servicing rights (MSRs). Goodwill, core deposit intangible assets, and non-compete intangible assets arose as a result of business combinations or other acquisitions. MSRs arose as a result of selling residential mortgage loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan and from acquisitions of other banks that had MSRs. The majority of the MSRs recorded at September 30, 2015 were acquired as a result of the Northwestern and Monarch acquisitions. Amortization is recorded on the core deposit intangible assets, non-compete intangible assets and MSRs. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and other acquisitions.
During the second quarter of 2015, the Corporation acquired Lake Michigan and Monarch, which resulted in the recognition of $100.9 million and $5.3 million in goodwill, respectively. No amount of goodwill recorded in conjunction with these acquisitions is deductible for tax purposes. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test performed as of October 31, 2014 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through September 30, 2015 and that the Corporation's goodwill was not impaired at September 30, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table shows the net carrying value of the Corporation’s intangible assets:

	September 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Goodwill	$286,454	$180,128	$120,164
Other intangible assets:
Core deposit intangible assets	$27,890	$20,863	$8,665
Non-compete intangible assets	434	—	—
Mortgage servicing rights	11,540	12,217	3,293
Total other intangible assets	$39,864	$33,080	$11,958
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	September 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Gross original amount	$40,055	$31,550	$18,659
Accumulated amortization	12,165	10,687	9,994
Carrying amount	$27,890	$20,863	$8,665
Amortization expense for the three months ended September 30	$1,163		$445
Amortization expense for the nine months ended September 30	$2,906		$1,336
In conjunction with the acquisition of Lake Michigan on May 31, 2015 and Monarch on April 1, 2015, the Corporation recorded $8.0 million and $1.9 million, respectively, in core deposit intangible assets. These core deposit intangible assets are being amortized over a period of 10 years on an accelerated basis. There were no additions of core deposit intangible assets during the three and nine months ended September 30, 2014.
The estimated future amortization expense on core deposit intangible assets for periods ending after September 30, 2015 is as follows: 2015 — $1.2 million; 2016 — $4.4 million; 2017 — $3.8 million; 2018 — $3.6 million; 2019 — $3.4 million; 2020 and thereafter — $11.5 million.
In conjunction with the acquisition of Lake Michigan on May 31, 2015, the Corporation recorded $0.6 million in non-compete intangible assets with an amortization period of one year. There were no additions of non-compete intangible assets during the three and nine months ended September 30, 2014.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	September 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Net carrying value of MSRs	$11,540	$12,217	$3,293
Fair value of MSRs	$15,326	$14,979	$6,618
Loans serviced for others that have servicing rights capitalized	$2,129,492	$2,093,140	$875,720

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table shows the activity for capitalized MSRs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$12,307	$3,344	$12,217	$3,423
Acquired in Monarch acquisition	—	—	1,284	—
Additions	303	324	1,118	745
Amortization	(1,070)	(375)	(3,279)	(875)
Change in valuation allowance	—	—	200	—
Balance at end of period	$11,540	$3,293	$11,540	$3,293
MSRs are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. There was a valuation allowance of $0.2 million as of December 31, 2014 related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. There was no impairment valuation allowance recorded on the Corporation's MSRs at September 30, 2015 and September 30, 2014.
Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	September 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Net unrealized gains (losses) on investment securities – available-for-sale, net of related tax expense (benefit) of $505 at September 30, 2015, $(113) at December 31, 2014 and $(185) at September 30, 2014	$937	$(210)	$(344)
Pension and other postretirement benefits adjustment, net of related tax benefit of $16,220 at September 30, 2015, $17,362 at December 31, 2014 and $10,318 at September 30, 2014	(30,123)	(32,243)	(19,162)
Accumulated other comprehensive loss	$(29,186)	$(32,453)	$(19,506)
Note 7: Borrowings
Short-term Borrowings
A summary of the Corporation's short-term borrowings, which generally have an original term to maturity of 30 days or less, follows:

	September 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Short-term borrowings:
Securities sold under agreements to repurchase with customers	$330,016	$304,467	$323,086
Short-term FHLB advances	—	60,000	—
Federal funds purchased	—	25,000	—
Total short-term borrowings	$330,016	$389,467	$323,086

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Other Borrowings
A summary of the Corporation's other borrowings follows:

	September 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Other borrowings:
Long-term FHLB advances	$181,432	$—	$—
Securities sold under agreements to repurchase	23,546	—	—
Line of credit	25,000	—	—
Subordinated debentures	18,418	—	—
Total other borrowings	$248,396	$—	$—
During the third quarter of 2015, the Corporation borrowed $100 million of long-term FHLB advances, which consist of three- and five-year term fixed-rate advances with a weighted-average interest rate of 1.48%. In conjunction with the Lake Michigan and Monarch acquisitions, the Corporation acquired long-term FHLB advances totaling $81.5 million. These advances have a weighted average interest rate of 1.41% at September 30, 2015. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by eligible loans totaling $1.33 billion as of September 30, 2015. The scheduled reductions of long-term FHLB advances as of September 30, 2015 were as follows: 2016 - $7.1 million; 2017 - $47.1 million; 2018 - $67.1 million; 2019; - $0.1 million; and 2020 - $60.0 million.
In conjunction with the Lake Michigan acquisition, the Company acquired securities sold under agreements to repurchase with an unaffiliated financial institution of $23.7 million as of the acquisition date. These agreements are secured by available for-sale-securities. The scheduled reductions of securities sold under agreements to repurchase as of September 30, 2015 were as follows: 2015 - $6.0 million; 2016 - $5.1 million; 2017 - $9.4 million; and 2018 - $3.1 million.
The Corporation entered into a $25 million secured non-revolving line-of-credit in May 2015 with an unaffiliated third-party financial institution. The Corporation drew on the entire amount of the line-of-credit in order to partially fund the cash portion of the purchase price consideration for the Lake Michigan transaction. This line-of-credit bears a variable rate of interest which is based on the one-, two- or three-month LIBOR, as periodically selected by the Corporation, plus a fixed stated rate (effective interest rate of 2.21% at September 30, 2015), and matures in May 2016. The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at September 30, 2015.
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
LMFCTI issued $10.3 million in preferred securities in October 2002. This trust preferred subordinated debt pays interest based on a floating rate tied to the three-month LIBOR plus 3.45% (effective interest rate based on par of 3.78% as of September 30, 2015). The maturity date of this trust preferred subordinated debt is October 2032. LMFCTII issued $8.2 million in preferred securities in May 2004. This trust preferred subordinated debt pays interest based on a floating rate tied to the three-month LIBOR plus 2.7% (effective interest rate based on par of 3.03% as of September 30, 2015). The maturity date of this trust preferred subordinated debt is May 2034. The Corporation may, at any time, redeem the LMFCTI or LMFCTII subordinated debentures at par. Including the impact of recording these subordinated debentures at fair value at the acquisition date, the weighted-average cost of these obligations was 4.44% as of September 30, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Note 8: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank, The Bank of Holland and The Bank of Northern Michigan to the Corporation. As of September 30, 2015, substantially all of the assets of Chemical Bank, The Bank of Holland and The Bank of Northern Michigan were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank, The Bank of Holland, and The Bank of Northern Michigan prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets of the Corporation totaled $7.10 billion, $5.70 billion and $5.06 billion at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.
In July 2013, the Federal Reserve Board and Federal Deposit Insurance Corporation (FDIC) approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. Beginning January 1, 2015, the final rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
At September 30, 2015, December 31, 2014 and September 30, 2014, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” At September 30, 2015, the capital ratios of both The Bank of Holland and The Bank of Northern Michigan exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
September 30, 2015
Total Capital to Risk-Weighted Assets:
Corporation	$825,649	11.6%	$569,695	8.0%	N/A	N/A
Chemical Bank	711,375	11.8	483,284	8.0	$604,105	10.0%
The Bank of Holland	80,315	10.6	60,686	8.0	75,857	10.0
The Bank of Northern Michigan	34,924	10.9	25,673	8.0	32,091	10.0
Tier 1 Capital to Risk-Weighted Assets:
Corporation	750,023	10.5	427,272	6.0	N/A	N/A
Chemical Bank	635,810	10.5	362,463	6.0	483,284	8.0
The Bank of Holland	79,354	10.5	45,514	6.0	60,686	8.0
The Bank of Northern Michigan	34,748	10.8	19,255	6.0	25,673	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	736,158	10.3	320,454	4.5	N/A	N/A
Chemical Bank	635,810	10.5	271,847	4.5	392,668	6.5
The Bank of Holland	79,354	10.5	34,136	4.5	49,307	6.5
The Bank of Northern Michigan	34,748	10.8	14,441	4.5	20,859	6.5
Leverage Ratio:
Corporation	750,023	8.4	357,549	4.0	N/A	N/A
Chemical Bank	635,810	8.2	309,871	4.0	387,339	5.0
The Bank of Holland	79,354	9.8	32,387	4.0	40,484	5.0
The Bank of Northern Michigan	34,748	9.0	15,408	4.0	19,260	5.0
December 31, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$705,130	12.4%	$456,302	8.0%	N/A	N/A
Chemical Bank	654,031	11.5	455,633	8.0	$569,541	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	633,779	11.1	228,151	4.0	N/A	N/A
Chemical Bank	582,783	10.2	227,816	4.0	341,725	6.0
Leverage Ratio:
Corporation	633,779	9.3	273,226	4.0	N/A	N/A
Chemical Bank	582,783	8.5	273,048	4.0	341,310	5.0
September 30, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$760,324	15.0%	$404,420	8.0%	N/A	N/A
Chemical Bank	613,673	12.2	403,840	8.0	$504,799	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	696,963	13.8	202,210	4.0	N/A	N/A
Chemical Bank	550,401	10.9	201,920	4.0	302,880	6.0
Leverage Ratio:
Corporation	696,963	11.1	251,133	4.0	N/A	N/A
Chemical Bank	550,401	8.8	250,986	4.0	313,732	5.0

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

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

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bank, Student Loan Marketing Corporation and the Small Business Administration, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds, preferred stock and available-for-sale trust preferred securities. Valuations are obtained from a third-party pricing service for these investment securities.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, held-to-maturity trust preferred investment securities, impaired loans, goodwill, core deposit intangible assets, non-compete intangible assets, MSRs and other real estate and repossessed assets.

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
September 30, 2015

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
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2015
Investment securities – available-for-sale:
U.S. Treasury securities	$6,804	$—	$—	$6,804
Government sponsored agencies	—	208,880	—	208,880
State and political subdivisions	—	26,038	—	26,038
Residential mortgage-backed securities	—	201,665	—	201,665
Collateralized mortgage obligations	—	149,377	—	149,377
Corporate bonds	—	39,723	—	39,723
Preferred stock and trust preferred securities	—	3,154	—	3,154
Total investment securities – available-for-sale	6,804	628,837	—	635,641
Loans held-for-sale	—	12,319	—	12,319
Total assets measured at fair value on a recurring basis	$6,804	$641,156	$—	$647,960
December 31, 2014
Investment securities – available-for-sale:
U.S. Treasury securities	$8,259	$—	$—	$8,259
Government sponsored agencies	—	263,503	—	263,503
State and political subdivisions	—	46,227	—	46,227
Residential mortgage-backed securities	—	239,807	—	239,807
Collateralized mortgage obligations	—	144,383	—	144,383
Corporate bonds	—	45,095	—	45,095
Preferred stock	—	1,590	—	1,590
Total investment securities – available-for-sale	8,259	740,605	—	748,864
Loans held-for-sale	—	9,128	—	9,128
Total assets measured at fair value on a recurring basis	$8,259	$749,733	$—	$757,992
September 30, 2014
Investment securities – available-for-sale:
Government sponsored agencies	$—	$76,938	$—	$76,938
State and political subdivisions	—	40,964	—	40,964
Residential mortgage-backed securities	—	251,039	—	251,039
Collateralized mortgage obligations	—	140,445	—	140,445
Corporate bonds	—	65,183	—	65,183
Preferred stock	—	1,642	—	1,642
Total investment securities – available-for-sale	—	576,211	—	576,211
Loans held-for-sale	—	9,347	—	9,347
Total assets measured at fair value on a recurring basis	$—	$585,558	$—	$585,558

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

There were no liabilities recorded at fair value on a recurring basis at September 30, 2015, December 31, 2014 or September 30, 2014.
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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At September 30, 2015, December 31, 2014 and September 30, 2014, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets, non-compete intangible assets, and MSRs. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2015, December 31, 2014 and September 30, 2014, there was no impairment identified for core deposit intangible assets or non-compete intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2014, the Corporation recognized a valuation allowance of $0.2 million related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. At September 30, 2015 and September 30, 2014, there was no impairment identified for MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis at that date.
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
September 30, 2015

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2015
Impaired originated loans	$—	$—	$40,102	$40,102
Other real estate/repossessed assets	—	—	11,207	11,207
Total	$—	$—	$51,309	$51,309
December 31, 2014
Impaired originated loans	$—	$—	$21,323	$21,323
Other real estate/repossessed assets	—	—	14,205	14,205
Mortgage servicing rights	—	—	8,691	8,691
Total	$—	$—	$44,219	$44,219
September 30, 2014
Impaired originated loans	$—	$—	$26,037	$26,037
Other real estate/repossessed assets	—	—	10,354	10,354
Total	$—	$—	$36,391	$36,391
There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2015, December 31, 2014 and September 30, 2014.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At September 30, 2015, December 31, 2014 and September 30, 2014, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
September 30, 2015

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
September 30, 2015

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	September 30, 2015		December 31, 2014		September 30, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$291,537	$291,537	$183,020	$183,020	$382,138	$382,138
Investment securities:
Available-for-sale	Level 1	6,804	6,804	8,259	8,259	—	—
Available-for-sale	Level 2	628,837	628,837	740,605	740,605	576,211	576,211
Held-to-maturity	Level 2	500,583	499,604	305,913	308,650	308,062	307,290
Held-to-maturity	Level 3	500	300	10,500	7,090	10,500	6,985
Nonmarketable equity securities	NA	36,142	36,142	27,369	27,369	25,572	25,572
Loans held-for-sale	Level 2	12,319	12,319	9,128	9,128	9,347	9,347
Net loans	Level 3	7,140,569	7,151,520	5,612,547	5,623,454	4,963,914	4,967,167
Interest receivable	Level 2	24,737	24,737	17,492	17,492	17,057	17,057
Liabilities:
Deposits without defined maturities	Level 2	$5,924,103	$5,924,103	$4,741,024	$4,741,024	$4,191,894	$4,191,894
Time deposits	Level 3	1,691,108	1,692,179	1,337,947	1,340,015	1,240,033	1,242,419
Interest payable	Level 2	1,728	1,728	755	755	710	710
Short-term borrowings	Level 2	330,016	330,016	389,467	389,467	323,086	323,086
Other borrowings	Level 2	206,432	206,432	—	—	—	—
Other borrowings	Level 3	41,964	41,964	—	—	—	—
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$24,467	$16,767	$61,326	$46,816
Denominator for basic earnings per common share, weighted average common shares outstanding	38,123	32,762	35,384	30,896
Weighted average common stock equivalents	270	194	246	205
Denominator for diluted earnings per common share	38,393	32,956	35,630	31,101
Basic earnings per common share	$0.64	$0.51	$1.73	$1.52
Diluted earnings per common share	0.64	0.51	1.72	1.51
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 17,333 and 249,150 for the three months ended September 30, 2015 and 2014, respectively, and 73,028 and 251,403 for the nine months ended September 30, 2015 and 2014, respectively.
Note 11: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended September 30, 2015 and 2014, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $1.2 million and $0.7 million, respectively. During the nine-month periods ended September 30, 2015 and 2014, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $2.7 million and $1.9 million, respectively.
During the nine-month period ended September 30, 2015, the Corporation granted options to purchase 244,165 shares of common stock, 85,070 restricted stock units and 10,851 shares of common stock to certain officers of the Corporation. On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At September 30, 2015, there were 1,275,052 shares of common stock available for future grants under the Stock Incentive Plan of 2015.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

A summary of activity for the Corporation’s stock options as of and for the nine months ended September 30, 2015 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2014	432,199	$26.75	$8.30	1,037,311	$25.90
Granted	244,165	30.18	8.40	244,165	30.18
Lake Michigan converted options	—	—	—	132,883	12.93
Exercised	—	—	—	(233,333)	23.68
Vested	(150,224)	25.57	7.80	—	—
Forfeited/expired	(38,342)	27.98	8.49	(38,942)	28.05
Outstanding at September 30, 2015	487,798	$28.73	$8.49	1,142,084	$25.68
Exercisable/vested at September 30, 2015				654,286	$23.41
The weighted-average remaining contractual terms were 6.3 years for all outstanding stock options and 4.6 years for exercisable stock options at September 30, 2015. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $6.0 million and $4.2 million, respectively, at September 30, 2015. The aggregate intrinsic values of outstanding and exercisable options at September 30, 2015 were calculated based on the closing market price of the Corporation’s common stock on September 30, 2015 of $32.35 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, were not included in the aggregate intrinsic value reported.
At September 30, 2015, unrecognized compensation expense related to stock options totaled $3.5 million and is expected to be recognized over a remaining weighted average period of 3.7 years.
The fair value of the stock options granted during the nine months ended September 30, 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

A summary of the activity for restricted stock units as of and for the nine months ended September 30, 2015 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2014	204,319	$24.14
Granted	85,070	28.48
Converted into shares of common stock	(69,410)	22.44
Forfeited/expired	(11,809)	25.61
Outstanding at September 30, 2015	208,170	$26.40
At September 30, 2015, unrecognized compensation expense related to restricted stock unit awards totaled $3.3 million and is expected to be recognized over a remaining weighted average period of 2.6 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Defined Benefit Pension Plans
Service cost	$273	$250	$818	$751
Interest cost	1,331	1,312	3,995	3,936
Expected return on plan assets	(2,161)	(2,078)	(6,483)	(6,235)
Amortization of prior service credit	(2)	—	(4)	(1)
Amortization of unrecognized net loss	1,057	569	3,169	1,707
Net periodic benefit cost	$498	$53	$1,495	$158
Postretirement Benefit Plan
Service cost	$4	$5	$12	$14
Interest cost	33	36	100	107
Amortization of prior service cost	32	32	97	97
Amortization of unrecognized net gain	—	(26)	(1)	(78)
Net periodic benefit cost	$69	$47	$208	$140
The Corporation’s pension plan does not have a contribution requirement in 2015. The Corporation did not make a contribution to the pension plan during 2014. The discount rate used to compute the Corporation's pension plan expense for 2015 is 4.15%.
401(k) Savings Plan
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $1.4 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $3.8 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015

Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit pension plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made by the Corporation to the Pentegra DB Plan for the three and nine months ended September 30, 2015.
Note 13: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At September 30, 2015, December 31, 2014 and September 30, 2014, the Corporation had $38 million, $41 million and $37 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at September 30, 2015, December 31, 2014 and September 30, 2014.

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
Non-GAAP Financial Measures
This report contains references to financial measures which are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible equity to assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding nonrecurring acquisition-related expenses, including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and operating expenses. These non-GAAP financial measures have been included as the Corporation believes they are helpful for investors to analyze and evaluate the Corporation's financial performance. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to the Corporation's GAAP results.
Acquisitions
Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all of the outstanding stock of Lake Michigan Financial Corporation (Lake Michigan) for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company, owned The Bank of Holland and The Bank of Northern Michigan, which combined operate five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan will be operated as separate subsidiaries of the Corporation until their planned consolidation with and into Chemical Bank in the fourth quarter of 2015 in conjunction with conversion of their core data systems into Chemical Bank's systems. The acquisition of Lake Michigan resulted in increases in the Corporation's total assets of $1.24 billion, including total loans of $986 million, and total deposits of $925 million. In connection with the acquisition of Lake Michigan, the Corporation recorded $101 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.

Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued 860,575 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank was consolidated with and into Chemical Bank on May 8, 2015. The acquisition of Monarch resulted in increases in the Corporation's total assets of $183 million, including total loans of $122 million, and total deposits of $144 million. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
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
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation, located in the Northeast and Battle Creek regions of Michigan, including $404 million in deposits and $44 million in loans (branch acquisition transaction). The Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits acquired, and the loans were purchased at a discount of 1.75%. In connection with the branch acquisition transaction, the Corporation recorded goodwill of $6.8 million, which represented the excess of the purchase price over the fair value of identifiable net assets acquired, and other intangible assets attributable to customer core deposits of $5.6 million.
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

Summary
The Corporation's net income was $24.5 million, or $0.64 per diluted share, in the third quarter of 2015, compared to net income of $16.8 million, or $0.51 per diluted share, in the third quarter of 2014 and net income of $19.0 million, or $0.54 per diluted share, in the second quarter of 2015. Nonrecurring acquisition-related expenses totaled $0.9 million in the third quarter of 2015, $1.3 million in the third quarter of 2014 and $3.5 million in the second quarter of 2015. Excluding nonrecurring acquisition-related expenses, net income was $25.1 million, or $0.65 per diluted share, in the third quarter of 2015, compared to $17.6 million, or $0.53 per diluted share, in the third quarter of 2014 and $21.7 million, or $0.61 per diluted share, in the second quarter of 2015. Net income, excluding nonrecurring acquisition-related expenses, in the third quarter of 2015, was 42% higher than the third quarter of 2014 due to higher net interest income and higher noninterest income, which were partially offset by higher operating expenses. The increases in income and expenses were due, in part, to the Lake Michigan, Monarch, and Northwestern transactions. Net income, excluding nonrecurring acquisition-related expenses, in the third quarter of 2015 was 16% higher than the second quarter of 2015 due largely to incremental income resulting from the Lake Michigan and Monarch transactions.
Return on average assets, on an annualized basis, was 1.05% in the third quarter of 2015, compared to 1.04% in the third quarter of 2014 and 0.94% in the second quarter of 2015. Return on average equity, on an annualized basis, was 9.8% in the third quarter of 2015, compared to 8.4% in the third quarter of 2014 and 8.6% in the second quarter of 2015.
The Corporation's net income was $61.3 million, or $1.72 per diluted share, for the nine months ended September 30, 2015, compared to net income of $46.8 million, or $1.51 per diluted share, for the nine months ended September 30, 2014. Excluding nonrecurring acquisition-related expenses of $5.7 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively, the Corporation's net income was $65.5 million, or $1.84 per diluted share, for the nine months ended September 30, 2015, compared to $48.3 million, or $1.55 per diluted share, for the nine months ended September 30, 2014. The increase in net income for the nine months ended September 30, 2015 over the same period for 2014 was due to a combination of the impact of the three acquisitions and organic loan growth.
Financial Condition
Total Assets
Total assets were $9.26 billion at September 30, 2015, an increase of $244 million, or 2.7%, from total assets of $9.02 billion at June 30, 2015, an increase of $1.94 billion, or 27%, from total assets of $7.32 billion at December 31, 2014 and an increase of $2.67 billion, or 40%, from total assets of $6.60 billion at September 30, 2014.
Interest-earning assets were $8.53 billion at September 30, 2015, an increase of $252 million, or 3.0%, from interest-earning assets of $8.28 billion at June 30, 2015, an increase of $1.70 billion, or 25%, from interest-earning assets of $6.83 billion at December 31, 2014, and an increase of $2.31 billion, or 37%, from interest-earning assets of $6.22 billion at September 30, 2014.
The increases in total assets and interest-earning assets during the three months ended September 30, 2015 were primarily due to loan growth and an increase in interest-bearing balances at the Federal Reserve Bank (FRB) resulting from a seasonal increase in municipal deposit accounts. The increases in total assets and interest-earning assets during the twelve-month period ended September 30, 2015 were attributable to a combination of the acquisitions of Lake Michigan, Monarch and Northwestern and an increase in customer deposits that were used to partially fund loan growth. Lake Michigan, Monarch and Northwestern added total assets of $1.24 billion, $183 million and $815 million, respectively, and interest-earning assets of $1.08 billion, $143 million and $680 million, respectively, as of the respective acquisition dates.
Investment Securities
The carrying value of investment securities totaled $1.14 billion at September 30, 2015, a decrease of $19 million, or 1.6%, from investment securities of $1.16 billion at June 30, 2015, an increase of $71 million, or 6.7%, from investment securities of $1.07 billion at December 31, 2014, and an increase of $242 million, or 27%, from investment securities of $895 million at September 30, 2014. The increase in investment securities during the nine months ended September 30, 2015 was primarily attributable to the Lake Michigan transaction. The increase in investment securities during the twelve months ended September 30, 2015 was primarily attributable to the Lake Michigan and Northwestern transactions, which were partially offset by the Corporation utilizing some of the liquidity from maturing investment securities to partially fund loan growth. The Corporation acquired $67 million of investment securities, primarily consisting of collateralized mortgage obligations, in the Lake Michigan transaction and $230 million of investment securities, primarily consisting of government sponsored agency securities, in the Northwestern transaction.

A summary of the composition of the carrying value of the Corporation's investment securities portfolio follows:

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Available-for-sale:
U.S. Treasury securities	$6,804	$8,294	$8,259	$—
Government sponsored agencies	208,880	$227,907	263,503	76,938
State and political subdivisions	26,038	26,965	46,227	40,964
Residential mortgage-backed securities	201,665	212,669	239,807	251,039
Collateralized mortgage obligations	149,377	167,032	144,383	140,445
Corporate bonds	39,723	39,678	45,095	65,183
Preferred stock and trust preferred securities	3,154	3,161	1,590	1,642
Total available-for-sale investment securities	635,641	685,706	748,864	576,211
Held-to-maturity:
State and political subdivisions	500,583	469,337	305,913	308,062
Trust preferred securities	500	500	10,500	10,500
Total held-to-maturity investment securities	501,083	469,837	316,413	318,562
Total investment securities	$1,136,724	$1,155,543	$1,065,277	$894,773
At September 30, 2015, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt obligations issued by the U.S. Department of Treasury, totaling $6.8 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and Student Loan Marketing Corporation, totaling $208.9 million; state and political subdivisions debt obligations, comprised largely of general debt obligations of issuers primarily located in the State of Michigan, totaling $526.6 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $201.7 million; collaterized mortgage obligations (CMOs), comprised of approximately 55% fixed-rate and 45% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $149.4 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $39.7 million; and preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both a publicly-traded bank holding company and a small non-public bank holding company, totaling $3.7 million. Fixed-rate instruments comprised approximately 90% of the Corporation's investment securities portfolio at September 30, 2015.
Since year-end 2014, the Corporation significantly increased its state and political subdivisions investment securities portfolio as part of the Corporation's efforts to increase the level of fixed-rate instruments in its investment securities portfolio. The Corporation has also determined that these state and political subdivisions debt obligations provide a competitive yield and lower risk compared to loans.
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
The Corporation's investment securities portfolio, with a carrying value of $1.14 billion at September 30, 2015, had gross impairment of $8.7 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at September 30, 2015 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended September 30, 2015. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At September 30, 2015, the gross impairment in the Corporation's investment securities portfolio of $8.7 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $1.4 million; state and political subdivisions securities of $7.0 million; corporate bonds of less than $0.1 million; and TRUPs of $0.2 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $559 million and gross impairment of $1.4 million at September 30, 2015. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at September 30, 2015.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $526 million and gross impairment of $7.0 million at September 30, 2015. The Corporation's state and political subdivisions securities are almost entirely from issuers primarily located in the State of Michigan and of which approximately 80% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $282 million that generally mature beyond 2018. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at September 30, 2015.
At September 30, 2015, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross impairment of $0.2 million. This TRUP represents a 10% interest in the TRUP of a non-public bank holding company in Michigan. At September 30, 2015, the issuer was categorized as well-capitalized under applicable regulatory requirements. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. At September 30, 2015, the Corporation was not aware of any regulatory orders, memorandums of understanding or cease and desist orders that had been issued to the issuer of this TRUP or any subsidiary. In reviewing all reasonably available financial information regarding the TRUP, it was the Corporation's opinion that the carrying value at its original cost of $0.5 million was supported by the issuer's financial position at September 30, 2015. While the fair value of the TRUP was $0.2 million below the Corporation's amortized cost at September 30, 2015, the Corporation concluded that the impairment was temporary in nature at September 30, 2015.
At September 30, 2015, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at September 30, 2015, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At September 30, 2015, the Corporation's loan portfolio was $7.22 billion and consisted of loans in the commercial loan portfolio totaling $4.20 billion, or 58% of total loans, and loans in the consumer loan portfolio totaling $3.01 billion, or 42% of total loans. Loans at fixed interest rates comprised 75% of the Corporation's total loan portfolio at September 30, 2015, compared to 74% at June 30, 2015, 77% at December 31, 2014 and 76% at September 30, 2014.
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

Total loans were $7.22 billion at September 30, 2015, an increase of $181 million, or 2.6%, from total loans of $7.03 billion at June 30, 2015, an increase of $1.53 billion, or 27%, from total loans of $5.69 billion at December 31, 2014 and an increase of $2.18 billion, or 43%, from total loans of $5.04 billion at September 30, 2014. The increase in total loans during the twelve-month period ended September 30, 2015 was attributable to organic loan growth of $592 million, or 12%, and $1.58 billion of loans acquired through acquisitions, including $986 million, $122 million and $475 million of loans acquired in the Lake Michigan, Monarch and Northwestern transactions, respectively. Total loans grew organically by $420 million, or 7%, during the nine months ended September 30, 2015. The organic loan growth generally occurred across all major loan categories and across all of the Corporation's banking markets and were attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.
A summary of the Corporation's acquisition-related loan growth during the past year follows:

	Lake Michigan (May 31, 2015)	Monarch (April 1, 2015)	Acquisition-Related Loan Growth - Nine Months Ended Sept 30, 2015	North-western (October 31, 2014)	Acquisition-Related Loan Growth - Twelve Months Ended Sept 30, 2015
	(In millions)
Commercial loan portfolio:
Commercial	$301	$19	$320	$46	$366
Commercial real estate	532	45	577	223	800
Real estate construction	2	—	2	3	5
Land development	—	—	—	11	11
Subtotal	835	64	899	283	1,182
Consumer loan portfolio:
Residential mortgage	95	49	144	106	250
Consumer installment	8	—	8	6	14
Home equity	48	9	57	80	137
Subtotal	151	58	209	192	401
Total loans	$986	$122	$1,108	$475	$1,583
A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Commercial loan portfolio:
Commercial	$1,829,870	$1,754,873	$1,354,881	$1,239,946
Commercial real estate	2,227,364	2,243,513	1,557,648	1,322,646
Real estate construction	133,405	101,717	152,745	125,782
Land development	12,176	10,595	18,750	10,434
Subtotal	4,202,815	4,110,698	3,084,024	2,698,808
Consumer loan portfolio:
Residential mortgage	1,394,427	1,310,167	1,110,390	984,049
Consumer installment	899,751	887,907	829,570	783,443
Home equity	719,202	725,971	664,246	574,620
Subtotal	3,013,380	2,924,045	2,604,206	2,342,112
Total loans	$7,216,195	$7,034,743	$5,688,230	$5,040,920
A discussion of the Corporation’s loan portfolio by category follows.

Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $4.20 billion at September 30, 2015 included 125 loan relationships of $5.0 million or greater. These 125 loan relationships totaled $1.25 billion, which represented 30% of the commercial loan portfolio at September 30, 2015, and included 41 loan relationships that had outstanding balances of $10 million or higher, totaling $658 million, or 16% of the commercial loan portfolio, at that date. The Corporation had 8 loan relationships that had outstanding balances of $20 million or higher, totaling $201 million, or 4.8% of the commercial loan portfolio, at September 30, 2015. The Corporation had 14 loan relationships at September 30, 2015 with loan balances greater than $5.0 million and less than $10 million, totaling $118 million, that had unfunded credit commitments totaling $60 million that, if advanced, could result in a loan relationship of $10 million or more.
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
Commercial loans were $1.83 billion at September 30, 2015, compared to $1.75 billion at June 30, 2015, $1.35 billion at December 31, 2014 and $1.24 billion at September 30, 2014. Commercial loans grew organically by $75 million, or 5.2%, during the third quarter of 2015, $154 million, or 11%, during the nine months ended September 30, 2015 and $224 million, or 18%, during the twelve months ended September 30, 2015, with the remainder of the growth attributable to the three acquisitions completed during the last year. Commercial loans represented 25.4% of the Corporation's loan portfolio at September 30, 2015, compared to 25.0%, 23.8% and 24.6% at June 30, 2015, December 31, 2014, and September 30, 2014, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $2.23 billion at September 30, 2015, compared to $2.24 billion at June 30, 2015, $1.56 billion at December 31, 2014 and $1.32 billion at September 30, 2014. Commercial real estate loans declined by $16 million, or 1.0%, during the third quarter of 2015, although they grew organically by $93 million, or 6.0%, during the nine months ended September 30, 2015 and $105 million, or 7.9%, during the twelve months ended September 30, 2015, with the remainder of the growth attributable to the three acquisitions completed during the last year. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 46%, 51% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at September 30, 2015. Commercial real estate loans represented 30.9% of the Corporation's loan portfolio at September 30, 2015, compared to 31.9%, 27.4% and 26.2% at June 30, 2015, December 31, 2014 and September 30, 2014, respectively.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $133 million at September 30, 2015, compared to $102 million at June 30, 2015, $153 million at December 31, 2014 and $126 million at September 30, 2014. Real estate construction loans represented 1.8% of the Corporation's loan portfolio at September 30, 2015, compared to 1.4%, 2.7% and 2.5% at June 30, 2015, December 31, 2014 and September 30, 2014, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated with the intention that the loans will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $12.2 million at September 30, 2015, compared to $10.6 million at June 30, 2015, $18.8 million at December 31, 2014 and $10.4 million at September 30, 2014. Land development loans represented 0.2% of the Corporation's loan portfolio at September 30, 2015, compared to 0.2%, 0.3%, and 0.2% at June 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At September 30, 2015, $1.4 million, or 11%, of the Corporation's $12.2 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At September 30, 2015, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $1.39 billion at September 30, 2015, compared to $1.31 billion at June 30, 2015, $1.11 billion at December 31, 2014 and $984 million at September 30, 2014. Residential mortgage loans grew organically by $84 million, or 7.2%, during the third quarter of 2015, $139 million, or 13%, during the nine months ended September 30, 2015 and $160 million, or 16%, during the twelve months ended September 30, 2015, with the remainder of the growth attributable to the three acquisition transactions completed during the last year. Residential mortgage loans had historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased over the last several years when the unemployment rate increased and real estate property values declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $67.8 million at September 30, 2015, compared to $69.6 million at June 30, 2015, $42.5 million at December 31, 2014 and $35.3 million at September 30, 2014. Residential mortgage loans represented 19.3% of the Corporation's loan portfolio at September 30, 2015, compared to 18.6%, 19.5% and 19.5% at June 30, 2015, December 31, 2014 and September 30, 2014, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $354 million at September 30, 2015, compared to $319 million, $306 million and $311 million at June 30, 2015, December 31, 2014 and September 30, 2014, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $900 million at September 30, 2015, compared to $888 million at June 30, 2015, $830 million at December 31, 2014 and $783 million at September 30, 2014. Consumer installment loans grew organically by $12 million, or 1.4%, during the third quarter of 2015, $56 million, or 6.7%, during the nine months ended September 30, 2015 and $103 million, or 13%, during the twelve months ended September 30, 2015, with the remainder of the growth attributable to the three acquisitions completed over the past year. At September 30, 2015, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 58%; recreational vehicles - 25%; marine vehicles - 12%; other collateral - 4%; and unsecured - 1%. Consumer installment loans represented 12.5% of the Corporation's loan portfolio at September 30, 2015, compared to 12.6%, 14.6% and 15.5% at June 30, 2015, December 31, 2014 and September 30, 2014, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $719 million at September 30, 2015, compared to $726 million at June 30, 2015, $664 million at December 31, 2014 and $575 million at September 30, 2014. The growth in home equity loans during the nine and twelve months ended September 30, 2015, was attributable to the three acquisitions completed during the last year. At September 30, 2015, approximately 60% of the Corporation's home equity loans were first lien mortgages and 40% were junior lien mortgages. Home equity loans represented 10.0% of the Corporation's loan portfolio at September 30, 2015, compared to 10.3%, 11.7% and 11.4% at June 30, 2015, December 31, 2014 and September 30, 2014, respectively. Home equity lines of credit comprised 40% of the Corporation's home equity loans at both September 30, 2015 and June 30, 2015, compared to 35% at December 31, 2014 and 32% at September 30, 2014. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.

Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans, with net loan losses totaling 17 basis points (annualized) of average consumer installment and home equity loans during the first nine months of 2015, compared to 32 basis points and 43 basis points of average consumer installment and home equity loans in all of 2014 and 2013, respectively. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 5.0% at September 30, 2015 compared to 5.5%, 6.3%, and 7.2% at June 30, 2015, December 31, 2014 and September 30, 2014, respectively, and slightly lower than the national average of 5.1% at September 30, 2015.
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
Nonperforming assets were $92.4 million at September 30, 2015, an increase of $7.3 million, or 8.6%, from $85.1 million at June 30, 2015 and an increase of $7.0 million, or 8.2%, from $85.4 million at December 31, 2014. Nonperforming assets represented 1.00%, 0.94% and 1.17% of total assets at September 30, 2015, June 30, 2015 and December 31, 2014, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan. At September 30, 2015, there were two commercial loan relationships exceeding $5.0 million, totaling $15.6 million, which were in nonperforming status, of which one loan relationship totaled $10.4 million that was moved to nonaccrual status during the third quarter of 2015. While the economic climate in Michigan continues to improve, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties.
Nonperforming assets at September 30, 2015, June 30, 2015 and December 31, 2014 did not include impaired acquired loans totaling $17.6 million, $15.9 million and $19.9 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

The following schedule provides a summary of nonperforming assets:

	September 30, 2015	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$26,463	$17,260	$16,418
Commercial real estate	24,969	25,287	24,966
Real estate construction	247	247	162
Land development	297	255	225
Residential mortgage	6,248	6,004	6,706
Consumer installment	536	393	500
Home equity	1,876	1,769	1,667
Total nonaccrual loans	60,636	51,215	50,644
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	122	711	170
Commercial real estate	216	56	—
Real estate construction	—	—	—
Land development	—	—	—
Residential mortgage	572	424	557
Consumer installment	—	—	—
Home equity	558	588	1,346
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,468	1,779	2,073
Nonperforming TDRs:
Commercial loan portfolio	15,559	14,547	15,271
Consumer loan portfolio	3,554	3,365	3,196
Total nonperforming TDRs	19,113	17,912	18,467
Total nonperforming loans	81,217	70,906	71,184
Other real estate and repossessed assets(1)	11,207	14,197	14,205
Total nonperforming assets	$92,424	$85,103	$85,389
Nonperforming loans as a percent of total loans	1.13%	1.01%	1.25%
Nonperforming assets as a percent of total assets	1.00%	0.94%	1.17%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $35.1 million at September 30, 2015, compared to $35.7 million at June 30, 2015 and $37.2 million at December 31, 2014. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.
The following schedule summarizes changes in nonaccrual loans during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$51,215	$55,635	$50,644	$61,897
Additions during period	17,405	7,794	36,442	22,095
Principal balances charged off	(1,569)	(3,129)	(6,340)	(8,832)
Transfers to other real estate/repossessed assets	(1,430)	(2,964)	(4,956)	(6,340)
Returned to accrual status	(1,673)	(1,180)	(3,170)	(6,914)
Payments received	(3,312)	(3,120)	(11,984)	(8,870)
Balance at end of period	$60,636	$53,036	$60,636	$53,036

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of September 30, 2015, June 30, 2015 and December 31, 2014.

	September 30, 2015		June 30, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$30,060	37.0%	$21,514	30.3%	$21,121	29.7%
Commercial real estate	36,937	45.5	36,012	50.8	35,654	50.1
Real estate construction	247	0.3	247	0.4	162	0.2
Land development	629	0.8	590	0.8	275	0.4
Subtotal-commercial loan portfolio	67,873	83.6	58,363	82.3	57,212	80.4
Consumer loan portfolio:
Residential mortgage	10,374	12.8	9,793	13.8	10,459	14.7
Consumer installment	536	0.6	393	0.6	500	0.7
Home equity	2,434	3.0	2,357	3.3	3,013	4.2
Subtotal-consumer loan portfolio	13,344	16.4	12,543	17.7	13,972	19.6
Total nonperforming loans	$81,217	100.0%	$70,906	100.0%	$71,184	100.0%
Total nonperforming loans were $81.2 million at September 30, 2015, an increase of $10.3 million, or 14.5%, compared to $70.9 million at June 30, 2015 and an increase of $10.0 million, or 14.1%, compared to $71.2 million at December 31, 2014. The increase in nonperforming loans during the third quarter of 2015 was primarily due to a $10.4 million commercial loan relationship downgraded to nonaccrual status during the quarter. As of September 30, 2015, the borrower, which primarily operates as a tier 1 and tier 2 supplier in the automotive manufacturing industry, was current with respect to all principal and interest payments owed to the Corporation. Based on a collateral review for this loan relationship, the Corporation established a specific impairment reserve of $3.0 million for this loan relationship as of September 30, 2015. The Corporation's nonperforming loans in the commercial loan portfolio were $67.9 million at September 30, 2015, an increase of $9.5 million, or 16.3%, from $58.4 million at June 30, 2015 and an increase of $10.7 million, or 18.6%, from $57.2 million at December 31, 2014. Nonperforming loans in the commercial loan portfolio comprised 84% of total nonperforming loans at September 30, 2015, compared to 82% at June 30, 2015 and 80% at December 31, 2014. The Corporation's nonperforming loans in the consumer loan portfolio were $13.3 million at September 30, 2015, an increase of $0.8 million, or 6.4%, from $12.5 million at June 30, 2015 and a decrease of $0.6 million, or 4.5%, from $14.0 million at December 31, 2014.
Nonperforming Loans — Commercial Loan Portfolio
Nonperforming commercial loans were $30.1 million at September 30, 2015, an increase of $8.5 million, or 39.7%, from $21.5 million at June 30, 2015 and an increase of $8.9 million, or 42.3%, from $21.1 million at December 31, 2014. The increase in nonperforming commercial loans during the third quarter of 2015 was related to the commercial loan relationship previously discussed. Of the $10.4 million of nonperforming loans in this customer relationship at September 30, 2015, $8.9 million were nonperforming commercial loans and $1.5 million were nonperforming commercial real estate loans. Nonperforming commercial loans comprised 1.6% of total commercial loans at September 30, 2015, compared to 1.2% at June 30, 2015 and 1.6% at December 31, 2014. At September 30, 2015, approximately 50% of the Corporation's nonperforming commercial loans were in the manufacturing industry, with the largest concentration of these related to the customer loan relationship previously discussed. Approximately 25% of the Corporation's nonperforming commercial loans were secured by income-producing farmland, with the largest concentration of these nonperforming commercial loans with one customer relationship totaling $5.2 million that was secured by income-producing farmland and other assets and has been in nonperforming status for over one year. At September 30, 2015, the loans in this relationship were generally believed to be adequately secured and the Corporation only required a $0.2 million specific impairment reserve on them at that date.
Nonperforming commercial real estate loans were $36.9 million at September 30, 2015, an increase of $0.9 million, or 2.6%, from $36.0 million at June 30, 2015 and an increase of $1.3 million, or 3.6%, from $35.7 million at December 31, 2014. Nonperforming commercial real estate loans comprised 1.7% of total commercial real estate loans at September 30, 2015, compared to 1.6% at June 30, 2015 and 2.3% at December 31, 2014, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $21.0 million, $8.0 million and $7.9 million, respectively, at September 30, 2015, and comprised 2.5%, 1.5% and 21.9%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at

September 30, 2015. At September 30, 2015, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at September 30, 2015 was one customer relationship totaling $4.7 million that was primarily secured by vacant land and has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At September 30, 2015, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction loans were $0.2 million at September 30, 2015, June 30, 2015 and December 31, 2014. Nonperforming real estate construction loans comprised 0.2% of total real estate construction loans at both September 30, 2015 and June 30, 2015, compared to 0.1% at December 31, 2014.
Nonperforming land development loans were $0.6 million at both September 30, 2015 and June 30, 2015, compared to $0.3 million at December 31, 2014. Nonperforming land development loans comprised 5.2% of total land development loans at September 30, 2015, compared to 5.6% and 1.5% at June 30, 2015 and December 31, 2014, respectively. At September 30, 2015, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units.
At September 30, 2015, the Corporation had nonperforming loans in the commercial loan portfolio of $2.2 million that were secured by real estate and were in various stages of foreclosure, compared to $2.3 million at June 30, 2015 and $2.2 million at December 31, 2014.
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at September 30, 2015, June 30, 2015 and December 31, 2014.

	September 30, 2015		June 30, 2015		December 31, 2014
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	2	$15,618	2	$10,750	2	$11,418
$2,500,000 – $4,999,999	2	8,360	2	6,119	2	6,298
$1,000,000 – $2,499,999	9	14,974	6	8,897	5	7,157
$500,000 – $999,999	15	10,446	19	13,519	22	14,892
$250,000 – $499,999	20	7,525	19	7,309	17	5,466
Under $250,000	134	10,950	141	11,769	167	11,981
Total	182	$67,873	189	$58,363	215	$57,212
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $10.4 million at September 30, 2015, an increase of $0.6 million, or 5.9%, from $9.8 million at June 30, 2015 and a decrease of $0.1 million, or 0.8%, from $10.5 million at December 31, 2014. Nonperforming residential mortgage loans comprised 0.7% of total residential mortgage loans at both September 30, 2015 and June 30, 2015, compared to 0.9% of total residential mortgage loans at December 31, 2014. At September 30, 2015, a total of $3.4 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $2.0 million at June 30, 2015 and $2.3 million at December 31, 2014.
Nonperforming consumer installment loans were $0.5 million at September 30, 2015 compared to $0.4 million at June 30, 2015 and $0.5 million at December 31, 2014. Nonperforming consumer installment loans comprised less than 0.1% of total consumer installment loans at September 30, 2015, June 30, 2015 and December 31, 2014.
Nonperforming home equity loans were $2.4 million at both September 30, 2015 and June 30, 2015, compared to $3.0 million at December 31, 2014. Nonperforming home equity loans comprised 0.3% of total home equity loans at both September 30, 2015 and June 30, 2015, compared to 0.5% at December 31, 2014.
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
The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at September 30, 2015 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes the Corporation's TDRs at September 30, 2015, June 30, 2015 and December 31, 2014:

	Performing TDRs	Nonperforming TDRs			Nonaccrual TDRs	Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
September 30, 2015
Commercial loan portfolio	$27,096	$12,833	$2,726	$15,559	$31,743	$74,398
Consumer loan portfolio	17,707	2,962	592	3,554	3,329	24,590
Total TDRs	$44,803	$15,795	$3,318	$19,113	$35,072	$98,988
June 30, 2015
Commercial loan portfolio	$28,203	$14,050	$497	$14,547	$32,001	$74,751
Consumer loan portfolio	17,605	2,967	398	3,365	3,707	24,677
Total TDRs	$45,808	$17,017	$895	$17,912	$35,708	$99,428
December 31, 2014
Commercial loan portfolio	$29,179	$14,608	$663	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	2,652	544	3,196	4,594	24,275
Total TDRs	$45,664	$17,260	$1,207	$18,467	$37,191	$101,322
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
Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $27.1 million, $28.2 million and $29.2 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $15.6 million, $14.5 million and $15.3 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.43% at September 30, 2015, compared to 5.40% at June 30, 2015 and 5.46% at December 31, 2014. At September 30, 2015, the Corporation had $31.7 million of nonaccrual TDRs in the commercial loan portfolio, compared to $32.0 million and $32.6 million at June 30, 2015 and December 31, 2014, respectively.

A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio for the three and nine months ended September 30, 2015 follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$28,203	$14,547	$42,750	$29,179	$15,271	$44,450
Additions for modifications	—	803	803	—	3,496	3,496
Transfers to performing TDR status	1,408	(1,408)	—	4,007	(4,007)	—
Transfers to nonperforming TDR status	(2,089)	2,089	—	(3,730)	3,730	—
Transfers from nonaccrual status	209	—	209	209	243	452
Transfers to nonaccrual status	—	(74)	(74)	—	(1,620)	(1,620)
Principal payments and pay-offs	(635)	(398)	(1,033)	(2,569)	(1,554)	(4,123)
Balance at end of period	$27,096	$15,559	$42,655	$27,096	$15,559	$42,655
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
The Corporation had performing TDRs in the consumer loan portfolio of $17.7 million, $17.6 million and $16.5 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $3.6 million, $3.4 million and $3.2 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.68% at September 30, 2015, compared to 4.70% at June 30, 2015 and 4.66% at December 31, 2014. At September 30, 2015, the Corporation had $3.3 million of nonaccrual TDRs in the consumer loan portfolio, compared to $3.7 million and $4.6 million, at June 30, 2015 and December 31, 2014, respectively.
The Corporation's cumulative redefault rate as of September 30, 2015 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that were transferred to nonaccrual status since the Corporation began such modifications in 2009, was 19% for performing and nonperforming TDRs in the commercial loan portfolio and 19% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $10.9 million at September 30, 2015, a decrease of $3.1 million, or 22.0%, from June 30, 2015 and a decrease of $3.0 million, or 21.6%, from December 31, 2014. The decrease in ORE during the third quarter of 2015 was primarily related to the sales of ORE properties. Repossessed assets totaled $0.3 million at September 30, 2015, $0.2 million at June 30, 2015 and $0.3 million at December 31, 2014.
The following schedule provides the composition of ORE at September 30, 2015, June 30, 2015 and December 31, 2014:

	September 30, 2015	June 30, 2015	December 31, 2014
	(In thousands)
Composition of ORE:
Vacant land	$4,667	$4,306	$5,285
Commercial real estate properties	4,457	7,132	6,419
Residential real estate properties	1,822	2,553	2,219
Residential land development properties	—	50	30
Total ORE	$10,946	$14,041	$13,953

The following schedule summarizes ORE activity during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$14,041	$10,126	$13,953	$9,518
Additions attributable to acquisitions	—	—	440	—
Other additions	965	2,758	5,651	6,154
Write-downs to fair value	(363)	(75)	(927)	(330)
Dispositions	(3,697)	(2,619)	(8,171)	(5,152)
Balance at end of period	$10,946	$10,190	$10,946	$10,190
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $4.8 million in ORE at September 30, 2015 that had been held in excess of one year, of which $2.7 million had been held in excess of three years. Because the redemption period on foreclosures is relatively long in Michigan (six months to one year) and the Corporation had $5.6 million of nonperforming loans that were in the process of foreclosure at September 30, 2015, it is anticipated that the level of the Corporation's ORE will remain at historically elevated levels.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE or through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date. Accordingly, at September 30, 2015, the carrying value of ORE of $10.9 million was reflective of $19.5 million in charge-offs, write-downs and acquisition-related fair value adjustments and represented 36% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the nine months ended September 30, 2015, the Corporation sold 275 ORE properties for net proceeds of $11.5 million. On an average basis, the net proceeds from these sales represented 141% of the carrying value of the property at the time of sale, with the net proceeds representing 70% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
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
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $142.2 million at September 30, 2015, an increase of $11.3 million compared to $130.9 million at June 30, 2015 and an increase of $7.5 million compared to $134.7 million at December 31, 2014.

A summary of impaired loans at September 30, 2015, June 30, 2015 and December 31, 2014 follows:

	September 30, 2015	June 30, 2015	December 31, 2014
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$51,976	$43,049	$41,771
Nonperforming TDRs	15,559	14,547	15,271
Performing TDRs	27,096	28,203	29,179
Subtotal	94,631	85,799	86,221
Acquired commercial loan portfolio	17,644	15,934	19,892
Total impaired loans - commercial loan portfolio	112,275	101,733	106,113
Impaired loans - consumer loan portfolio:
Nonaccrual loans	8,660	8,166	8,873
Nonperforming TDRs	3,554	3,365	3,196
Performing TDRs	17,707	17,605	16,485
Total impaired loans - consumer loan portfolio	29,921	29,136	28,554
Total impaired loans	$142,196	$130,869	$134,667
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at September 30, 2015, June 30, 2015 and December 31, 2014 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
September 30, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$23,408	$6,309	$—	27%
With valuation allowance and charge-offs	1,010	113	1,122	58
With charge-offs and no valuation allowance	15,684	—	13,520	46
Without valuation allowance or charge-offs	54,529	—	—	—
Total	94,631	$6,422	$14,642	19%
Impaired acquired loans	17,644
Total impaired loans to commercial borrowers	$112,275
June 30, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$6,658	$1,261	$—	19%
With valuation allowance and charge-offs	175	60	252	73
With charge-offs and no valuation allowance	17,684	—	14,928	46
Without valuation allowance or charge-offs	61,282	—	—	—
Total	85,799	$1,321	$15,180	16%
Impaired acquired loans	15,934
Total impaired loans to commercial borrowers	$101,733
December 31, 2014
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$2,700	$860	$—	32%
With valuation allowance and charge-offs	853	143	414	44
With charge-offs and no valuation allowance	17,770	—	14,974	46
Without valuation allowance or charge-offs	64,898	—	—	—
Total	86,221	$1,003	$15,388	16%
Impaired acquired loans	19,892
Total impaired loans to commercial borrowers	$106,113

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans of the commercial loan portfolio totaling $24.4 million at September 30, 2015 required a specific allocation of the allowance for loan losses (valuation allowance) of $6.4 million, compared to $6.8 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.3 million at June 30, 2015 and $3.6 million of impaired loans in the commercial loan portfolio with a valuation allowance of $1.0 million at December 31, 2014. The $18.0 million increase in impaired loans that required a valuation allowance during the third quarter of 2015 was primarily attributable to the $10.4 million nonperforming commercial loan relationship that was downgraded to nonaccrual status during the quarter, as previously discussed, and another nonperforming commercial loan relationship totaling $5.2 million that previously did not require a valuation allowance. The Corporation established a specific impairment reserve of $3.0 million and $0.2 million for these two loan relationships, respectively, as of September 30, 2015. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.2 million at September 30, 2015, compared to $0.3 million at both June 30, 2015 and December 31, 2014, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $17.6 million, $15.9 million and $19.9 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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

The following schedule summarizes information related to the Corporation's allowance for loan losses:

	September 30, 2015	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$75,626	$74,941	$75,183
Acquired loans	—	—	500
Total	$75,626	$74,941	$75,683
Nonperforming loans	$81,217	$70,906	$71,184
Allowance for originated loans as a percent of:
Total originated loans	1.33%	1.40%	1.51%
Nonperforming loans	93%	106%	106%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	115%	141%	141%
The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended			Nine Months Ended
	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2015	September 30, 2014
	(Dollars in thousands)
Allowance for loan losses - beginning of period	$74,941	$75,256	$77,006	$75,683	$79,072
Provision for loan losses	1,500	1,500	1,500	4,500	4,600
Loan charge-offs:
Commercial	(251)	(188)	(947)	(1,070)	(2,222)
Commercial real estate	(287)	(678)	(687)	(1,747)	(2,242)
Real estate construction	—	(49)	—	(129)	(113)
Land development	(1)	—	(9)	(12)	(179)
Residential mortgage	(438)	(790)	(405)	(1,767)	(1,872)
Consumer installment	(1,096)	(971)	(1,154)	(3,070)	(3,040)
Home equity	(122)	(48)	(558)	(267)	(801)
Total loan charge-offs	(2,195)	(2,724)	(3,760)	(8,062)	(10,469)
Recoveries of loans previously charged off:
Commercial	337	152	15	696	885
Commercial real estate	432	97	67	896	806
Real estate construction	—	—	—	—	—
Land development	—	—	372	—	464
Residential mortgage	224	129	128	400	523
Consumer installment	314	381	341	1,049	938
Home equity	73	150	14	464	187
Total loan recoveries	1,380	909	937	3,505	3,803
Net loan charge-offs	(815)	(1,815)	(2,823)	(4,557)	(6,666)
Allowance for loan losses - end of period	$75,626	$74,941	$75,683	$75,626	$77,006
Net loan charge-offs as a percent of average loans (annualized)	0.05%	0.12%	0.21%	0.10%	0.18%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. There was no allowance needed for the acquired loan portfolio at September 30, 2015 and June 30, 2015. The allowance for loan losses on the acquired loan portfolio was $0.5 million at December 31, 2014.

Deposits
Total deposits were $7.62 billion at September 30, 2015, an increase of $322 million, or 4.4%, from total deposits of $7.29 billion at June 30, 2015, an increase of $1.54 billion, or 25%, from total deposits of $6.08 billion at December 31, 2014 and an increase of $2.18 billion, or 40%, from total deposits of $5.43 billion at September 30, 2014. The increase in total deposits during the third quarter of 2015 was primarily attributable to an increase in seasonal municipal deposit accounts. The increase in total deposits for the twelve-month period ended September 30, 2015 was attributable to a combination of the Lake Michigan, Monarch and Northwestern transactions, which added $1.86 billion in deposits over the past year, and organic growth in customer deposit accounts, which increased $374 million, or 6.9%, over the past year. The organic growth in customer deposit accounts over the last twelve months included an increase of $470 million in interest- and noninterest-bearing demand deposit and savings accounts that was partially offset by a decline of $96 million in certificate of deposit accounts.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the twelve months ended September 30, 2015, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
At September 30, 2015, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.69 billion, of which $377 million have stated maturities during the remainder of 2015. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of September 30, 2015:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2015 remaining maturities	$376,777	0.47%
2016 maturities	644,061	0.64
2017 maturities	360,722	1.04
2018 maturities	120,008	1.19
2019 maturities	86,603	1.46
2020 maturities and beyond	102,937	1.67
Total time deposits	$1,691,108	0.83%
Included in the above maturity schedule are brokered deposits that were primarily acquired as part of the Lake Michigan transaction totaling $230 million at September 30, 2015 that mature as follows: $26 million in 2015; $60 million in 2016; $68 million in 2017; $40 million in 2018; $24 million in 2019; and $12 million in 2020 and beyond.
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
Short-term Borrowings
Short-term borrowings were $330.0 million, $532.3 million, $389.5 million, and $323.1 million at September 30, 2015, June 30, 2015, December 31, 2014 and September 30, 2014, respectively. The decrease in short-term borrowings during the third quarter of 2015 was attributable to a combination of the Corporation borrowing $100 million of long-term FHLB advances to replace short-term FHLB advances and an increase in seasonal municipal deposit accounts which fulfilled the Corporation's short-term liquidity needs at September 30, 2015.

A summary of the composition of the Corporation's short-term borrowings follows:

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
	(In thousands)
Short-term borrowings:
Securities sold under agreements to repurchase with customers	$330,016	$305,291	$304,467	$323,086
Short-term FHLB advances	—	205,000	60,000	—
Federal funds purchased	—	22,000	25,000	—
Total short-term borrowings	$330,016	$532,291	$389,467	$323,086
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
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $1.33 billion at September 30, 2015. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.
Other Borrowings
Other borrowings were $248.4 million at September 30, 2015 and $148.5 million at June 30, 2015. The Corporation had no other borrowings at December 31, 2014 and September 30, 2014. The Corporation's other borrowings were obtained as a result of the acquisitions of Lake Michigan and Monarch, and the Corporation's borrowing of $100 million of long-term FHLB advances in the third quarter of 2015 which were used to replace short-term FHLB advances.
A summary of the composition of the Corporation's other borrowings at September 30, 2015 and June 30, 2015 follows:

	September 30, 2015	June 30, 2015
	(In thousands)
Other borrowings:
Long-term FHLB advances	$181,432	$81,469
Securities sold under agreements to repurchase	23,546	23,649
Non-revolving line-of-credit	25,000	25,000
Subordinated debentures	18,418	18,372
Total other borrowings	$248,396	$148,490
The Corporation borrowed $100 million of long-term FHLB advances, which consist of three- and five-year fixed-rate advances with a weighted-average interest rate of 1.48%, during the third quarter of 2015 in advance of anticipated increases in market interest rates. The Corporation also acquired long-term FHLB advances as a result of the Lake Michigan and Monarch transactions totaling $81.5 million as of the respective acquisition dates. These acquired long-term FHLB advances have a weighted-average interest rate of 1.33% and an average maturity of 2.3 years as of September 30, 2015.
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition. The Corporation intends to pay off these borrowings as they mature, with remaining contractual maturities totaling $6.0 million in 2015, $5.1 million in 2016, $9.4 million in 2017, and $3.1 million in 2018.

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
Lake Michigan created three entities, Lake Michigan Financial Capital Trust I (LMFCTI), Lake Michigan Financial Capital Trust II (LMFCTII) and Lake Michigan Financial Capital Trust III (LMFCTIII) which existed solely to issue capital securities in the form of cumulative preferred securities. The cumulative preferred securities issued by these trust entities were guaranteed by Lake Michigan and therefore considered subordinated debt of Lake Michigan. As a result of the Lake Michigan transaction, the subordinated debt resulting from LMFCTI and LMFCTII became debt obligations (subordinated debentures) of the Corporation in the amount of $18.6 million. LMFCTIII, which held a $10.3 million trust preferred security that was 100% due to the Corporation, was settled at par and the entity dissolved in conjunction with the acquisition of Lake Michigan on May 31, 2015. The subordinated debentures pay interest based on a floating rate tied to the three-month LIBOR plus an index. LMFCTI has a stated maturity date of October 1, 2032 and LMFCTII has a stated maturity date of May 1, 2034, although the Corporation has the ability to pay these debt obligations earlier upon notification to the respective trust's trustee of its intent to do so. These subordinated debentures qualify as regulatory capital for purposes of computing the tier 1 and total risk-based capital ratios. The Corporation intends to pay off these debt obligations earlier than their stated maturities.
Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of September 30, 2015. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Loans to commercial borrowers	$817,587	$165,588	$53,626	$95,595	$1,132,396
Loans to consumer borrowers	253,523	81,505	124,218	14,548	473,794
Total unused commitments to extend credit	1,071,110	247,093	177,844	110,143	1,606,190
Undisbursed loan commitments	246,346	—	—	—	246,346
Standby letters of credit	35,229	2,649	770	1,000	39,648
Total credit-related commitments	$1,352,685	$249,742	$178,614	$111,143	$1,892,184
Undisbursed loan commitments at September 30, 2015 included $27 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Total shareholders' equity was $998.4 million at September 30, 2015, compared to $980.8 million at June 30, 2015, $797.1 million at December 31, 2014 and $801.6 million at September 30, 2014. The increase in shareholders' equity at September 30, 2015, compared to December 31, 2014 and September 30, 2014, was primarily attributable to the Corporation issuing common stock valued at $133 million and $27 million for the acquisitions of Lake Michigan and Monarch, respectively. Total shareholders' equity as a percentage of total assets was 10.8% at September 30, 2015, compared to 10.9% at both June 30, 2015 and December 31, 2014 and 12.2% at September 30, 2014. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $698.7 million, $681.0 million, $601.3 million and $677.5 million at September 30, 2015, June 30, 2015, December 31, 2014 and September 30, 2014, respectively. The Corporation's tangible equity to assets ratio was 7.8% at both September 30, 2015 and June 30, 2015, compared to 8.4% at December 31, 2014 and 10.5% at September 30, 2014.
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

Basel III
In July 2013, the Board of Governors of the Federal Reserve System (Reserve Board) and FDIC approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks. Beginning January 1, 2015,the final rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The final rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
The Corporation and its subsidiary banks continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Reserve Board at September 30, 2015, as shown in the following schedule:

	Leverage	CET Risk-Based Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Actual Capital Ratios:
Chemical Financial Corporation	8.4%	10.3%	10.5%	11.6%
Chemical Bank	8.2	10.5	10.5	11.8
The Bank of Holland	9.8	10.5	10.5	10.6
The Bank of Northern Michigan	9.0	10.8	10.8	10.9
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0
The Corporation, Chemical Bank, The Bank of Holland and The Bank of Northern Michigan all exceeded the minimum levels prescribed by the Reserve Board to be categorized as well-capitalized at September 30, 2015. Following the planned consolidation of The Bank of Holland and The Bank of Northern Michigan with and into Chemical Bank during the fourth quarter of 2015, Chemical Bank's capital ratios are expected to exceed the minimum levels prescribed by the Reserve Board to be well-capitalized.
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
Net interest income (FTE) was $75.6 million in the third quarter of 2015, compared to $54.6 million in the third quarter of 2014 and $67.5 million in the second quarter of 2015. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $2.0 million, $1.5 million and $1.8 million for each of the three-month periods ended September 30, 2015, September 30, 2014 and June 30, 2015, respectively. These adjustments were computed using a 35% federal income tax rate.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates*
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended September 30, 2015, September 30, 2014, and June 30, 2015.

	Three Months Ended
	September 30, 2015			September 30, 2014			June 30, 2015
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$7,135,013	$74,549	4.15%	$4,970,635	$52,900	4.23%	$6,272,814	$65,227	4.17%
Taxable investment securities	692,906	2,233	1.29	616,191	2,194	1.42	698,521	2,202	1.26
Tax-exempt investment securities	448,214	3,690	3.29	300,975	2,827	3.76	396,295	3,361	3.39
Other interest-earning assets	36,142	266	2.92	25,572	160	2.48	34,269	551	6.45
Interest-bearing deposits with the FRB and other banks	155,664	144	0.37	133,618	94	0.28	132,834	128	0.39
Total interest-earning assets	8,467,939	80,882	3.80	6,046,991	58,175	3.82	7,534,733	71,469	3.80
Less: Allowance for loan losses	75,337			77,536			75,079
Other Assets:
Cash and cash due from banks	174,816			133,465			148,950
Premises and equipment	112,252			74,738			103,907
Interest receivable and other assets	524,186			234,802			404,627
Total Assets	$9,203,856			$6,412,460			$8,117,138
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,778,681	$436	0.10%	$1,206,075	$308	0.10%	$1,539,348	$291	0.08%
Savings deposits	2,033,613	389	0.08	1,441,114	327	0.09	1,951,477	360	0.07
Time deposits	1,728,725	3,479	0.80	1,264,477	2,834	0.89	1,490,753	2,979	0.80
Short-term borrowings	504,252	144	0.11	325,960	92	0.11	398,197	101	0.10
Other borrowings	188,673	786	1.65	—	—	—	62,901	213	1.36
Total interest-bearing liabilities	6,233,944	5,234	0.33	4,237,626	3,561	0.33	5,442,676	3,944	0.29
Noninterest-bearing deposits	1,911,537	—	—	1,337,651	—	—	1,727,850	—	—
Total deposits and borrowed funds	8,145,481	5,234	0.25	5,575,277	3,561	0.25	7,170,526	3,944	0.22
Interest payable and other liabilities	70,648			42,472			61,749
Shareholders’ equity	987,727			794,711			884,863
Total Liabilities and Shareholders’ Equity	$9,203,856			$6,412,460			$8,117,138
Net Interest Spread (average yield earned minus average rate paid)			3.47%			3.49%			3.51%
Net Interest Income (FTE)		$75,648			$54,614			$67,525
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.55%			3.59%			3.59%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the nine months ended September 30, 2015 and September 30, 2014.

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**	$6,376,527	$198,436	4.16%	$4,833,468	$153,928	4.26%
Taxable investment securities	708,618	6,742	1.27	652,969	6,825	1.39
Tax-exempt investment securities	392,555	9,983	3.39	270,699	8,018	3.95
Other interest-earning assets	33,308	1,015	4.07	25,572	809	4.23
Interest-bearing deposits with the FRB and other banks	135,795	394	0.39	156,299	318	0.27
Total interest-earning assets	7,646,803	216,570	3.78	5,939,007	169,898	3.82
Less: Allowance for loan losses	75,430			78,488
Other Assets:
Cash and cash due from banks	154,157			123,390
Premises and equipment	104,477			74,618
Interest receivable and other assets	417,347			234,413
Total Assets	$8,247,354			$6,292,940
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,609,323	$1,051	0.09%	$1,189,200	$868	0.10%
Savings deposits	1,921,750	1,119	0.08	1,424,494	958	0.09
Time deposits	1,518,842	9,116	0.80	1,307,174	9,014	0.92
Short-term borrowings	415,160	343	0.11	333,809	307	0.12
Other borrowings	84,843	999	1.57	—	—	—
Total interest-bearing liabilities	5,549,918	12,628	0.30	4,254,677	11,147	0.35
Noninterest-bearing deposits	1,743,351	—	—	1,260,582	—	—
Total deposits and borrowed funds	7,293,269	12,628	0.23	5,515,259	11,147	0.27
Interest payable and other liabilities	62,060			40,360
Shareholders’ equity	892,025			737,321
Total Liabilities and Shareholders’ Equity	$8,247,354			$6,292,940
Net Interest Spread (average yield earned minus average rate paid)			3.48%			3.47%
Net Interest Income (FTE)		$203,942			$158,751
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.56%			3.57%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $75.6 million in the third quarter of 2015 was $21.0 million, or 39%, higher than net interest income (FTE) of $54.6 million in the third quarter of 2014, with the increase primarily attributable to an increase of $2.16 billion in the average volume of loans outstanding, including the impact of the $1.58 billion of loans acquired in the Corporation's three acquisitions over the last year, and the favorable impact of time deposits repricing lower during the twelve months ended September 30, 2015, both of which were partially offset by the unfavorable impact of loans and investment securities repricing during the twelve months ended September 30, 2015. The net interest margin was 3.55% in the third quarter of 2015, compared to 3.59% in the third quarter of 2014. The average yield on interest-earning assets decreased slightly to 3.80% in the third quarter of 2015, from 3.82% in the third quarter of 2014, with the decrease primarily attributable to the repricing of loans at lower interest rates. The average yield on loans decreased 8 basis points to 4.15% in the third quarter of 2015 from 4.23% in the third quarter of 2014. The average cost of interest-bearing liabilities was 0.33% in both the third quarter of 2015 and the third quarter of 2014, with a decrease attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment being offset by an increase attributable to higher-rate wholesale funding sources attributable to the Lake Michigan transaction. The Corporation also borrowed $100 million of long-term FHLB advances during the latter part of the third quarter of 2015 at an average interest rate of 1.48%, which were used to pay down short-term borrowings that had an average interest rate of 0.25%.
Net interest income (FTE) of $75.6 million in the third quarter of 2015 was $8.1 million, or 12%, higher than net interest income (FTE) of $67.5 million in the second quarter of 2015, with the increase primarily attributable to the incremental benefit of the Lake Michigan transaction for the full quarter. The Corporation's net interest income also benefited from one additional day in the third quarter of 2015 and additional net interest income resulting from second and third quarter 2015 organic loan growth. The net interest margin was 3.55% in the third quarter of 2015, compared to 3.59% in the second quarter of 2015. The decrease in the net interest margin in the third quarter of 2015, compared to the second quarter of 2015, was attributable to a combination of the Corporation borrowing $100 million of long-term FHLB advances at an average interest rate of 1.48%, which were used to pay down short-term borrowings with an average interest rate of 0.25%, an increase in the Corporation's seasonal municipal deposits that were maintained at the FRB at approximately the same interest yield as the interest rate paid on the deposits, and the impact of a full quarter of the Lake Michigan transaction. The average yield on interest-earning assets was 3.80% in both the third quarter of 2015 and the second quarter of 2015. The average cost of interest-bearing liabilities increased slightly to 0.33% in the third quarter of 2015 from 0.29% in the second quarter of 2015, with the increase largely attributable to the Lake Michigan transaction as approximately 45% of Lake Michigan's interest-bearing liabilities came from wholesale funding sources, which generally are at higher rates than core deposits.
Net interest income (FTE) of $203.9 million in the nine months ended September 30, 2015 was $45.2 million, or 28%, higher than net interest income (FTE) of $158.8 million in the nine months ended September 30, 2014, with the increase primarily attributable to an increase of $1.54 billion in the average volume of loans outstanding, including the impact of the $1.58 billion of loans acquired in the Corporation's three acquisitions, and the favorable impact of time deposits repricing lower during the twelve months ended September 30, 2015, both of which were partially offset by the unfavorable impact of loans and investment securities repricing during the twelve months ended September 30, 2015. The net interest margin was 3.56% in the nine months ended September 30, 2015, compared to 3.57% in the nine months ended September 30, 2014.
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
The Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and has remained at this historically low rate through September 30, 2015. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

Volume and Rate Variance Analysis
The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 and June 30, 2015.

	Three Months Ended September 30, 2015
	Compared to Three Months Ended September 30, 2014			Compared to Three Months Ended June 30, 2015
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$23,605	$(1,956)	$21,649	$10,107	$(785)	$9,322
Taxable investment securities/other assets	329	(184)	145	16	(270)	(254)
Tax-exempt investment securities	1,264	(401)	863	434	(105)	329
Interest-bearing deposits with the FRB and other banks	17	33	50	23	(7)	16
Total change in interest income on interest-earning assets	25,215	(2,508)	22,707	10,580	(1,167)	9,413
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	128	—	128	56	89	145
Savings deposits	134	(72)	62	4	25	29
Time deposits	964	(319)	645	501	(1)	500
Short-term borrowings	66	(14)	52	49	(6)	43
Other borrowings	786	—	786	497	76	573
Total change in interest expense on interest-bearing liabilities	2,078	(405)	1,673	1,107	183	1,290
Total Change in Net Interest Income (FTE)*	$23,137	$(2,103)	$21,034	$9,473	$(1,350)	$8,123

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2015
	Compared to Nine Months Ended September 30, 2014
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
	Average Volume**	Average Yield/Rate**
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$49,614	$(5,106)	$44,508
Taxable investment securities/other assets	768	(645)	123
Tax-exempt investment securities	3,243	(1,278)	1,965
Interest-bearing deposits with the FRB and other banks	(46)	122	76
Total change in interest income on interest-earning assets	53,579	(6,907)	46,672
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	284	(101)	183
Savings deposits	340	(179)	161
Time deposits	1,243	(1,141)	102
Short-term borrowings	115	(79)	36
Other borrowings	999	—	999
Total change in interest expense on interest-bearing liabilities	2,981	(1,500)	1,481
Total Change in Net Interest Income (FTE)*	$50,598	$(5,407)	$45,191

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment of pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $1.5 million in the third quarter of 2015, unchanged compared to both the third quarter of 2014 and the second quarter of 2015.
The Corporation experienced net loan charge-offs of $0.8 million in the third quarter of 2015, compared to $2.3 million in the third quarter of 2014 and $1.8 million in the second quarter of 2015. Net loan charge-offs as a percentage of average loans (annualized) were 0.05% in the third quarter of 2015, compared to 0.18% in the third quarter of 2014 and 0.12% in the second quarter of 2015. The Corporation had net loan recoveries in the commercial loan portfolio totaling $0.2 million in the third quarter of 2015, compared to net loan charge-offs of $0.9 million in the third quarter of 2014 and net loan charge-offs of $0.7 million in the second quarter of 2015. The Corporation's commercial loan portfolio's net loan charge-offs/recoveries were not concentrated in any one industry or borrower. Net loan charge-offs in the consumer loan portfolio totaled $1.0 million in the third quarter of 2015, compared to $1.3 million in the third quarter of 2014 and $1.1 million in the second quarter of 2015.
The Corporation's provision of $1.5 million in the third quarter of 2015 was $0.7 million higher than net loan charge-offs for the quarter. The Corporation's quarterly provision for loan losses remained consistent throughout 2014 and the first nine months of 2015, despite significant organic growth in its loan portfolio, due to the strong credit quality of the loan portfolio and a reduction in net loan charge-offs.
The Corporation's provision and net loan charge-offs were $4.5 million and $4.6 million, respectively, for the nine months ended September 30, 2015, compared to $4.6 million and $6.7 million, respectively, for the nine months ended September 30, 2014. Net loan charge-offs as a percentage of average loans (annualized) were 0.10% for the nine months ended September 30, 2015, compared to 0.18% for the nine months ended September 30, 2014, with the decrease in net loan charge-offs in 2015, compared to 2014, characteristic of an improving economy in the State of Michigan.
Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	June 30, 2015	September 30, 2015	September 30, 2014
	(In thousands)
Service charges and fees on deposit accounts	$6,722	$5,612	$6,445	$19,083	$16,028
Wealth management revenue	4,725	3,730	5,605	15,401	11,319
Electronic banking fees	5,059	3,428	4,775	14,406	9,774
Mortgage banking revenue	1,436	1,166	1,688	4,527	3,451
Other fees for customer services	1,280	867	1,132	3,313	2,588
Title insurance commissions	479	391	609	1,605	1,200
Gain on sale of investment securities	5	—	28	612	—
Bank-owned life insurance	201	75	153	437	249
Rental income	116	23	112	353	66
Other	192	59	239	427	193
Total noninterest income	$20,215	$15,351	$20,786	$60,164	$44,868
Noninterest income was $20.2 million in the third quarter of 2015, compared to $15.4 million in the third quarter of 2014 and $20.8 million in the second quarter of 2015. Noninterest income in the third quarter of 2015 was $4.9 million, or 32%, higher than the third quarter of 2014 due to increases in all major categories of noninterest income that were largely a result of incremental revenue resulting from the Lake Michigan, Monarch and Northwestern transactions. Noninterest income in the third quarter of 2015 was $0.5 million, or 2.2%, lower than the second quarter of 2015, with the decrease attributable to lower wealth management revenue and mortgage banking revenue, which was partially offset by incremental revenue attributable to the Lake Michigan transaction.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $6.7 million in the third quarter of 2015, an increase of $1.1 million, or 20%, over the third quarter of 2014 and an increase of $0.3 million, or 4.3%, over the second quarter of 2015. The increase in service charges and fees on deposit accounts in the third quarter of 2015, compared to the third quarter of 2014, was due primarily to additional fees earned as a result of the Lake Michigan, Monarch and Northwestern transactions, while the increase in the third quarter of 2015, compared to the second quarter of 2015, was primarily attributable to higher overdraft fee income from the legacy operations of Chemical Bank. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.9 million in the third quarter of 2015, compared to $4.5 million in the third quarter of 2014 and $4.7 million in the second quarter of 2015.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $4.7 million in the third quarter of 2015, an increase of $1.0 million, or 27%, over the third quarter of 2014 and a decrease of $0.9 million, or 16%, from the second quarter of 2015. The increase in wealth management revenue in the third quarter of 2015, compared to the third quarter of 2014, was due largely to additional fees earned as a result of the Northwestern transaction, while the decrease in the third quarter of 2015, compared to the second quarter of 2015, was primarily attributable to a combination of seasonal fees earned during the second quarter of the year related to customer tax services and a general decline in the equity markets during the third quarter of 2015. Fees from the sales of investment products totaled $1.0 million in the third quarter of 2015, the third quarter of 2014 and the second quarter of 2015.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $5.1 million in the third quarter of 2015, an increase of $1.6 million, or 48%, over the third quarter of 2014 and an increase of $0.3 million, or 5.9%, over the second quarter of 2015. The increase in electronic banking fees in the third quarter of 2015, compared to the third quarter of 2014, was due primarily to additional fees earned as a result of the Lake Michigan, Monarch and Northwestern transactions, while the increase in the third quarter of 2015, compared to the second quarter of 2015, was largely attributable to higher fee income from ATM transactions due to seasonality in the Northwestern market area.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $1.4 million in the third quarter of 2015, an increase of $0.3 million, or 23%, over the third quarter of 2014 and a decrease of $0.3 million, or 15%, from the second quarter of 2015. The increase in MBR in the third quarter of 2015, compared to the third quarter of 2014, was due primarily to an increase in the volume of loans sold in the secondary market, due in part to the Northwestern transaction, that was partially offset by an increase in the amortization of the Corporation's mortgage servicing rights asset that was acquired in the Northwestern transaction. The decrease in MBR in the third quarter of 2015, compared to the second quarter of 2015, was largely due to the reversal during the second quarter of 2015 of a $0.2 million impairment valuation allowance on the Corporation's mortgage servicing rights asset. The Corporation sold $55 million of residential mortgage loans in the secondary market in the third quarter of 2015, compared to $45 million in the third quarter of 2014 and $64 million in the second quarter of 2015.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase and loss indemnification demands received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification demands, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $4.0 million at September 30, 2015, compared to $4.5 million at June 30, 2015, $3.0 million at December 31, 2014 and $1.1 million at September 30, 2014. The decrease in the reserve for probable losses during the third quarter of 2015 was primarily attributable to a $0.4 million settlement with a third-party servicer for certain loans that Lake Michigan had previously sold with servicing released. The increase in the reserve for probable losses from September 30, 2014 was attributable to the reserve for probable losses associated with the three acquisitions.
Noninterest income was $60.2 million for the nine months ended September 30, 2015, compared to $44.9 million for the nine months ended September 30, 2014. The increase in noninterest income for the first nine months of 2015, compared to the same period in 2014, was primarily attributable to incremental revenue resulting from the Lake Michigan, Monarch and Northwestern transactions.

Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	June 30, 2015	September 30, 2015	September 30, 2014
	(In thousands)
Salaries and wages	$27,872	$20,608	$25,535	$77,148	$60,279
Employee benefits	6,113	4,277	6,176	17,801	13,650
Occupancy	4,781	3,629	4,386	13,593	11,641
Equipment and software	4,589	3,587	4,480	13,467	10,461
Outside processing and service fees	4,146	2,739	3,926	11,630	8,283
FDIC insurance premiums	1,441	1,064	1,337	4,003	3,188
Professional fees	1,235	835	1,258	3,730	2,648
Intangible asset amortization	1,270	445	987	3,048	1,336
Advertising and marketing	1,249	682	856	2,768	2,209
Postage and express mail	839	935	876	2,571	2,536
Training, travel and other employee expenses	810	503	760	2,298	1,726
Telephone	781	457	606	1,927	1,400
Supplies	543	455	525	1,587	1,315
Donations	221	214	568	1,097	997
Credit-related expenses	90	52	(192)	31	620
Acquisition-related expenses	900	1,279	3,457	5,719	2,249
Other	1,385	941	1,244	3,652	2,771
Total operating expenses	$58,265	$42,702	$56,785	$166,070	$127,309
Operating expenses were $58.3 million in the third quarter of 2015, compared to $42.7 million in the third quarter of 2014 and $56.8 million in the second quarter of 2015. Operating expenses included nonrecurring acquisition-related expenses of $0.9 million in the third quarter of 2015, $1.3 million in the third quarter of 2014 and $3.5 million in the second quarter of 2015. Excluding these nonrecurring acquisition-related expenses, operating expenses in the third quarter of 2015 were $57.4 million, an increase of $15.9 million, or 38%, over $41.4 million in the third quarter of 2014 and an increase of $4.0 million, or 7.6%, over $53.3 million in the second quarter of 2015. The increase in operating expenses in the third quarter of 2015, compared to the third quarter of 2014, was primarily attributable to incremental operating costs associated with the Lake Michigan, Monarch and Northwestern transactions, while the increase in the third quarter of 2015, compared to the second quarter of 2015, was primarily attributable to incremental operating costs associated with the Lake Michigan transaction for a full quarter. The Corporation expects to incur approximately $1.5 million of additional nonrecurring acquisition-related expenses in the fourth quarter of 2015 primarily related to the conversion of Lake Michigan's core data systems into Chemical Bank's systems.
Salaries and wages of $27.9 million in the third quarter of 2015 increased $7.3 million, or 35%, over the third quarter of 2014 due primarily to incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions, in addition to merit and inflationary salary adjustments that took effect at the beginning of 2015. Salaries and wages in the third quarter of 2015 increased $2.3 million, or 9.2%, over the second quarter of 2015 due primarily to incremental costs associated with the Lake Michigan transaction for a full quarter. Performance-based compensation expense was $3.1 million in the third quarter of 2015, compared to $2.1 million in the third quarter of 2014 and $2.5 million in the second quarter of 2015.
Employee benefit costs of $6.1 million in the third quarter of 2015 increased $1.8 million, or 43%, over the third quarter of 2014, due primarily to a combination of incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions and higher pension expense. Employee benefit costs decreased $0.1 million, or 1.0%, from the second quarter of 2015 due to lower group health costs and lower payroll tax expenses, which were partially offset by incremental costs associated with the Lake Michigan transaction for a full quarter.
Occupancy expenses of $4.8 million in the third quarter of 2015 increased $1.2 million, or 32%, over the third quarter of 2014, due primarily to incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions. Occupancy expenses increased $0.4 million, or 9.0% over the second quarter of 2015 due primarily to incremental costs associated with the Lake Michigan transaction for a full quarter.

Equipment and software expenses of $4.6 million in the third quarter of 2015 were $1.0 million, or 28%, higher than the third quarter of 2014 due to incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions. Equipment and software expenses increased $0.1 million, or 2.4%, over the second quarter of 2015 due primarily to incremental costs associated with the Lake Michigan transaction for a full quarter.
Outside processing and service fees of $4.1 million in the third quarter of 2015 were $1.4 million, or 51%, higher than the third quarter of 2014 due primarily to incremental costs associated with the Lake Michigan, Monarch and Northwestern transactions. Outside processing and service fees increased $0.2 million, or 5.6%, over the second quarter of 2015 due primarily to incremental costs associated with the Lake Michigan transaction for a full quarter.
Intangible asset amortization of $1.3 million in the third quarter of 2015 was $0.8 million higher than the third quarter of 2014 and $0.3 million higher than the second quarter of 2015, with the increases related to the amortization of core deposit intangible assets resulting from the three acquisition transactions.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were $0.1 million in the third quarter of 2015, unchanged from the third quarter of 2014 and $0.3 million higher than the second quarter of 2015. Although credit-related expenses were unchanged in the third quarter of 2015, compared to the third quarter of 2014, higher loan collection costs and ORE write-downs were offset by higher gains on the sales of ORE properties. The increase in credit-related expenses in the third quarter of 2015 over the second quarter of 2015 was primarily attributable to higher loan collection costs. The Corporation recognized net gains from the sales/writedowns of ORE properties of $0.9 million in the third quarter of 2015, compared to $0.6 million in the third quarter of 2014 and $1.0 million in the second quarter of 2015. ORE operating costs and loan collection costs, combined, were $0.9 million in the third quarter of 2015, compared to $0.6 million in the third quarter of 2014 and $0.8 million in the second quarter of 2015.
Operating expenses were $166.1 million for the nine months ended September 30, 2015, compared to $127.3 million for the nine months ended September 30, 2014. Operating expenses included nonrecurring acquisition-related expenses of $5.7 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding these nonrecurring acquisition-related expenses, operating expenses were $160.4 million for the nine months ended September 30, 2015, compared to $125.1 million for the nine months ended September 30, 2014, with the increase primarily attributable to incremental costs resulting from the Lake Michigan, Monarch and Northwestern transactions. In addition, increases in employee compensation costs for the first nine months of 2015, compared to the same period in 2014, resulting primarily from merit and inflationary salary adjustments that took effect at the beginning of 2015 were partially offset by reductions in credit-related expenses. The decrease in credit-related expenses for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily attributable to higher net gains from the sales/writedowns of ORE properties. The Corporation recognized net gains from the sales/writedowns of ORE properties of $2.5 million in the nine months ended September 30, 2015, compared to $1.4 million for the nine months ended September 30, 2014.
Income Tax Expense
The Corporation's effective federal income tax rate was 28.2% for the third quarter of 2015, compared to 30.8% and 32.4% for the third quarter of 2014 and the second quarter of 2015, respectively. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The decrease in the effective federal income tax rate for the third quarter of 2015, compared to the second quarter of 2015, was attributable to the combined effect of: (i) the second quarter of 2015 included nondeductible expenses associated with the closing of the Lake Michigan and Monarch transactions and (ii) the third quarter of 2015 included additional net tax credits resulting from the Lake Michigan transaction. Excluding the impact of the nondeductible expenses, the Corporation's effective federal income tax rate was 30.9% for the second quarter of 2015. The Corporation recorded income tax expense for the three- and nine-month periods ended September 30, 2015 and 2014 using its estimate of the effective income tax rate expected for the full year and applied that rate on a year-to-date basis.

Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $322 million during the three months ended September 30, 2015 and $2.18 billion during the twelve months ended September 30, 2015. The increase in deposits during the three months ended September 30, 2015 was attributable to an increase in seasonal municipal deposit accounts. The increase in deposits during the twelve months ended September 30, 2015 was primarily attributable to $1.86 billion of deposits acquired in the Lake Michigan, Monarch and Northwestern transactions, although customer deposit accounts also grew organically by $374 million during the past year. The Corporation's loan-to-deposit ratio was 94.8% at September 30, 2015, 96.5% at June 30, 2015, 93.6% at December 31, 2014 and 92.8% at September 30, 2014. The Corporation had $109 million of cash deposits held at the FRB at September 30, 2015, compared to $16 million at June 30, 2015, $8 million at December 31, 2014 and $248 million at September 30, 2014. The increase in interest-bearing balances at the FRB during the third quarter of 2015 was attributable to a seasonal increase in municipal customer deposits. At September 30, 2015, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $63 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
The Corporation's subsidiary banks are members of the FHLB and as such have access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $350 million at September 30, 2015. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At September 30, 2015, the Corporation maintained an unused borrowing capacity of $120 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $118 million of federal funds from multiple third-party financial institutions at September 30, 2015. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the nine months ended September 30, 2015, Chemical Bank paid $36.9 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $27.0 million. During 2014, Chemical Bank paid $64.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $29.5 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $61.2 million during the nine months ended September 30, 2015, compared to net income of $67.0 million during all of 2014. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At September 30, 2015, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at September 30, 2015, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at September 30, 2015 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at September 30, 2015 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(5.5)%	(2.7)%	—	(0.6)%	(2.0)%	(8.5)%
At September 30, 2015, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.6%, 2.0% and 8.5%, respectively, relative to the base case over the next twelve-month period. At September 30, 2015, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.7% and 5.5%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at September 30, 2015 was considered to be unlikely given prevailing interest rate levels.

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
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at September 30, 2015. The percentage of variable interest rate loans, which comprised approximately 25% of the Corporation's loan portfolio at September 30, 2015, has remained relatively consistent during the twelve-month period ended September 30, 2015. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 75 basis points.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended September 30, 2015:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 31, 2015	5,188	$33.89	—	500,000
August 31, 2015	6,575	32.63	—	500,000
September 30, 2015	170	30.95	—	500,000
Total	11,933	$33.15	—

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

CHEMICAL FINANCIAL CORPORATION

Date:	November 5, 2015	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 5, 2015	By:	/s/ Lori A. Gwizdala
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