Form 10-K
period 2015-12-31
CHEMICAL FINANCIAL CORP
filed 2016-02-26
CIK 19612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2015, determined using the closing price of the registrant's common stock on June 30, 2015 of $33.06 per share, as reported on The NASDAQ Stock Market®, was $1.19 billion. The number of shares outstanding of the registrant's Common Stock, $1 par value per share, as of January 31, 2016, was 38,168,801 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Chemical Financial Corporation for the April 18, 2016 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

CHEMICAL FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and Chemical Financial Corporation (Corporation). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "opinion," "plans," "predicts," "probable," "projects," "should," "trend," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation's market share, expected performance and cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, the impact of acquisition transactions on the Corporation's business, opportunities to increase top line revenues, the Corporation's ability to grow its core franchise, future cost savings and the Corporation's ability to maintain adequate liquidity and capital based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators. All statements referencing future time periods are forward-looking.
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
This report also contains forward-looking statements regarding the Corporation's outlook or expectations with respect to the planned merger with Talmer Bancorp, Inc. (Talmer), the expected costs to be incurred and cost savings to be realized in connection with the transaction, the expected impact of the transaction on the Corporation's future financial performance and consequences of the integration of Talmer into the Corporation.
Risk factors relating both to the transaction and the integration of Talmer into the Corporation after closing include, without limitation:

•
Completion of the transaction is dependent on, among other things, receipt of regulatory approvals and receipt of the Corporation's and Talmer's shareholder approvals, the timing of which cannot be predicted with precision at this point and which may not be received at all.

•	The impact of the completion of the transaction on the Corporation's financial statements will be affected by the timing of the transaction.

•
The transaction may be more expensive to complete and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•
The integration of Talmer’s business and operations into the Corporation, which will include conversion of Talmer’s operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to the Corporation's or Talmer’s existing businesses.

•
The Corporation’s ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward. Specifically, the Corporation may incur more credit losses than expected and customer attrition may be greater than expected.

In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Additional Information about the Transaction
The Corporation will file a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) to register the securities that the Talmer shareholders will receive if the transaction is consummated. The registration statement will contain a prospectus for the Corporation and a joint proxy statement to be used by the Corporation and Talmer to solicit the required approvals of their respective shareholders of the merger and other relevant documents concerning the transaction. Chemical and Talmer may also file other documents with the SEC concerning the proposed merger. Before making an investment or voting decision, investors and shareholders of the Corporation and Talmer are urged to read the registration statement, the prospectus and joint proxy statement, and any other relevant documents when they become available because they will contain important information about the Corporation, Talmer, and the transaction. Investors will be able to obtain these documents free of charge at the SEC’s website at www.sec.gov. Copies of the documents filed with the SEC in connection with the merger can also be obtained, when available, without charge, from the Corporation’s website at www.chemicalbankmi.com, or by contacting Chemical Financial Corporation, 235 East Main Street, P.O. Box 569, Midland, MI 48640-0569, Attention: Ms. Lori A. Gwizdala, Investor Relations, telephone 800-867-9757, or at Talmer’s website at www.talmerbank.com, or by contacting Talmer Bancorp, Inc., 2301 West Big Beaver Road, Suite 525, Troy, Michigan 48084, Attention: Mr. Brad Adams, Investor Relations, telephone 248-498-2862.
Participants in the Merger Solicitation
The Corporation and Talmer, and their respective directors, executive officers, and certain other members of management and employees, may be soliciting proxies from the Corporation and Talmer shareholders in favor of the transaction. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of the Corporation and Talmer shareholders in connection with the proposed transaction will be set forth in the prospectus and joint proxy statement when it is filed with the SEC. Free copies of this document may be obtained as described above. Information about the Corporation's directors and executive officers can be found in the Corporation's definitive proxy statement in connection with its 2015 annual meeting of shareholders, as filed with the SEC on March 6, 2015, and other documents subsequently filed by the Corporation with the SEC. Information about Talmer’s directors and executive officers can be found in Talmer’s definitive proxy statement in connection with its 2015 annual meeting of shareholders, as filed with the SEC on April 27, 2015, and other documents subsequently filed by Talmer with the SEC. Additional information regarding the interests of such participants will be included in the prospectus and joint proxy statement and other relevant documents regarding the merger filed with the SEC when they become available.

PART I.
Item 1. Business.
General Business
Chemical Financial Corporation (Corporation), headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and incorporated in the State of Michigan. At December 31, 2015, the Corporation's consolidated total assets, loans, deposits and shareholders' equity were $9.19 billion, $7.27 billion, $7.46 billion and $1.02 billion, respectively, and the Corporation employed approximately 2,100 full-time equivalent employees. For more information about the Corporation's financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.
The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT's name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 24 community banks and 36 other branch bank offices through December 31, 2015. The Corporation's most recent transactions include the acquisitions of Lake Michigan Financial Corporation (Lake Michigan) and Monarch Community Bancorp, Inc. (Monarch) during the second quarter of 2015 and the acquisition of Northwestern Bancorp, Inc. (Northwestern) during the fourth quarter of 2014. In addition, on January 25, 2016, the Corporation entered into an Agreement and Plan of Merger with Talmer Bancorp, Inc. (Talmer). Completion of the merger is subject to regulatory approval and the approval of the Corporation's and Talmer's shareholders, in addition to satisfaction of other customary closing conditions. These transactions are discussed in more detail under the subheading "Mergers, Acquisitions and Branch Closings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Corporation's business is concentrated in a single industry segment - commercial banking. The Corporation conducts its commercial banking activity through a single commercial bank subsidiary, Chemical Bank. Chemical Bank offers a full range of traditional banking and fiduciary products and services. These include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services and other banking services. Chemical Bank operated through an internal organizational structure of four regional banking units and 18 community banking units as of December 31, 2015. In addition, the Corporation owns, directly or indirectly, various non-bank operating and non-operating subsidiaries.
The principal markets for the Corporation's products and services are the communities in Michigan where Chemical Bank's branches are located and the areas surrounding these communities. As of December 31, 2015, the Corporation and Chemical Bank served these markets through 185 banking offices located in 47 counties in Michigan. In addition to the banking offices, Chemical Bank operated three loan production offices and over 200 automated teller machines, both on- and off-bank premises, as of December 31, 2015.
A summary of the composition of the Corporation's loan portfolio at December 31, 2015, 2014 and 2013 was as follows:

	December 31,
	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Composition of Loans:
Commercial	$1,905.9	26%	$1,354.9	24%	$1,176.3	25%
Commercial real estate	2,112.2	29	1,557.6	27	1,232.7	27
Real estate construction	210.2	3	152.7	3	89.8	2
Land development	21.8	—	18.8	—	20.1	—
Residential mortgage	1,429.6	20	1,110.4	19	960.4	21
Consumer installment	877.5	12	829.6	15	644.8	14
Home equity	713.9	10	664.2	12	523.6	11
Total composition of loans	$7,271.1	100%	$5,688.2	100%	$4,647.7	100%
The Corporation's loan portfolio totaled $7.27 billion at December 31, 2015, compared to $5.69 billion and $4.65 billion at December 31, 2014 and 2013, respectively. The Corporation's loan portfolio increased $1.58 billion, or 28%, during 2015, with commercial loans increasing $551 million, or 41%, commercial real estate loans increasing $555 million, or 36%, real estate construction increasing $57 million, or 38%, residential mortgage loans increasing $319 million, or 29%, consumer installment loans increasing $48 million, or 6%,home equity loans increasing $50 million, or 7%, and land development loans increasing $3 million, or 17%. The growth in loans during 2015 was attributable to $1.11 billion of loans acquired in the Lake Michigan and Monarch transactions and $476 million of organic loan growth. The Corporation's loan portfolio increased $1.04 billion, or 22%, during 2014, with the increase attributable to $475 million of loans acquired in the Northwestern transaction and $565 million of organic loan growth. The Corporation's organic loan growth during 2015 and 2014 was the result of a combination of improving economic conditions in Michigan and the Corporation increasing its loan market share in its lending markets. The Corporation's loan portfolio is not concentrated in any one industry.
The principal source of revenue for the Corporation is interest income and fees on loans, which accounted for 73%, 72% and 71% of total revenue in 2015, 2014 and 2013, respectively. The Corporation has no foreign loans, assets or activities. No material part of the business of the Corporation or Chemical Bank is dependent upon a single customer or very few customers. Interest income on investment securities, services charges and fees on deposit accounts and wealth management revenue are also significant sources of revenue. Interest income on investment securities accounted for 5% of total revenue in 2015 and 6% of total revenue in both 2014 and 2013. Services charges and fees on deposit accounts accounted for 7% of total revenue in 2015 and 8% of total revenue in both 2014 and 2013. Wealth management revenue accounted for 6% of total revenue in both 2015 and 2014 and 5% of total revenue in 2013.
The Corporation offers services through the Wealth Management department of Chemical Bank. These services include trust, investment management and custodial services; financial and estate planning; and retirement and employee benefit programs. The Wealth Management department earns revenue largely from fees based on the market value of those assets under management, which can fluctuate as the market fluctuates. The Wealth Management department had assets under custodial and management arrangements of $3.71 billion, $3.73 billion and $2.51 billion as of December 31, 2015, 2014 and 2013, respectively. The Wealth Management department also sells investment products (largely annuity products and mutual funds) through its Chemical Financial Advisors program. Customer assets within the Chemical Financial Advisors program were $873 million, $878 million and $737 million as of December 31, 2015, 2014 and 2013, respectively. The growth in assets under management by Chemical Bank's Wealth Management department and assets within the Chemical Financial Advisors program during 2014 was largely attributable to the Northwestern transaction.
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
Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, Office of Foreign Assets Controls regulations, electronic funds transfer laws, redlining laws, predatory lending laws, laws prohibiting unfair and deceptive acts or practices, antitrust laws, environmental laws, anti-money laundering laws and privacy laws. These laws and regulations can have a significant effect on the operating and financial results of banks.

A summary of significant elements of some of the laws, regulations and regulatory policies applicable to the Corporation and Chemical Bank follows below. The descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies that are described. These statutes, regulations and policies are continually subject to review by Congress, state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Corporation and Chemical Bank could have a material effect on the business of the Corporation and Chemical Bank.
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
In order for the Corporation to maintain financial holding company status, both the Corporation and Chemical Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Corporation or Chemical Bank ceases to meet these requirements, the FRB may impose corrective capital and/or managerial requirements and place limitations on the Corporation's ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the FRB may require the Corporation to divest of Chemical Bank. The Corporation and Chemical Bank were both categorized as "well-capitalized" and "well-managed" as of December 31, 2015.
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
The Corporation and Chemical Bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums, which could prohibit the payment of dividends under circumstances where the payment could be deemed an unsafe and unsound banking practice. Chemical Bank is required to obtain prior approval from the FRB for the declaration and payment of dividends to the Corporation if the total of all dividends declared in any calendar year will exceed the total of (i) Chemical Bank's net income (as defined by regulation) for that year plus (ii) the retained net income (as defined by regulation) for the preceding two years. In addition, federal regulatory authorities have stated that banking organizations should generally pay dividends only out of current operating earnings. Further, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Chemical Bank declared and paid dividends to the Corporation of $56.9 million and $64.5 million in 2015 and 2014, respectively. The Corporation intends to utilize a portion of the proceeds from the dividend from Chemical Bank in 2015 to pay off subordinated debentures, which were acquired as part of the Lake Michigan transaction, during the first quarter of 2016. The Corporation utilized proceeds from the increased dividend from Chemical Bank in 2014 to fund a portion of the cash component of the merger consideration in the Lake Michigan transaction. Dividends received from Chemical Bank in the past are not necessarily indicative of amounts that may be paid or available to be paid in the future.
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

In July 2013, the FRB and the FDIC approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks (commonly known as Basel III). Under Basel III, which began for the Corporation and Chemical Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum capital requirements were increased for both the quantity and quality of capital held by the Corporation and Chemical Bank. Basel III added a new common equity Tier 1 capital to risk-weighted assets ratio (CET ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET ratio of 7.0%. Basel III also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in) and requires a minimum leverage ratio of 4.0%.
A summary of the actual and minimum Basel III regulatory capital ratios for the Corporation and Chemical Bank as of December 31, 2015 follows:

	Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Actual Capital Ratios:
Chemical Financial Corporation	8.6%	10.6%	10.7%	11.8%
Chemical Bank	8.5%	10.6%	10.6%	11.7%
Minimum for capital adequacy purposes	4.0%	4.5%	6.0%	8.0%
Minimum to be well capitalized under prompt corrective action regulations	5.0%	6.5%	8.0%	10.0%
Minimum for capital adequacy, including capital conservation buffer(1)	6.5%	7.0%	8.5%	10.5%
(1) Assumes fully phased in capital conservation buffer of 2.5%. The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% and increasing by the same amount each year until fully implemented in January 2019. Failure to maintain the required capital conservation buffer may limit the Corporation's and Chemical Bank's ability to dividends or pay discretionary bonuses, among other things.
At December 31, 2015, the capital ratios of the Corporation and Chemical Bank exceeded the regulatory guidelines for institutions to be categorized as "well-capitalized." Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. Additional information on the Corporation and Chemical Bank's capital ratios may be found under Note 20 to the consolidated financial statements under Item 8 of this report.
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
FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. As required by the Dodd-Frank Act, in February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefine an institution's assessment base as average consolidated total assets minus average Tier 1 capital. These rules also established the general assessment rate for Risk Category 1 institutions, such as Chemical Bank, at 5 to 9 basis points (annualized). Assessments for depository institutions with total assets of $10 billion or more are subject to a different methodology that reflects the institution's overall risk relative to other large institutions. The FDIC also may impose special assessments at any time it estimates that Deposit Insurance Fund reserves will fall to a level that would adversely affect public confidence. The Corporation's FDIC DIF insurance premiums were $5.5 million in 2015, compared to $4.3 million in 2014 and $4.4 million in 2013.
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
Community Reinvestment Act (CRA)
Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, a bank's federal regulatory agency is required to assess the CRA compliance record of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the FRB will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application. Upon receiving notice that a subsidiary bank is rated less than "satisfactory," a financial holding company will be prohibited from additional activities that are permitted to a financial holding company and from acquiring any company engaged in such activities. Chemical Bank's CRA rating was "outstanding" as of December 31, 2015.
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
Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued, and in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
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

The Dodd-Frank Act
The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the financial services industry within the United States, including establishing the federal Consumer Financial Protection Bureau (CFPB) and requiring the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations, which became effective in January 2014, that impact consumer mortgage lending and servicing. In addition, the CFPB has issued regulations, which became effective October 1, 2015, that change the disclosure requirements and forms used under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB have and will likely result in additional costs and could change the products and/or services that are currently being offered, which could be significant and could adversely impact the Corporation's results of operations, financial condition or liquidity.
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
For more information, see the information under the heading "Mergers, Acquisitions and Branch Closings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is here incorporated by reference.
Availability of Information
The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including the financial statements and the financial statement schedules, but not including exhibits to those reports, may be obtained without charge upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation's website at www.chemicalbankmi.com in the "Investor Information" section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may be requested at the cost of 30 cents per page from the Corporation's corporate offices. In addition, interactive copies of the Corporation's 2015 Annual Report on Form 10-K and the 2016 Proxy Statement are available at www.edocumentview.com/chfc.

Item 1A. Risk Factors.
The Corporation's business model is subject to many risks and uncertainties. Although the Corporation seeks ways to manage these risks, the Corporation ultimately cannot predict the future or control all of the risks to which it is subject. Actual results may differ materially from management's expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that the Corporation faces. Additional risks and uncertainties of which the Corporation is unaware, or that it currently deems immaterial, also may become important factors that adversely affect the Corporation and its business. If any of these risks were to occur, the Corporation's business, financial condition or results of operations could be materially and adversely affected. If this were to happen, the market price of the Corporation's common stock per share could decline significantly.
Investments in the Corporation's common stock involve risk.
The market price of the Corporation's common stock may fluctuate significantly in response to a number of factors, including, among other things:

•	Variations in quarterly or annual results of operations

•	Changes in dividends paid per share

•	Deterioration in asset quality, including declining real estate values

•	Changes in interest rates

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by, or involving, the Corporation or its competitors

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions

•	Regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated

•	New regulations that limit or significantly change the Corporation's ability to continue to offer existing banking products

•	Volatility of stock market prices and volumes

•	Issuance of additional shares of common stock or other debt or equity securities of the Corporation

•	Changes in market valuations of similar companies

•	Uncertainties, disruptions and fluctuations in the credit and financial markets, either nationally or globally

•	Changes in securities analysts' estimates of financial performance or recommendations

•	New litigation or contingencies or changes in existing litigation or contingencies

•	New technology used, or services offered, by competitors

•	Breaches in information security systems of the Corporation and/or its customers and competitors

•	Changes in accounting policies or procedures required by standard setting or other regulatory agencies

•	New developments in the financial services industry

•	News reports relating to trends, concerns and other issues in the financial services industry

•	Perceptions in the marketplace regarding the financial services industry, the Corporation and/or its competitors

•	Rumors or erroneous information

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts
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
Potential acquisitions or mergers may disrupt the Corporation's business and dilute shareholder value.
The Corporation seeks acquisition or merger partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring or merging other banks, businesses, or branches involves various risks commonly associated with acquisitions or mergers, including, among other things:

•	Delay in completing an acquisition or merger due to litigation or the regulatory approval process

•
The recording of assets and liabilities of the acquired or merged company at fair value may materially dilute shareholder value at the transaction date and could have a material adverse effect on the Corporation's financial condition and results of operations

•	The time and costs associated with identifying and evaluating potential acquisition or merger targets

•	Potential exposure to unknown or contingent liabilities of the acquired or merged company

•	The estimates and judgments used to evaluate credit, operations, management and market risks with respect to the acquired or merged company may not be accurate

•	Exposure to potential asset quality issues of the acquired or merged company

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

•
The incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse short-term effects on the Corporation's results of operations

•	The possible loss of key employees and customers of the acquired or merged company

•	Difficulty in estimating the value of the acquired or merged company

•	Potential changes in banking or tax laws or regulations that may affect the acquired or merged company

•	Difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company to those of the Corporation
The transactions may be more expensive to complete and the anticipated benefits, including cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events, including economic and financial conditions.
The Corporation regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations and transactions may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions and mergers typically involve the payment of a premium over book value, and, therefore, dilution of the Corporation's tangible book value and ownership interest may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation's financial condition and results of operations, including net income per common share.
Risks related to the Corporation's proposed merger with Talmer Bancorp, Inc. (Talmer)
The Corporation and Talmer have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Corporation’s and Talmer’s ability to successfully combine and integrate the businesses of the Corporation and Talmer in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, depositors, clients and employees or to achieve the anticipated benefits and cost savings of the merger. If the combined companies experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

The Corporation has incurred, and will continue to incur, substantial expenses in connection with the negotiation and completion of the transaction contemplated by the merger agreement with Talmer. If the merger is not completed, the Corporation would have to recognize these expenses without realizing the expected benefits of the merger. These circumstances could have an adverse effect on the Corporation's business, results of operations and stock price.
Under the merger agreement, both the Corporation and Talmer have agreed not to, subject to certain exceptions generally related to their respective board of directors exercise of fiduciary duties, as set forth in the merger agreement, solicit or initiate, or knowingly facilitate or knowingly encourage, inquiries or proposals with respect to, engage in any discussions or negotiations concerning, or provide any confidential information relating to, any alternative business combination transactions. In addition, the merger agreement contains certain termination rights for both the Corporation and Talmer. If the merger agreement is terminated under certain circumstances, including certain breaches of the merger agreement, the Corporation or Talmer, as applicable, is required to reimburse the other party for its transaction-related expenses up to $3 million. If the merger agreement is terminated under certain circumstances, including termination of the merger agreement to accept an alternative business combination transaction as permitted by and subject to the terms of the merger agreement, the Corporation or Talmer, as applicable, is required to pay the other party a termination fee of $34 million minus any previously reimbursed transaction-related expenses.
Before the merger may be completed, the Corporation and Talmer must obtain approvals from the Board of Governors of the Federal Reserve System. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although the Corporation and Talmer do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.
Before the merger may be completed, the Corporation and Talmer must obtain the requisite approval of their respective shareholders. There is no assurance that these approvals will be obtained.
Litigation filed against Talmer, its board of directors and the Corporation could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.
In connection with the merger, two purported Talmer stockholders have filed putative class action lawsuits against Talmer, its board of directors and the Corporation. Among other remedies, the plaintiffs seek to enjoin the merger. If this litigation is not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to Talmer and the Corporation, including any costs associated with indemnification. Additional lawsuits may be filed against Talmer, the Corporation or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the merger may adversely affect the combined company's business, financial condition, results of operations, cash flows and market price.
Additional growth will subject the Corporation to additional regulation, increased supervision and increased costs.
The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. The Corporation had $9.2 billion in assets as of December 31, 2015. Additional growth that results in the Corporation having assets of $10 billion or more would subject the Corporation to the following:

•	Supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws;

•	Regulatory stress testing requirements, whereby the Corporation would be required to conduct an annual stress test (using assumptions for baseline, adverse and severely adverse scenarios);

•
A modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act;

•	Heightened compliance standards under the Volcker Rule;

•	Enhanced supervision as a larger financial institution; and

•
Under the Durbin Amendment to the Dodd-Frank Act, institutions with $10 billion or more in assets are subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions. The maximum permissible interchange fee for electronic debit transactions is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. In addition, an issuer may charge up to 1 cent on each transaction as a fraud prevention adjustment if the issuer meets certain fraud prevention standards.

The imposition of these regulatory requirements and increased supervision may require additional commitment of financial resources to regulatory compliance and may increase the Corporation's cost of operations. Further, the results of the stress testing process may lead the Corporation to retain additional capital or alter the mix of its capital components.
If the pending merger with Talmer Bancorp, Inc. is completed, then the Corporation will have more than $10 billion in assets and, as a result, will be subject to the additional regulatory requirements, increased supervision and increased costs.

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
Municipal bonds held by the Corporation totaled $525 million at December 31, 2015, and were issued by many different municipalities with no significant concentration in any single municipality. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.
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
Additionally, the Corporation's management considers a wide range of factors about the security issuer and uses judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Corporation's intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on residential mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. Impairments to the carrying value of the Corporation's investment securities may need to be taken in the future, which could have a material adverse effect on the Corporation's financial condition and results of operations.
The Corporation may be required to recognize an impairment of its goodwill or core deposit intangible assets, or to establish a valuation allowance against its deferred income tax assets, which could have a material adverse effect on the Corporation's financial condition and results of operations.
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Substantially all of the Corporation's goodwill at December 31, 2015 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. Core deposit intangible (CDI) assets represent the estimated value of stable customer deposits, excluding time deposits, acquired in business combinations, that provide a source of funds that are below market interest rates. The Corporation amortizes its CDI assets over the estimated period the corresponding customer deposits are expect to exist. The Corporation tests its CDI assets periodically for impairment. If the Corporation experiences higher than expected deposit run-off, its CDI assets could be impaired. If it is determined that the the Corporation's goodwill or CDI assets have been impaired, the Corporation must recognize a write-down by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation's financial condition and results of operations. At December 31, 2015, the Corporation had $287 million of goodwill, representing 28% of shareholders' equity. The Corporation had $27 million of CDI assets at December 31, 2015.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the Corporation, including the ability to generate taxable net income. If, based on available information, it is more-likely-than-not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2015, the Corporation did not carry a valuation allowance against its deferred tax assets. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance with respect to the Corporation's deferred tax assets could have a material adverse effect on the its financial condition and results of operations.
If the Corporation is required to recognize a valuation allowance with respect to its mortgage servicing rights asset, it could have a material adverse effect on the Corporation's financial condition and results of operations.
At December 31, 2015, the Corporation's mortgage servicing rights (MSR) asset had a book value of $11.1 million and a fair value of approximately $15.5 million. The Corporation amortizes its MSR asset in proportion to and over the period of corresponding net servicing income. The Corporation was not required to recognize a valuation allowance at December 31, 2015 with respect to its MSR asset. If the Corporation is required to recognize a valuation allowance with respect to its MSR asset in the future, the Corporation's financial condition and results of operations could be negatively affected.
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
The Corporation's ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build long-term customer relationships based on quality service, high ethical standards and safe, sound assets

•	The ability to expand the Corporation's market position

•
The ability to keep up-to-date with technological advancements in both delivering new products and maintaining existing products, while continuing to invest in cybersecurity and control operating costs

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
The Corporation believes its success depends on the continued service of its key executives. Although the Corporation currently intends to retain its existing management, it cannot provide assurances that these individuals will remain with the Corporation. The unexpected loss of the services of one or more of the Corporation's key executives or its inability to find suitable replacements within a reasonable period of time following any such loss, could have a material adverse effect on the Corporation's ability to execute its business strategy and, therefore, have a material adverse effect on its financial condition and results of operations.
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
The Corporation conducted business through 185 banking offices and three loan production offices as of December 31, 2015. These offices are located in various communities throughout Michigan. The majority of the Corporation's offices are owned and leased locations are considered insignificant.
The Corporation considers its properties to be suitable and adequate for operating its banking business.
Item 3. Legal Proceedings.
As of December 31, 2015, the Corporation was not a party to any material pending legal proceeding. As of December 31, 2015, Chemical Bank was a party, as plaintiff or defendant, to a number of legal proceedings all of which were considered ordinary routine litigation incidental to its business or immaterial.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Corporation's common stock is traded on The NASDAQ Stock Market® under the symbol CHFC. As of December 31, 2015, there were approximately 38.2 million shares of the Corporation's common stock issued and outstanding, held by approximately 5,100 shareholders of record. The table below sets forth the range of high and low sales prices for transactions reported on The NASDAQ Stock Market® for the Corporation's common stock for the periods indicated.

	2015		2014
	High	Low	High	Low
First quarter	$31.56	$28.16	$33.26	$27.86
Second quarter	34.27	29.73	33.28	27.41
Third quarter	34.49	30.09	29.00	26.77
Fourth quarter	37.26	30.98	30.95	26.10
The earnings of Chemical Bank are the principal source of funds for the Corporation to pay cash dividends to its shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 20 to the consolidated financial statements in Item 8 of this report for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. Based on the financial condition of the Corporation at December 31, 2015, management expects the Corporation to pay quarterly cash dividends on its common shares in 2016. However, there can be no assurance as to future dividends because they are dependent on the Corporation's future earnings, capital requirements and financial condition, and may require regulatory approval. On January 20, 2016, the Corporation announced that the board of directors declared a first quarter 2016 cash dividend of $0.26 per share, payable on March 18, 2016.
The following table summarizes the quarterly cash dividends paid to shareholders over the past five years.

	Years Ended December 31,
	2015	2014	2013	2012	2011
First quarter	$0.24	$0.23	$0.21	$0.20	$0.20
Second quarter	0.24	0.23	0.21	0.20	0.20
Third quarter	0.26	0.24	0.22	0.21	0.20
Fourth quarter	0.26	0.24	0.23	0.21	0.20
Total	$1.00	$0.94	$0.87	$0.82	$0.80

Shareholder Return
The following line graph compares Chemical Financial Corporation's cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor's (S&P) 500 Stock Index and the KBW Nasdaq Regional Banking Index (Ticker: KRX). Both of these indices are based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW Nasdaq Regional Banking Index is published by Keefe, Bruyette & Woods, Inc. (KBW), an investment banking firm that specializes in the banking industry. The KBW Nasdaq Regional Banking Index is composed of 50 small and mid-cap U.S. regional banks or thrifts that are publicly traded. The line graph assumes $100 was invested on December 31, 2010.
The dollar values for total shareholder return plotted in the above graph are shown below:

	December 31,
	2010	2011	2012	2013	2014	2015
Chemical Financial Corporation	$100.00	$100.36	$116.13	$159.86	$159.74	$184.34
KBW Nasdaq Regional Banking Index	100.00	94.86	107.58	157.93	161.80	171.51
S&P 500 Stock Index	100.00	102.11	118.45	156.82	178.28	180.75

Equity Compensation Plans
Information about the Corporation's equity compensation plans as of December 31, 2015 is set forth in Part III, Item 12 of this report, and is here incorporated by reference.
Purchases of Equity Securities
The following schedule summarizes the Corporation's total monthly share repurchase activity for the fourth quarter of 2015:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2015 to October 31, 2015	10,871	$34.37	—	500,000
November 1, 2015 to November 30, 2015	16,896	36.25	—	500,000
December 1, 2015 to December 31, 2015	13,744	34.83	—	500,000
Total	41,511	$35.29	—

(1)
Represents shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock in 2015 under the Corporation's share-based compensation plans, as these plans permit employees to use the Corporation's stock to satisfy such obligations based on the market value of the Corporation's stock on the date of vesting or date of exercise, as applicable.

Item 6. Selected Financial Data*.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Earnings Summary
Net interest income	$274,008	$212,551	$196,647	$187,545	$183,853
Provision for loan losses	6,500	6,100	11,000	18,500	26,000
Noninterest income	80,216	63,095	60,409	54,684	46,890
Operating expenses	223,894	179,925	164,948	151,921	144,493
Net income	86,830	62,121	56,808	51,008	43,050
Per Common Share Data
Net income — basic	$2.41	$1.98	$2.02	$1.86	$1.57
Net income — diluted	2.39	1.97	2.00	1.85	1.57
Cash dividends declared and paid	1.00	0.94	0.87	0.82	0.80
Book value at end of period	26.62	24.32	23.38	21.69	20.82
Tangible book value at end of period	18.78	18.57	19.17	17.03	16.54
Market value at end of period	34.27	30.64	31.67	23.76	21.32
Common shares outstanding at year end	38,168	32,774	29,790	27,499	27,457

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Balance Sheet Data (Year End)
Total assets	$9,188,797	$7,322,143	$6,184,708	$5,917,252	$5,339,453
Total loans	7,271,147	5,688,230	4,647,621	4,167,735	3,831,285
Total deposits	7,456,767	6,078,971	5,122,385	4,921,443	4,366,857
Short-term borrowings	397,199	389,467	327,428	310,463	303,786
Other borrowings	242,391	—	—	34,289	43,057
Total shareholders' equity	1,015,974	797,133	696,500	596,341	571,729
Balance Sheet Averages
Total assets	$8,481,228	$6,473,144	$5,964,592	$5,442,079	$5,304,098
Total earning assets	7,851,134	6,095,064	5,628,969	5,116,127	4,971,704
Total loans	6,583,846	4,976,563	4,355,152	3,948,407	3,730,795
Total interest-bearing liabilities	5,704,205	4,349,977	4,181,921	3,868,108	3,874,811
Total deposits	6,958,667	5,339,422	4,964,082	4,464,062	4,349,873
Short-term borrowings	420,529	334,785	337,649	312,729	287,176
Other borrowings	117,000	1,695	1,935	39,301	64,257
Total shareholders' equity	919,328	754,211	626,555	587,451	569,521
Performance Ratios
Net interest margin	3.58%	3.59%	3.59%	3.76%	3.80%
Return on average assets	1.02	0.96	0.95	0.94	0.81
Return on average shareholders' equity	9.4	8.2	9.1	8.7	7.6
Efficiency ratio	59.8	61.6	63.1	60.8	61.3
Dividend payout ratio	41.8	47.7	43.5	44.3	51.0
Consolidated Capital Ratios
Average shareholders' equity as a percentage of average assets	10.8%	11.7%	10.5%	10.8%	10.7%
Year end ratios:
Tangible equity to tangible assets ratio	8.1	8.4	9.4	8.1	8.7
Leverage ratio	8.6	9.3	9.9	9.2	9.0
Tier 1 risk-based capital ratio	10.7	11.1	12.7	12.0	12.1
Total risk-based capital ratio	11.8	12.4	14.0	13.2	13.3
Asset Quality
Net loan charge-offs	$8,855	$9,489	$16,419	$22,342	$27,197
Net loan charge-offs as a percentage of average loans	0.13%	0.19%	0.38%	0.57%	0.73%
Year end balances:
Allowance for loan losses — originated loans	$73,328	$75,183	$78,572	$83,991	$86,733
Allowance for loan losses — acquired loans	—	500	500	500	1,600
Total nonperforming loans	83,880	71,184	81,984	90,854	106,269
Total nonperforming assets	93,815	85,389	91,760	109,323	131,753
Year end ratios:
Allowance for loan losses as a percentage of total originated loans	1.26%	1.51%	1.81%	2.22%	2.60%
Allowance for loan losses as a percentage of nonperforming loans	87	106	96	92	82
Nonperforming loans as a percentage of total loans	1.15	1.25	1.76	2.18	2.77
Nonperforming assets as a percentage of total assets	1.02	1.17	1.48	1.85	2.47

*
Includes the impact of the acquisitions of Lake Michigan Financial Corporation on May 31, 2015, Monarch Community Bancorp, Inc. on April 1, 2015 and Northwestern Bancorp, Inc. on October 31, 2014 and the acquisition of 21 branch offices from Independent Bank on December 7, 2012. See Note 2 to the consolidated financial statements in Item 8 of this report for information on these acquisitions.

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
The principal markets for the Corporation's products and services are communities in Michigan where the branches of Chemical Bank are located and the areas immediately surrounding those communities. As of December 31, 2015, Chemical Bank served these markets through 185 banking offices located in 47 counties across Michigan's lower peninsula. In addition to its banking offices, Chemical Bank operated three loan production offices and over 200 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of four regional banking units. Chemical Bank's regional banking units are collections of branch banking offices organized by geographical regions within the State of Michigan.
The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 73% of total revenue in 2015, 72% of total revenue in 2014 and 71% of total revenue in 2013. Interest on investment securities, service charges and fees on deposit accounts and wealth management revenue are also significant sources of revenue, which combined, accounted for 17% of total revenue in 2015 and 19% of total revenue in both 2014 and 2013. Revenue is influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.
MERGERS, ACQUISITIONS AND BRANCH CLOSINGS
Pending Merger with Talmer Bancorp, Inc.
On January 25, 2016, the Corporation entered into an Agreement and Plan of Merger with Talmer Bancorp, Inc. (Talmer). Under the terms of the merger agreement, each Talmer shareholder will receive $1.61 in cash and 0.4725 shares of the Corporation's common stock for each share of Talmer common stock, subject to adjustment in limited circumstances. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 25, 2016, the merger had a transaction value of approximately $1.1 billion. Following the completion of the merger, the Corporation intends to consolidate Talmer's wholly-owned subsidiary bank, Talmer Bank and Trust, with and into Chemical Bank. At December 31, 2015, Talmer had total assets of $6.6 billion, total loans of $4.8 billion and total deposits of $5.0 billion, including brokered deposits of $229 million. Talmer Bank and Trust is a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 81 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as west Michigan, northeast Michigan, Chicago, Illinois, northern Indiana, and Las Vegas, Nevada. Completion of the merger is subject to regulatory approval and the approval of the Corporation's and Talmer's shareholders, in addition to satisfaction of other customary closing conditions.
Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all of the outstanding stock of Lake Michigan Financial Corporation (Lake Michigan) for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company, owned The Bank of Holland and The Bank of Northern Michigan, which combined operated five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan were consolidated with and into Chemical Bank on November 13, 2015. The acquisition of Lake Michigan resulted in increases in the Corporation's total assets of $1.24 billion, including total loans of $986 million, and total deposits of $925 million, as of the acquisition date. In connection with the acquisition of Lake Michigan, the Corporation recorded $102 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
Acquisition expenses associated with the acquisition of Lake Michigan totaled $5.5 million during 2015, which reduced net income per common share by $0.11 in 2015.

Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued 860,575 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank was consolidated with and into Chemical Bank on May 8, 2015. The acquisition of Monarch resulted in increases in the Corporation's total assets of $183 million, including total loans of $122 million, and total deposits of $144 million, as of the acquisition date. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition expenses associated with the acquisition of Monarch totaled $2.3 million during 2015, which reduced net income per common share by $0.04 in 2015.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. At the acquisition date, Northwestern added total assets of $815 million, including total loans of $475 million, and total deposits of $794 million, to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition expenses associated with the acquisition of Northwestern totaled $5.8 million during 2014, which reduced net income per common share by $0.14 in 2014.
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
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. As a result of the acquisition, the Corporation issued 3.5 million shares of its common stock. OAK, a bank holding company which owned Byron Bank, provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. As of the April 30, 2010 acquisition date, OAK added total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million, to the Corporation. On July 23, 2010, Byron Bank was consolidated with and into Chemical Bank. In connection with the acquisition of OAK, the Corporation recorded goodwill of $43.5 million. Goodwill recorded was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded other intangible assets in conjunction with the acquisition of $9.8 million.
Branch Closings
In conjunction with the consolidation of The Bank of Northern Michigan with and into Chemical Bank during the fourth quarter of 2015, the Corporation closed two branches in communities where The Bank of Northern Michigan and Chemical Bank had overlapping branches. In conjunction with the acquisition of Monarch during the second quarter of 2015, the Corporation closed two branches in communities where Monarch Community Bank and Chemical Bank had overlapping branches. In conjunction with the acquisition of Northwestern during the fourth quarter of 2014, the Corporation closed four branches in communities where Northwestern Bank and Chemical Bank had overlapping branches. Expenses associated with these eight branch office locations were not significant, as the majority of the employees of these eight closed branch offices were transferred to other nearby Chemical Bank branch locations or other open positions within Chemical Bank.

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
Allowance for Loan Losses
The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. Loans represent the Corporation's largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows and collateral values on impaired loans, estimated losses on non-impaired loans in the commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, loan loss trends and giving consideration to estimated loss emergence periods, and (iv) a reserve for qualitative factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience. It is extremely difficult to identify and accurately measure the amount of losses that are inherent in the Corporation's loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. Such methodology utilizes historical loss experience (net charge-offs) adjusted for qualitative factors, including trends in credit quality, composition of and growth in the Corporation's loan portfolio, and the overall economic environment in the Corporation's markets. These qualitative factors include many estimates and judgments. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2015. Notes 1 and 4 to the consolidated financial statements further describe the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows investors to aggregate acquired loans into loan pools that have common risk characteristics and use a composite interest rate and expectation of cash flows to be collected for the loan pools. The Corporation understands, as outlined in the American Institute of Certified Public Accountants' open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009, and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to loans acquired in the Lake Michigan, Monarch, Northwestern and OAK acquisitions that were determined not to have deteriorated credit quality, and therefore, did not meet the scope criteria of ASC 310-30. Accordingly, the Corporation follows the accounting and disclosure guidance of ASC 310-30 for these loans. Notes 1, 2 and 4 to the consolidated financial statements contain additional information related to loans acquired in the Lake Michigan, Monarch, Northwestern and OAK acquisitions.
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

Pension Plan Accounting
The Corporation has a defined benefit pension plan for certain salaried employees. Effective June 30, 2006, benefits under the defined benefit pension plan were frozen for approximately two-thirds of the Corporation's salaried employees as of that date. Pension benefits continued unchanged for the remaining salaried employees. At December 31, 2015, 161 employees, or 7.6% of total employees on a full-time equivalent basis, were earning pension benefits under the defined benefit pension plan. The Corporation's pension benefit obligations and related costs are calculated using actuarial concepts and measurements. Benefits under the plan are based on years of vested service, age and amount of compensation. Assumptions are made concerning future events that will determine the amount and timing of required benefit payments, funding requirements and pension expense.
The key actuarial assumptions used in the pension plan are the discount rate and long-term rate of return on plan assets. These assumptions have a significant effect on the amounts reported for net periodic pension expense, as well as the respective benefit obligation amounts. The Corporation evaluates these critical assumptions annually. At December 31, 2015, 2014 and 2013, the Corporation calculated a discount rate of 4.55%, 4.15% and 5.00%, respectively, for the pension plan using the results from a bond matching technique, which matched the future estimated annual benefit payments of the pension plan against a portfolio of bonds of Aa quality to determine the discount rate.
The assumed long-term rate of return on pension plan assets represents an estimate of long-term returns on an investment portfolio consisting primarily of equity and fixed income investments. When determining the expected long-term return on pension plan assets, the Corporation considers long-term rates of return on the asset classes in which the Corporation expects the pension funds to be invested. The expected long-term rate of return is based on both historical and forecasted returns of the overall stock and bond markets and the actual portfolio. The difference between the expected return and the actual return on pension plan assets during the year is either an asset gain or loss, which is deferred and amortized over future periods when determining net periodic pension expense. The Corporation's projection of the long-term return on pension plan assets was 7.0% in 2015, 2014 and 2013, while the actual return on pension plan assets was 0.7%, 4.7% and 18.2% in 2015, 2014 and 2013, respectively.
Other assumptions made in the pension plan calculations involve employee demographic factors, such as retirement patterns, mortality, turnover and the rate of compensation increase.
The key actuarial assumptions that will be used to calculate pension expense in 2016 for the defined benefit pension plan are a discount rate of 4.55%, a long-term rate of return on pension plan assets of 6.75% and a rate of compensation increase of 3.5%. The Corporation is expected to have pension expense of $0.1 million in 2016, compared to $1.6 million in 2015. The expected decrease in pension expense in 2016, as compared to 2015, is primarily attributable to an increase in the discount rate used to measure the present value of expected future benefit payments and an increase in retirement age assumptions for employees. In 2016, a decrease in the discount rate of 50 basis points and 100 basis points is estimated to increase pension expense by $0.6 million and $1.2 million, respectively, while an increase of 50 basis points and 100 basis points is estimated to decrease pension expense by approximately the same amounts.
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
The Corporation accounts for its defined benefit pension and other postretirement plans in accordance with ASC Topic 715, Compensation-Retirement Benefits, which requires companies to recognize the over- or under-funded status of a plan as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The impact of pension plan accounting on the statements of financial position at December 31, 2015 and 2014 is further discussed in Note 16 to the consolidated financial statements.

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
On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its estimate of taxable income and the applicable taxes expected for the full year, including the impact of any discrete items that have occurred. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets. The need for reserves for uncertain tax positions is reviewed quarterly based upon developments in tax law and the status of examinations or audits. As of December 31, 2015 and 2014, there were no federal income tax reserves recorded for uncertain tax positions.
Goodwill
Goodwill represents the excess of the purchase price of the Corporation's acquisition of various banks and bank branches over the fair value of the net assets acquired in the various acquisitions. The Corporation's goodwill totaled $287.4 million at December 31, 2015, compared to $180.1 million at December 31, 2014. The increase in goodwill during 2015 was due to the Lake Michigan and Monarch transactions. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20, Goodwill (ASC 350-20). ASC 350-20 allows an entity to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. ASC 350-20 also allows an entity to bypass the qualitative assessment approach and determine if goodwill is impaired utilizing a quantitative assessment approach. The Corporation performed its 2015 annual goodwill impairment assessment as of October 31, 2015 utilizing the qualitative assessment approach.
In evaluating whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Corporation assesses relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Corporation's common stock, and other relevant factors. Based on the qualitative assessment performed, the Corporation determined that no goodwill impairment was evident as of the October 31, 2015 assessment date. The Corporation also determined that no triggering events occurred that indicated potential impairment of goodwill from the most recent assessment date through December 31, 2015 and that the Corporation's goodwill was not impaired at December 31, 2015. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the fair value of the Corporation's reporting units.
Fair Value Measurements
The Corporation determines the fair value of its assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 establishes a standard framework for measuring and disclosing fair value under GAAP. Estimates, assumptions and judgments may be necessary when assets and liabilities are required to be recorded at fair value or when a decline in the value of an asset not carried at fair value on the financial statements warrants an impairment write-down or a valuation reserve to be established. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of internal discounted cash flow analyses, and to the extent available, observable market-based inputs.
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
Accounting Standards Updates
See Note 1 to the consolidated financial statements included in this report for details of accounting pronouncements adopted by the Corporation during 2015 and recently issued and pending accounting pronouncements and their potential impact on the Corporation's financial statements.
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
NON-GAAP FINANCIAL MEASURES
This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible equity to tangible assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding nonrecurring acquisition-related expenses, including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and operating expenses. These non-GAAP financial measures have been included as the Corporation believes they are helpful for investors to analyze and evaluate the Corporation's financial performance. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Corporation's GAAP results. A reconciliation of the Corporation's non-GAAP financial measures follows:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands, except per share data)
Non-GAAP Operating Results
Net Income
Net income, as reported	$86,830	$62,121
Acquisition-related expenses, net of tax	5,484	4,555
Net income, excluding acquisition-related expenses	$92,314	$66,676
Diluted Earnings Per Share
Diluted earnings per share, as reported	$2.39	$1.97
Effect of acquisition-related expenses, net of tax	0.15	0.14
Diluted earnings per share, excluding acquisition-related expenses	$2.54	$2.11
Return on Average Assets
Return on average assets, as reported	1.02%	0.96%
Effect of acquisition-related expenses, net of tax	0.07	0.07
Return on average assets, excluding acquisition-related expenses	1.09%	1.03%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	9.4%	8.2%
Effect of acquisition-related expenses, net of tax	0.6	0.6
Return on average shareholders' equity, excluding acquisition-related expenses	10.0%	8.8%

	December 31, 2015	December 31, 2014
	(Amounts in thousands, except per share data)
Tangible Book Value (Year End)
Shareholders' equity, as reported	$1,015,974	$797,133
Goodwill, core deposit intangible assets and noncompete agreements, net of tax	(299,123)	(188,505)
Tangible shareholders' equity	$716,851	$608,628
Common shares outstanding	38,168	32,774
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$26.62	$24.32
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$18.78	$18.57

NET INCOME
Net income in 2015 was $86.8 million, or $2.39 per diluted share, compared to net income in 2014 of $62.1 million, or $1.97 per diluted share and net income in 2013 of $56.8 million, or $2.00 per diluted share. Net income included nonrecurring acquisition-related expenses of $7.8 million in 2015 and $6.4 million in 2014. Excluding nonrecurring acquisition-related expenses, net income in 2015 was $92.3 million, or $2.54 per diluted share, compared to net income in 2014 of $66.7 million, or $2.11 per diluted share. Excluding nonrecurring acquisition-related expenses, the increase in net income in 2015, compared to 2014, was primarily attributable to incremental earnings resulting from the Lake Michigan, Monarch and Northwestern acquisitions, while the increase in net income in 2014, compared to 2013, was primarily attributable to an increase in net interest income, a decrease in the provision for loan losses and the impact of the acquisition of Northwestern, which were partially offset by an increase in operating expenses.
The Corporation's return on average assets was 1.02% in 2015, 0.96% in 2014 and 0.95% in 2013 and the Corporation's return on average shareholders' equity was 9.4% in 2015, 8.2% in 2014 and 9.1% in 2013. Excluding nonrecurring acquisition-related expenses, the Corporation's return on average assets was 1.09% in 2015 and 1.03% in 2014 and the Corporation's return on average shareholders' equity was 10.0% in 2015 and 8.8% in 2014.
ASSETS
Total assets were $9.19 billion at December 31, 2015, an increase of $1.87 billion, or 25%, from total assets at December 31, 2014 of $7.32 billion. The increase in total assets during 2015 was primarily attributable to the Lake Michigan and Monarch acquisitions, which increased the Corporation's total assets by $1.47 billion as of the respective acquisition dates. The increase in total assets was also partially attributable to an increase in customer deposits that were utilized to partially fund loan growth.
Average assets were $8.48 billion during 2015, an increase of $2.01 billion, or 31%, from average assets of $6.47 billion during 2014. Average assets during 2014 increased $509 million, or 8.5%, from average assets of $5.96 billion during 2013. The increase in average assets during 2015, as compared to 2014, was attributable to a combination of the $1.47 billion of assets acquired in the Lake Michigan and Monarch transactions and a $382 million organic increase in customer deposits that were utilized to partially fund loan growth. The increase in average assets during 2014, as compared to 2013, was largely attributable to an increase in customer deposits that were utilized to partially fund loan growth, although also attributable to the $794 million of deposits acquired in the Northwestern transaction. Excluding the $794 million of deposits acquired in the Northwestern transaction on October 31, 2014, average customer deposits were approximately $250 million higher in 2014 than 2013.

INVESTMENT SECURITIES
Information about the Corporation's investment securities portfolio is summarized in Tables 1 and 2. The following table summarizes the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at December 31, 2015:
TABLE 1. MATURITIES AND YIELDS(1) OF INVESTMENT SECURITIES AT DECEMBER 31, 2015

	Maturity(2)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(3)		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$—	—%	$5,765	0.95%	$—	—%	$—	—%	$5,765	0.95%	$5,765
Government sponsored agencies	59,963	0.66	132,207	1.11	2,648	1.08	171	1.14	194,989	0.97	194,989
State and political subdivisions	1,976	3.25	11,403	4.26	1,741	5.89	—	—	15,120	4.32	15,120
Residential mortgage-backed securities	42,110	1.39	114,971	1.37	28,803	1.62	1,884	3.15	187,768	1.43	187,768
Collateralized mortgage obligations	55,993	1.06	59,841	1.29	14,886	1.82	1,510	1.76	132,230	1.26	132,230
Corporate bonds	10,056	1.38	—	—	4,571	2.72	—	—	14,627	1.80	14,627
Preferred stock and trust preferred securities	—	—	—	—	—	—	3,232	4.25	3,232	4.25	3,232
Total investment securities available-for-sale	170,098	1.05	324,187	1.34	52,649	1.89	6,797	2.86	553,731	1.32	553,731
Held-to-Maturity:
State and political subdivisions	59,834	2.02	236,141	2.68	136,383	3.87	77,113	4.61	509,471	3.21	512,405
Trust preferred securities	—	—	—	—	—	—	500	5.75	500	5.75	300
Total investment securities held-to-maturity	59,834	2.02	236,141	2.68	136,383	3.87	77,613	4.62	509,971	3.22	512,705
Total investment securities	$229,932	1.30%	$560,328	1.91%	$189,032	3.32%	$84,410	4.48%	$1,063,702	2.23%	$1,066,436

(1)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at December 31, 2015. Approximately 10% of the Corporation's investment securities at December 31, 2015 were variable-rate financial instruments.

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
The carrying value of investment securities totaled $1.06 billion at December 31, 2015, compared to $1.07 billion at December 31, 2014. The Corporation acquired $67 million of investment securities in the Lake Michigan transaction. In addition, the Corporation utilized maturing available-for-sale investment securities during 2015 to significantly increase its holdings in state and political subdivisions and to partially fund loan growth. Investment securities increased $107 million, or 11%, during 2014, with the increase attributable to $230 million of investment securities acquired in the Northwestern transaction as of the acquisition date, comprised primarily of debt instruments sponsored or backed by U.S. government agencies, which were partially offset by the Corporation utilizing maturing investment securities in 2014 to partially fund loan growth. The Corporation increased its holdings in state and political subdivisions in 2015 and 2014, as it was able to identify municipal investments within its operating markets that both met its investment objectives and provided an attractive yield when compared to other investment securities options.
The Corporation's investment securities portfolio as of December 31, 2015 had a weighted average life of approximately 3.3 years and an effective duration of approximately 2.2 years.

The following table summarizes the carrying value of investment securities at December 31, 2015, 2014 and 2013:
TABLE 2. SUMMARY OF INVESTMENT SECURITIES

	December 31,
	2015	2014	2013
	(In thousands)
Available-for-Sale:
U.S. Treasury securities	$5,765	$8,259	$—
Government sponsored agencies	194,989	263,503	93,763
State and political subdivisions	15,120	46,227	43,798
Residential mortgage-backed securities	187,768	239,807	299,366
Collateralized mortgage obligations	132,230	144,383	180,941
Corporate bonds	14,627	45,095	65,275
Preferred stock and trust preferred securities	3,232	1,590	1,427
Total investment securities available-for-sale	553,731	748,864	684,570
Held-to-Maturity:
State and political subdivisions	509,471	305,913	263,405
Trust preferred securities	500	10,500	10,500
Total investment securities held-to-maturity	509,971	316,413	273,905
Total investment securities	$1,063,702	$1,065,277	$958,475
At December 31, 2015, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt instruments issued by the U.S. Department of Treasury, totaling $5.8 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and Student Loan Marketing Corporation, totaling $195.0 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers primarily located in the State of Michigan, totaling $524.6 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $187.8 million; collaterized mortgage obligations (CMOs), comprised of approximately 75% fixed-rate and 25% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, with average maturities of less than three years, totaling $132.2 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $14.6 million; preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both a publicly-traded bank holding company and a small non-public bank holding company, totaling $3.7 million. Fixed-rate instruments comprised approximately 90% of the Corporation's investment securities portfolio at December 31, 2015.
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
The Corporation's investment securities portfolio, with a carrying value of $1.06 billion at December 31, 2015, had gross impairment of $9.1 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, the Corporation believed the impairment in its investment securities portfolio at December 31, 2015 was temporary in nature, and therefore, no impairment loss was recognized in the Corporation's consolidated statement of income in 2015. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At December 31, 2015, the gross impairment in the Corporation's investment securities portfolio of $9.1 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $4.2 million, state and political subdivisions securities of $4.5 million, corporate bonds of $0.2 million and TRUPs of $0.2 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $518 million and gross impairment of $4.2 million at December 31, 2015. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the impairment on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the impairment of its GSA securities, residential MBSs and CMOs was temporary in nature at December 31, 2015.
State and political subdivisions securities, included in both the available-for-sale and held-to-maturity investment securities portfolios, had an amortized cost of $524 million and gross impairment of $4.5 million at December 31, 2015. The Corporation's state and political subdivisions securities are almost entirely from issuers primarily located in the State of Michigan and of which approximately 80% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $268 million that generally mature beyond 2017. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities, illiquidity in the market for a portion of these investment securities caused by the market's perception of the Michigan economy, and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the impairment of its state and political subdivisions securities was temporary in nature at December 31, 2015.
At December 31, 2015, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross impairment of $0.2 million. This TRUP represents a 10% interest in the TRUP of a well-capitalized non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. The Corporation determined that the impairment on this TRUP was attributable to a lack of liquidity for issuances of this size. The Corporation concluded that the impairment was temporary in nature at December 31, 2015.
At December 31, 2015, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at December 31, 2015, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on any investment security in the future.
LOANS
The Corporation's loan portfolio is comprised of commercial, commercial real estate, real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At December 31, 2015, the Corporation's loan portfolio was $7.27 billion and consisted of loans in the commercial loan portfolio totaling $4.25 billion, or 58% of total loans, and loans in the consumer loan portfolio totaling $3.02 billion, or 42% of total loans. Loans at fixed interest rates comprised 74% of the Corporation's total loan portfolio at December 31, 2015, compared to 77% at December 31, 2014 and 76% at December 31, 2013.
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
Total loans were $7.27 billion at December 31, 2015, an increase of $1.58 billion, or 28%, from total loans of $5.69 billion at December 31, 2014. The increase in total loans during 2015 was attributable to $1.11 billion of loans acquired in the Lake Michigan and Monarch acquisitions and organic loan growth of $476 million, or 8.4%. Total loans increased $1.04 billion, or 22%, during 2014, from total loans of $4.65 billion at December 31, 2013. The increase in total loans during 2014 was attributable to organic loan growth of $565 million, or 12%, and $475 million of loans acquired in the Northwestern transaction. Organic loan growth during 2015 and 2014 generally occurred across all major loan categories and across all of the Corporation's banking markets and was attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.

A summary of the Corporation's acquisition-related loan growth during 2015 and 2014 follows:

	2015			2014
	Lake Michigan (May 31, 2015)	Monarch (April 1, 2015)	Total	North-western (October 31, 2014)
	(In millions)
Commercial loan portfolio:
Commercial	$301	$19	$320	$46
Commercial real estate	532	45	577	223
Real estate construction	2	—	2	3
Land development	—	—	—	11
Subtotal	835	64	899	283
Consumer loan portfolio:
Residential mortgage	95	49	144	106
Consumer installment	8	—	8	6
Home equity	48	9	57	80
Subtotal	151	58	209	192
Total loans	$986	$122	$1,108	$475
Table 3 includes the composition of the Corporation's loan portfolio, by major loan category, as of December 31 for each of the past five years.
TABLE 3. SUMMARY OF LOANS

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Commercial loan portfolio:
Commercial	$1,905,879	$1,354,881	$1,176,307	$1,002,722	$895,150
Commercial real estate	2,112,162	1,557,648	1,232,658	1,161,861	1,071,999
Real estate construction	210,231	152,745	89,795	62,689	73,355
Land development	21,845	18,750	20,066	37,548	44,821
Subtotal — commercial loan portfolio	4,250,117	3,084,024	2,518,826	2,264,820	2,085,325
Consumer loan portfolio:
Residential mortgage	1,429,636	1,110,390	960,423	883,835	861,716
Consumer installment	877,457	829,570	644,769	546,036	484,058
Home equity	713,937	664,246	523,603	473,044	400,186
Subtotal — consumer loan portfolio	3,021,030	2,604,206	2,128,795	1,902,915	1,745,960
Total loans	$7,271,147	$5,688,230	$4,647,621	$4,167,735	$3,831,285
A discussion of the Corporation's loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $4.25 billion at December 31, 2015 included 126 loan relationships of $5.0 million or greater. These 126 loan relationships totaled $1.27 billion, which represented 30% of the commercial loan portfolio at December 31, 2015 and included 42 loan relationships that had outstanding balances of $10 million or higher, totaling $689 million, or 16% of the commercial loan portfolio, at that date. The Corporation had 10 loan relationships that had outstanding balances of $20 million or higher, totaling $255 million, or 6.0% of the commercial loan portfolio, at December 31, 2015. The Corporation had 13 loan relationships at December 31, 2015 with loan balances greater than $5.0 million and less than $10 million, totaling $110 million, that had unfunded credit commitments totaling $58 million that, if advanced, could result in a loan relationship of $10 million or more.

Table 4 presents the maturity distribution of the Corporation's $4.25 billion commercial loan portfolio at December 31, 2015. The percentage of these loans maturing within one year was 26% at December 31, 2015, while the percentage of these loans maturing beyond five years remained low at 18% at December 31, 2015. At December 31, 2015, loans in the commercial loan portfolio with maturities beyond one year totaled $3.16 billion, with 73% of these loans at fixed interest rates.
TABLE 4. COMPARISON OF LOAN MATURITIES AND INTEREST SENSITIVITY

	December 31, 2015
	Due In
	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Loan maturities:
Commercial	$756,291	$907,100	$242,488	$1,905,879
Commercial real estate	257,426	1,392,219	462,517	2,112,162
Real estate construction and land development	74,671	103,027	54,378	232,076
Total	$1,088,388	$2,402,346	$759,383	$4,250,117
Percent of total	26%	56%	18%	100%
Interest sensitivity of above loans:
Fixed interest rates	$301,581	$1,776,914	$523,270	$2,601,765
Variable interest rates	786,807	625,432	236,113	1,648,352
Total	$1,088,388	$2,402,346	$759,383	$4,250,117
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
Commercial loans were $1.91 billion at December 31, 2015, an increase of $551 million, or 41%, from commercial loans of $1.35 billion at December 31, 2014. Commercial loans grew organically by $230 million, or 17%, during 2015, with the remainder of the growth attributable to the two acquisition transactions completed during the year. Commercial loans increased $179 million, or 15%, during 2014 from commercial loans of $1.18 billion at December 31, 2013. Commercial loans grew organically by $133 million, or 11%, during 2014, with the remainder of the growth attributable to the Northwestern transaction. Commercial loans represented 26.2% of the Corporation's loan portfolio at December 31, 2015, compared to 23.8% and 25.3% at December 31, 2014 and 2013, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $2.11 billion at December 31, 2015, an increase of $555 million, or 36%, from commercial real estate loans of $1.56 billion at December 31, 2014. The growth in commercial real estate loans during 2015 was attributable to the two acquisitions completed during the year. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 51%, 46% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at December 31, 2015. Commercial real estate loans increased $325 million, or 26%, during 2014 from commercial real estate loans of $1.23 billion at December 31, 2013. Commercial real estate loans grew organically by $103 million, or 8.3%, during 2014, with the remainder of growth due to the Northwestern transaction. Commercial real estate loans represented 29.0% of the Corporation's loan portfolio at December 31, 2015, compared to 27.4% and 26.5% at December 31, 2014 and 2013, respectively.
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

Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Real estate construction loans were $210 million at December 31, 2015, an increase of $57 million, or 38%, from real estate construction loans of $153 million at December 31, 2014. Real estate construction loans increased $63 million, or 70%, during 2014 from real estate construction loans of $90 million at December 31, 2013. The increase in real estate construction loans during both 2015 and 2014 was largely attributable to advances on new and existing commercial construction projects, representing a combination of owner and non-owner occupied commercial properties. Real estate construction loans represented 2.9% of the Corporation's loan portfolio at December 31, 2015, compared to 2.7% and 1.9% at December 31, 2014 and 2013, respectively.
Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Land development loans were $21.8 million at December 31, 2015, an increase of $3.1 million, or 16.5%, from land development loans of $18.8 million at December 31, 2014. Land development loans decreased $1.3 million, or 6.6%, during 2014 from land development loans of $20.1 million at December 31, 2013. Land development loans represented 0.3% of the Corporation's loan portfolio at both December 31, 2015 and December 31, 2014, compared to 0.4% at December 31, 2013.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At December 31, 2015, $1.7 million, or 8%, of the Corporation's $21.8 million of land development loans were impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms. At December 31, 2014, $1.9 million, or 10% of the Corporation's $18.8 million of land development loans were impaired.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less, with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At December 31, 2015, approximately 70% of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $1.43 billion at December 31, 2015, an increase of $319 million, or 29%, from residential mortgage loans of $1.11 billion at December 31, 2014. Residential mortgage loans grew organically by $175 million, or 16%, during 2015, with the remainder of the growth attributable to the two acquisition transactions completed during the year. Residential mortgage loans increased $150 million, or 16%, during 2014 from residential mortgage loans of $960.4 million at December 31, 2013. Residential mortgage loans grew organically by $44 million, or 4.5%, during 2014, with the remainder of the growth attributable to the Northwestern transaction. Residential mortgage loans had historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased during the most recent economic downturn when the unemployment rate increased and real estate property values declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $62.2 million at December 31, 2015, compared to $42.5 million at December 31, 2014 and $37.9 million at December 31, 2013. Residential mortgage loans represented 19.7% of the Corporation's loan portfolio at December 31, 2015, compared to 19.5% and 20.7% at December 31, 2014 and 2013, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $379 million at December 31, 2015, compared to $306 million at December 31, 2014.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $877 million at December 31, 2015, an increase of $48 million, or 5.8%, from consumer installment loans of $829.6 million at December 31, 2014. Consumer installment loans increased $185 million, or 29%, during 2014 from consumer installment loans of $645 million at December 31, 2013. The increases in the Corporation's consumer installment loans during 2015 and 2014 were primarily attributable to organic growth. At December 31, 2015, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 58%; recreational vehicles - 25%; marine vehicles - 12%; other collateral - 4%; and unsecured - 1%. Consumer installment loans represented 12.1% of the Corporation's loan portfolio at December 31, 2015, compared to 14.6% and 13.9% at December 31, 2014 and 2013, respectively.

The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $714 million at December 31, 2015, an increase of $50 million, or 7.5%, from home equity loans of $664 million at December 31, 2014. The growth in home equity loans during 2015 was attributable to the two acquisitions completed during the year. Home equity loans increased $141 million, or 27%, during 2014 from home equity loans of $524 million at December 31, 2013. Home equity loans grew organically by $61 million, or 12%, during 2014, with the remainder of the growth attributable to the Northwestern transaction. At December 31, 2015, approximately 60% of the Corporation's home equity loans were first lien mortgages and 40% were junior lien mortgages. Home equity loans represented 9.8% of the Corporation's loan portfolio at December 31, 2015, compared to 11.7% and 11.3% at December 31, 2014 and 2013, respectively. Home equity lines of credit comprised $278 million, or 39%, of the Corporation's home equity loans at December 31, 2015, compared to $231 million, or 35%, of home equity loans at December 31, 2014. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced decreases in losses on consumer installment and home equity loans in 2015, with net loan losses totaling 19 basis points of average consumer installment and home equity loans during 2015, compared to 32 basis points of average consumer installment and home equity loans in 2014. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 5.1% at December 31, 2015, compared to 6.3% at December 31, 2014, and slightly higher than the national average of 5.0% at December 31, 2015.
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
Nonperforming assets were $93.8 million at December 31, 2015, an increase of $8.4 million, or 9.9%, from $85.4 million at December 31, 2014. The increase in nonperforming assets during 2015 was primarily due to a $10 million commercial loan relationship that was downgraded to nonaccrual status during the year. This commercial loan relationship was the only commercial loan relationship of the Corporation that was in nonperforming status and exceeded $5.0 million at December 31, 2015. Nonperforming assets decreased $6.4 million, or 6.9%, during 2014 from $91.8 million at December 31, 2013. Nonperforming assets represented 1.02%, 1.17% and 1.48% of total assets at December 31, 2015, 2014 and 2013, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan. While the economic climate in Michigan continues to improve, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties.
Nonperforming assets at December 31, 2015 and 2014 did not include impaired acquired loans totaling $12.8 million and $19.9 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.
Table 5 provides a five-year history of nonperforming assets, including the composition of nonperforming loans by major loan category.
TABLE 5. NONPERFORMING ASSETS

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans(1):
Commercial	$28,554	$16,418	$18,374	$14,601	$10,726
Commercial real estate	25,163	24,966	28,598	37,660	43,381
Real estate construction	247	162	371	1,217	1,057
Land development	274	225	2,309	4,184	6,190
Residential mortgage	5,557	6,706	8,921	10,164	12,573
Consumer installment	451	500	676	739	1,707
Home equity	1,979	1,667	2,648	2,733	2,760
Total nonaccrual loans	62,225	50,644	61,897	71,298	78,394
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	364	170	536	—	1,381
Commercial real estate	254	—	190	87	374
Real estate construction	—	—	—	—	287
Land development	—	—	—	—	—
Residential mortgage	402	557	537	1,503	752
Consumer installment	—	—	—	—	—
Home equity	1,267	1,346	734	769	1,023
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,287	2,073	1,997	2,359	3,817
Nonperforming TDRs(2):
Commercial loan portfolio	16,297	15,271	13,414	13,876	14,675
Consumer loan portfolio	3,071	3,196	4,676	3,321	9,383
Total nonperforming TDRs	19,368	18,467	18,090	17,197	24,058
Total nonperforming loans	83,880	71,184	81,984	90,854	106,269
Other real estate and repossessed assets(3)	9,935	14,205	9,776	18,469	25,484
Total nonperforming assets	$93,815	$85,389	$91,760	$109,323	$131,753
Nonperforming loans as a percent of total loans	1.15%	1.25%	1.76%	2.18%	2.77%
Nonperforming assets as a percent of total assets	1.02%	1.17%	1.48%	1.85%	2.47%

(1)
There was no interest income recognized on nonaccrual loans in 2015 while they were in nonaccrual status. During 2015, the Corporation received and recognized $0.9 million of interest income on these loans while they were in an accruing status. Additional interest income of $3.2 million would have been recorded in 2015 on nonaccrual loans existing at December 31, 2015 had they been current in accordance with their original terms.

(2)
Interest income of $3.9 million was recorded in 2015 on performing and nonperforming TDRs. The interest income recognized on residential mortgage TDRs may include accretion of an identified impairment at the time of modification, which is attributable to a temporary reduction in the borrower's interest rate.

(3)
Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held for sale, including properties acquired as a result of acquisition transactions.

The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $35.9 million, $37.2 million, $37.3 million, $47.5 million and $41.8 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.

The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$50,644	$61,897
Additions during period	47,709	30,595
Principal balances charged off	(11,282)	(12,079)
Transfers to other real estate/repossessed assets	(6,510)	(9,513)
Return to accrual status	(4,004)	(8,631)
Payments received	(14,332)	(11,625)
Balance at end of period	$62,225	$50,644
Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2015 and 2014.

	December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$33,567	40%	$21,121	30%
Commercial real estate	36,602	44	35,654	50
Real estate construction	401	—	162	—
Land development	583	1	275	1
Subtotal — commercial loan portfolio	71,153	85	57,212	81
Consumer loan portfolio:
Residential mortgage	9,030	10	10,459	14
Consumer installment	451	1	500	1
Home equity	3,246	4	3,013	4
Subtotal — consumer loan portfolio	12,727	15	13,972	19
Total nonperforming loans	$83,880	100%	$71,184	100%
Total nonperforming loans were $83.9 million at December 31, 2015, an increase of $12.7 million, or 17.8%, compared to $71.2 million at December 31, 2014. The increase in nonperforming loans during 2015 was primarily due to a $10 million commercial loan relationship being downgraded to nonaccrual status during the year. As of December 31, 2015, the borrower, which primarily operates as a tier 1 and tier 2 supplier in the automotive manufacturing industry, has made all principal and interest payments under a forbearance agreement with the Corporation. Based on a collateral review for this loan relationship, the Corporation established a specific impairment reserve of $2.3 million for this loan relationship as of December 31, 2015. The Corporation's nonperforming loans in the commercial loan portfolio were $71.2 million at December 31, 2015, an increase of $14.0 million, or 24%, from $57.2 million at December 31, 2014. Nonperforming loans in the commercial loan portfolio comprised 85% of total nonperforming loans at December 31, 2015, compared to 81% at December 31, 2014. The Corporation's nonperforming loans in the consumer loan portfolio were $12.7 million at December 31, 2015, a decrease of $1.3 million, or 8.9%, from $14.0 million at December 31, 2014.

Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at December 31, 2015 and 2014.

	December 31,
	2015		2014
	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$10,009	2	$11,418
$2,500,000 - $4,999,999	3	11,622	2	6,298
$1,000,000 - $2,499,999	13	23,336	5	7,157
$500,000 - $999,999	12	8,543	22	14,892
$250,000 - $499,999	19	6,725	17	5,466
Under $250,000	136	10,918	167	11,981
Total	184	$71,153	215	$57,212
Nonperforming commercial loans were $33.6 million at December 31, 2015, an increase of $12.5 million, or 59%, from $21.1 million at December 31, 2014. The increase in nonperforming commercial loans during 2015 was primarily attributable to the commercial loan relationship previously discussed. Of the $10.0 million of nonperforming loans in this customer relationship at December 31, 2015, $8.5 million were nonperforming commercial loans and $1.5 million were nonperforming commercial real estate loans. Nonperforming commercial loans comprised 1.8% of total commercial loans at December 31, 2015, compared to 1.6% at December 31, 2014. At December 31, 2015, approximately 50% of the Corporation's nonperforming commercial loans were in the manufacturing industry, with the largest concentration of these related to the customer loan relationship previously discussed. Approximately 25% of the Corporation's nonperforming commercial loans at December 31, 2015 were secured by income-producing farmland, with the largest concentration of these nonperforming commercial loans with one customer relationship totaling $3.3 million that was secured by income-producing farmland and other assets and has been in nonperforming status for over one year. The Corporation charged off $1.6 million of loans in this relationship during the fourth quarter of 2015. Accordingly, the Corporation did not require a specific impairment reserve on this loan relationship at December 31, 2015.
Nonperforming commercial real estate loans were $36.6 million at December 31, 2015, an increase of $0.9 million, or 2.7%, from $35.7 million at December 31, 2014. Nonperforming commercial real estate loans comprised 1.7% of total commercial real estate loans at December 31, 2015, compared to 2.3% at December 31, 2014. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $20.9 million, $8.1 million and $7.6 million, respectively, at December 31, 2015, and comprised 2.6%, 1.4% and 18.3%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at December 31, 2015. At December 31, 2015, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at December 31, 2015 was one customer relationship totaling $4.7 million that was primarily secured by vacant land and has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At December 31, 2015, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction loans were $0.4 million at December 31, 2015, compared to $0.2 million at December 31, 2014. Nonperforming real estate construction loans comprised 0.2% of total real estate construction loans at December 31, 2015, compared to 0.1% at December 31, 2014.
Nonperforming land development loans were $0.6 million at December 31, 2015, compared to $0.3 million at December 31, 2014. Nonperforming land development loans comprised 2.7% of total land development loans at December 31, 2015, compared to 1.5% at December 31, 2014. At December 31, 2015, nonperforming land development loans were secured primarily by residential real estate improved lots and housing units.
At December 31, 2015, the Corporation had nonperforming loans in the commercial loan portfolio of $2.1 million that were secured by real estate and were in various stages of foreclosure, compared to $2.2 million at December 31, 2014.

Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $9.0 million at December 31, 2015, a decrease of $1.5 million, or 14%, from $10.5 million at December 31, 2014. Nonperforming residential mortgage loans comprised 0.6% of total residential mortgage loans at December 31, 2015, compared to 0.9% of total residential mortgage loans at December 31, 2014. At December 31, 2015, a total of $2.9 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $2.3 million at December 31, 2014.
Nonperforming consumer installment loans were $0.5 million at both December 31, 2015 and December 31, 2014 and comprised less than 0.1% of total consumer installment loans at those dates.
Nonperforming home equity loans were $3.2 million at December 31, 2015, an increase of $0.2 million, or 7.7%, from $3.0 million at December 31, 2014. Nonperforming home equity loans comprised 0.5% of total home equity loans at both December 31, 2015 and December 31, 2014.
Troubled Debt Restructurings (TDRs)
The generally unfavorable economic climate that had existed in Michigan during the most recent economic downturn resulted in a large number of both business and consumer customers experiencing cash flow issues making it difficult to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loans by reducing their monthly payments, would be able to bring their loan relationships to a performing status. The Corporation believes loan modifications will potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded immediately through the foreclosure process with these borrowers. The loan modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, these loans meet the criteria to be considered TDRs.
The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan (nonperforming TDR) until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status (performing TDR). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at December 31, 2015 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes the Corporation's TDRs at December 31, 2015 and 2014:

	Performing TDRs	Nonperforming TDRs				Total
		Current	Past Due 31-90 Days	Sub- Total	Nonaccrual TDRs
December 31, 2015	(In thousands)
Commercial loan portfolio	$29,844	$15,726	$571	$16,297	$32,682	$78,823
Consumer loan portfolio	17,966	2,719	352	3,071	3,251	24,288
Total TDRs	$47,810	$18,445	$923	$19,368	$35,933	$103,111
December 31, 2014
Commercial loan portfolio	$29,179	$14,608	$663	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	2,652	544	3,196	4,594	24,275
Total TDRs	$45,664	$17,260	$1,207	$18,467	$37,191	$101,322
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
Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $29.8 million at December 31, 2015, compared to $29.2 million at December 31, 2014. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $16.3 million at December 31, 2015, compared to $15.3 million at December 31, 2014. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.57% at December 31, 2015, compared to 5.46% at December 31, 2014. At December 31, 2015, the Corporation had $32.7 million of nonaccrual TDRs in the commercial loan portfolio, compared to $32.6 million at December 31, 2014.
A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio follows:

	Years Ended December 31,
	2015			2014
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$29,179	$15,271	$44,450	$26,839	$13,414	$40,253
Additions for modifications	—	9,292	9,292	—	7,707	7,707
Transfers to performing TDR status	8,515	(8,515)	—	5,918	(5,918)	—
Transfers to nonperforming TDR status	(3,813)	3,813	—	(1,212)	1,212	—
Principal payments and pay-offs	(2,948)	(2,187)	(5,135)	(3,485)	(1,633)	(5,118)
Transfers from nonaccrual status	617	243	860	2,191	2,291	4,482
Transfers to nonaccrual status	(1,706)	(1,620)	(3,326)	(1,072)	(1,802)	(2,874)
Balance at end of period	$29,844	$16,297	$46,141	$29,179	$15,271	$44,450
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
The Corporation had performing TDRs in the consumer loan portfolio of $18.0 million at December 31, 2015, compared to $16.5 million at December 31, 2014. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $3.1 million at December 31, 2015, compared to $3.2 million at December 31, 2014. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.66% at both December 31, 2015 and December 31, 2014. At December 31, 2015, the Corporation had $3.3 million of nonaccrual TDRs in the consumer loan portfolio, compared to $4.6 million at December 31, 2014.
The Corporation's cumulative redefault rate as of December 31, 2015 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 18% for performing and nonperforming TDRs in the commercial loan portfolio and 19% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.

Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $9.7 million at December 31, 2015, a decrease of $4.3 million, or 30%, from $14.0 million at December 31, 2014. The decrease in ORE during 2015 was primarily related to the sales of ORE properties. Repossessed assets totaled $0.2 million at December 31, 2015, compared to $0.3 million at December 31, 2014.
The following schedule provides the composition of ORE at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Composition of ORE:
Vacant land	$3,036	$5,285
Commercial real estate properties	4,583	6,419
Residential real estate properties	2,097	2,219
Residential land development properties	—	30
Total ORE	$9,716	$13,953
The following schedule summarizes ORE activity during 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of year	$13,953	$9,518
Additions attributable to foreclosures	6,957	8,986
Additions attributable to acquisitions	440	3,721
Write-downs to fair value	(1,421)	(648)
Dispositions	(10,213)	(7,624)
Balance at end of year	$9,716	$13,953
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The historically large inventory of real estate properties for sale across the State of Michigan has resulted in an increase in the Corporation's carrying time and cost of holding ORE. Consequently, the Corporation had $7.0 million in ORE at December 31, 2015 that had been held in excess of one year, of which $2.1 million had been held in excess of three years.The Corporation had $5.0 million of nonperforming loans that were in the process of foreclosure at December 31, 2015.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at December 31, 2015, the carrying value of ORE of $9.7 million was reflective of $18.9 million in charge-offs, write-downs and acquisition-related fair value adjustments and represented 34% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During 2015, the Corporation sold 337 ORE properties for net proceeds of $14.3 million. On an average basis, the net proceeds from these sales represented 140% of the carrying value of the property at the time of sale, with the net proceeds representing 66% of the remaining contractual loan balance at the time these loans were classified as nonperforming.

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
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $142.2 million and $134.7 million at December 31, 2015 and 2014, respectively. The increase in impaired loans during 2015 was due to an increase in nonaccrual loans largely resulting from the $10 million commercial loan relationship that was downgraded to nonaccrual status during the year, as previously discussed.
A summary of impaired loans at December 31, 2015 and 2014 follows:

	December 31,
	2015	2014
Impaired loans - commercial loan portfolio:	(In thousands)
Originated commercial loan portfolio:
Nonaccrual loans	$54,238	$41,771
Nonperforming TDRs	16,297	15,271
Performing TDRs	29,844	29,179
Subtotal	100,379	86,221
Acquired commercial loan portfolio	12,795	19,892
Total impaired loans - commercial loan portfolio	113,174	106,113
Impaired loans - consumer loan portfolio:
Nonaccrual loans	7,987	8,873
Nonperforming TDRs	3,071	3,196
Performing TDRs	17,966	16,485
Total impaired loans - consumer loan portfolio	29,024	28,554
Total impaired loans	$142,198	$134,667
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at December 31, 2015 and 2014 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
December 31, 2015
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$20,635	$6,019	$—	29%
With valuation allowance and charge-offs	2,711	178	768	27
With charge-offs and no valuation allowance	18,718	—	16,373	47
Without valuation allowance or charge-offs	58,315	—	—	—
Total	100,379	$6,197	$17,141	20%
Impaired acquired loans	12,795
Total impaired loans to commercial borrowers	$113,174
December 31, 2014
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$2,700	$860	$—	32%
With valuation allowance and charge-offs	853	143	414	44
With charge-offs and no valuation allowance	17,770	—	14,974	46
Without valuation allowance or charge-offs	64,898	—	—	—
Total	86,221	$1,003	$15,388	16%
Impaired acquired loans	19,892
Total impaired loans to commercial borrowers	$106,113

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $23.3 million at December 31, 2015 required a specific allocation of the allowance for loan losses (valuation allowance) of $6.2 million, compared to $3.6 million of impaired loans in the commercial loan portfolio at December 31, 2014 which required a valuation allowance of $1.0 million.The increase in impaired loans in the commercial loan portfolio that required a valuation allowance during 2015 was due to seven commercial loan relationships totaling $22.1 million at December 31, 2015 being classified by the Corporation as nonperforming during the year and requiring a valuation allowance of $5.7 million as of that date. The largest of these commercial loan relationships was the $10.0 million commercial loan relationship to a borrower that primarily operates as a tier 1 and tier 2 supplier in the automotive industry, as previously discussed, that required a valuation allowance of $2.3 million at December 31, 2015. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.2 million at December 31, 2015, compared to $0.3 million at December 31, 2014, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $12.8 million and $19.9 million at December 31, 2015 and 2014, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses (allowance) provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific valuation allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and a qualitative allowance based on environmental factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance is comprised of several key elements, which include a review of the loan portfolio, both individually and by category, and consideration of changes in the mix and volume of the loan portfolio, actual delinquency and loan loss experience, review of collateral values, the size and financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$73,328	$75,183	$78,572	$83,991	$86,733
Acquired loans	—	500	500	500	1,600
Total	$73,328	$75,683	$79,072	$84,491	$88,333
Nonperforming loans	$83,880	$71,184	$81,984	$90,854	$106,269
Allowance for originated loans as a percent of:
Total originated loans	1.26%	1.51%	1.81%	2.22%	2.60%
Nonperforming loans	87%	106%	96%	92%	82%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	113%	141%	135%	132%	107%

A summary of the activity in the allowance for loan losses for the five years ended December 31, 2015 is included in Table 6.
TABLE 6. ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for loan losses - beginning of year	$75,683	$79,072	$84,491	$88,333	$89,530
Provision for loan losses	6,500	6,100	11,000	18,500	26,000
Loan charge-offs:
Commercial	(3,551)	(3,169)	(4,104)	(6,427)	(6,950)
Commercial real estate	(2,693)	(2,929)	(7,363)	(7,930)	(13,132)
Real estate construction	(129)	(113)	(37)	(70)	(31)
Land development	(12)	(188)	(776)	(1,296)	(458)
Residential mortgage	(2,427)	(2,277)	(2,878)	(5,438)	(4,971)
Consumer installment	(4,182)	(4,194)	(3,993)	(4,605)	(4,308)
Home equity	(507)	(1,359)	(1,995)	(1,670)	(2,258)
Total loan charge-offs	(13,501)	(14,229)	(21,146)	(27,436)	(32,108)
Recoveries of loans previously charged off:
Commercial	970	900	1,783	744	1,676
Commercial real estate	1,218	873	1,086	2,246	856
Real estate construction	—	—	—	—	3
Land development	—	836	23	2	42
Residential mortgage	515	651	346	562	849
Consumer installment	1,391	1,279	1,350	1,396	1,156
Home equity	552	201	139	144	329
Total loan recoveries	4,646	4,740	4,727	5,094	4,911
Net loan charge-offs	(8,855)	(9,489)	(16,419)	(22,342)	(27,197)
Allowance for loan losses - end of year	$73,328	$75,683	$79,072	$84,491	$88,333
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.13%	0.19%	0.38%	0.57%	0.73%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a portion of the allowance is allocated to acquired loans. There was no allowance needed for the acquired loan portfolio at December 31, 2015. At December 31, 2014, the allowance on the acquired loan portfolio was $0.5 million and was related to two consumer loan pools from the OAK transaction performing slightly below original expectations.
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

TABLE 7. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2015		2014		2013		2012		2011
	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans
	(Dollars in millions)
Originated loans:
Commercial	$21.9	26%	$18.0	25%	$18.2	25%	$18.8	24%	$20.7	23%
Commercial real estate	22.8	25	23.6	24	23.8	25	28.4	25	30.0	24
Real estate construction	2.2	3	2.3	3	1.6	2	1.0	1	1.3	2
Land development	0.3	—	0.3	—	0.9	—	1.8	1	2.4	1
Residential mortgage	14.3	21	11.3	20	12.8	22	13.3	23	13.0	25
Consumer installment	5.7	15	9.4	17	8.7	15	8.3	14	9.8	14
Home equity	6.1	10	7.6	11	8.1	11	7.2	12	6.0	11
Unallocated	—	—	2.7	—	4.5	—	5.2	—	3.5	—
Subtotal — originated loans	73.3	100%	75.2	100%	78.6	100%	84.0	100%	86.7	100%
Acquired loans	—		0.5		0.5		0.5		1.6
Total	$73.3		$75.7		$79.1		$84.5		$88.3
DEPOSITS
Total deposits were $7.46 billion at December 31, 2015, an increase of $1.38 billion, or 23%, from total deposits at December 31, 2014 of $6.08 billion. The increase in total deposits during 2015 was attributable to organic growth in customer deposits of $382 million, or 6.3%, and deposits acquired in the Lake Michigan and Monarch acquisitions of $1.07 billion, including interest- and noninterest-bearing demand deposits and savings deposits totaling $589 million, customer certificates of deposit of $202 million, and brokered deposits of $278 million. The organic growth in customer deposits during 2015 included increases in interest- and noninterest-bearing demand deposits and savings deposits of $479 million that were partially offset by a decline in certificate of deposit accounts of $97 million. Interest- and noninterest-bearing demand deposit and savings accounts were $5.81 billion at December 31, 2015, compared to $4.74 billion at December 31, 2014. Certificates of deposit were $1.65 billion at December 31, 2015, compared to $1.34 billion at December 31, 2014. Total deposits increased $957 million during 2014 due primarily to $794 million of deposits acquired in the Northwestern acquisition.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2015 and 2014, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
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

At December 31, 2015, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.65 billion, of which $904 million have stated maturities in 2016, although the Corporation expects the majority of these to be renewed by customers or transferred to another deposit product offered by the Corporation. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of December 31, 2015:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2016 maturities:
First quarter	$377,751	0.40%
Second quarter	219,714	0.58
Third quarter	156,602	0.64
Fourth quarter	150,213	0.67
Total 2016 maturities	904,280	0.58
2017 maturities	394,800	1.00
2018 maturities	139,151	1.14
2019 maturities	88,073	1.46
2020 maturities and beyond	121,108	1.66
Total time deposits	$1,647,412	0.83%
Included in the above maturity schedule are brokered deposits that were acquired as part of the Lake Michigan acquisition totaling $208 million as of December 31, 2015. The Corporation does not intend to renew these brokered deposits as they mature. These brokered deposits are scheduled to mature as follows: $64 million in 2016; $68 million in 2017; $40 million in 2018; $24 million in 2019; and $12 million in 2020 and beyond.
Table 8 presents the maturity distribution of time deposits of $100,000 or more at December 31, 2015. Time deposits of $100,000 or more totaled $702 million and represented 9.4% of total deposits at December 31, 2015.
TABLE 8. MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

	December 31, 2015
	Amount	Percent
	(Dollars in thousands)
Maturity:
Within 3 months	$187,221	26.7%
After 3 but within 6 months	118,015	16.8
After 6 but within 12 months	126,513	18.0
After 12 months	270,081	38.5
Total	$701,830	100.0%

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
Short-term Borrowings
Short-term borrowings were $397.2 million, $389.5 million and $327.4 million at December 31, 2015, 2014 and 2013, respectively. Short-term borrowings increased $7.7 million, or 2.0%, during 2015 and $62.0 million, or 19%, during 2014. The increase in short-term borrowings during 2014 was primarily due to federal funds purchased and short-term FHLB advances utilized by the Corporation to fund short-term liquidity needs resulting from loan growth.
A summary of short-term borrowings follows:

	December 31,
	2015	2014	2013
	(In thousands)
Short-term borrowings:
Securities sold under agreements to repurchase with customers	$297,199	$304,467	$327,428
Short-term FHLB advances	100,000	60,000	—
Federal funds purchased	—	25,000	—
Total short-term-borrowings	$397,199	$389,467	$327,428
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
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of residential mortgage first lien loans eligible as collateral under the blanket security agreement was $1.34 billion at December 31, 2015. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.
Other Borrowings
Other borrowings were $242.4 million at December 31, 2015. The Corporation had no other borrowings at December 31, 2014 or 2013. The Corporation's other borrowings were obtained as a result of the acquisitions of Lake Michigan and Monarch, and the Corporation's borrowing of $100 million of long-term FHLB advances in the third quarter of 2015 which were used to replace short-term FHLB advances. A summary of other borrowings follows:

December 31, 2015
(In thousands)
Other borrowings:
Long-term FHLB advances	$181,394
Non-revolving line-of-credit	25,000
Securities sold under agreement to repurchase	17,453
Subordinated debentures	18,544
Total other borrowings	$242,391

The Corporation borrowed $100 million of long-term FHLB advances, which consist of three- and five-year fixed-rate advances with a weighted average interest rate of 1.48%, during the third quarter of 2015 in advance of anticipated increases in market interest rates. The Corporation also acquired long-term FHLB advances as a result of the Lake Michigan and Monarch transactions totaling $81.5 million. These acquired long-term FHLB advances have a weighted average interest rate of 1.33% and an average maturity date of 2.1 years as of December 31, 2015.
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition. The Corporation intends to pay off these borrowings as they mature, with remaining contractual maturities of $8.3 million in 2016 and $9.1 million in 2017.
The Corporation entered into a $25 million secured non-revolving line-of-credit in May 2015 with an unaffiliated third-party financial institution. The Corporation drew on the entire amount of the line-of-credit in order to partially fund the cash portion of the purchase price consideration for the Lake Michigan transaction. This line-of-credit bears a variable rate of interest which is based on the one-, two-, or three-month LIBOR, as periodically selected by the Corporation, plus a fixed stated rate, and matures in May 2016.
Lake Michigan created three entities, Lake Michigan Financial Capital Trust I (LMFCTI), Lake Michigan Financial Capital Trust II (LMFCTII), and Lake Michigan Financial Capital Trust III (LMFCTIII), which were formed solely to issue capital securities in the form of cumulative preferred securities. The cumulative preferred securities issued by these trust entities were guaranteed by Lake Michigan and therefore were considered subordinated debt of Lake Michigan. As a result of the Lake Michigan transaction, the subordinated debt resulting from LMFCTI and LMFCTII became debt obligations (subordinated debentures) of the Corporation in the amount of $18.5 million. LMFCTIII, which held a $10.3 million trust preferred security that was 100% due to the Corporation, was settled at par and the entity was dissolved in conjunction with the acquisition of Lake Michigan on May 31, 2015. The subordinated debentures pay interest based on a floating rate tied to the three-month LIBOR plus an index. These subordinated debentures qualify as regulatory capital for purposes of computing the tier 1 and total risk-based capital ratios. LMFCTI and LMFCTII have stated maturity dates of October 31, 2032 and May 1, 2034, respectively, although the Corporation has notified the respective trust's trustee of its intent to pay off these debt obligations during the first quarter of 2016.
CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS
The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. Refer to Notes 1, 8, 9, 10 and 19 to the consolidated financial statements for a further discussion of these contractual obligations.
Contractual Obligations
The following schedule summarizes the Corporation's noncancelable contractual obligations and future required minimum payments at December 31, 2015.

	December 31, 2015
	Minimum Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:	(In thousands)
Deposits with no stated maturity(1)	$5,809,355	$—	$—	$—	$5,809,355
Time deposits with a stated maturity(1)	904,280	533,951	206,380	2,801	1,647,412
Short-term borrowings(1)	397,199	—	—	—	397,199
Other borrowings(1)(2)	59,008	123,282	60,101	—	242,391
Operating leases and noncancelable contracts	14,787	18,634	6,232	9,248	48,901
Other contractual obligations(3)	7,942	1,177	259	48	9,426
Total contractual obligations	$7,192,571	$677,044	$272,972	$12,097	$8,154,684
(1) Deposits, short-term borrowings and other borrowings exclude accrued interest.
(2) With respect to subordinated debt obligations, the Corporation has notified the trustees of each respective trust of its intent to pay off these debt obligations during the first quarter of 2016. Accordingly, these debt obligations have been included in the category of less than one year.
(3) Includes commitments to fund qualified low income housing and other tax investment projects, private equity capital investments and other similar types of investments.

Credit-Related Commitments
The Corporation also has credit-related commitments that may impact liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period at December 31, 2015.

	December 31, 2015
	Expiration Dates by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Loans to commercial borrowers	$755,588	$175,447	$55,569	$126,977	$1,113,581
Loans to consumer borrowers	205,081	115,645	136,261	16,482	473,469
Total unused commitments to extend credit	960,669	291,092	191,830	143,459	1,587,050
Undisbursed loan commitments(1)	293,612	—	—	—	293,612
Standby letters of credit	35,125	1,586	1,239	850	38,800
Total credit-related commitments	$1,289,406	$292,678	$193,069	$144,309	$1,919,462
(1) Includes $23 million of residential mortgage loan originations that were expected to be sold in the secondary market.
Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation. Refer to Note 19 to the consolidated financial statements for a further discussion of these obligations.
CASH DIVIDENDS
The Corporation's annual cash dividends paid per common share over the past five years were as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
Annual Cash Dividend (per common share)	$1.00	$0.94	$0.87	$0.82	$0.80
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
CAPITAL
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $1.02 billion at December 31, 2015, an increase of $219 million, or 27%, from total shareholders' equity of $797 million at December 31, 2014. The increase in shareholders' equity during 2015 was primarily attributable to the Corporation issuing common stock valued at $133 million and $27 million for the acquisitions of Lake Michigan and Monarch, respectively. In addition, the Corporation's net income in 2015 exceeded cash dividends paid to shareholders by $50 million. Shareholders' equity increased $100 million in 2014, with the increase attributable to the Corporation raising $76.2 million of capital in the second quarter of 2014 and the Corporation's net income exceeding cash dividends paid to shareholders by $32.6 million, which were partially offset by an $11.9 million increase in accumulated other comprehensive losses resulting from an increase in the projected benefit obligation for the Corporation's pension plan. Book value per common share at December 31, 2015 and 2014 was $26.62 and $24.32, respectively.
The ratio of shareholders' equity to total assets was 11.1% at December 31, 2015, compared to 10.9% at December 31, 2014. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $717 million and $601 million at December 31, 2015 and 2014, respectively. The Corporation's tangible equity to tangible assets ratio was 8.1% and 8.4% at December 31, 2015 and 2014, respectively. The decrease in the Corporation's tangible equity to tangible assets ratio during 2015 was primarily attributable to $102 million of goodwill generated in the acquisition of Lake Michigan.

Regulatory Capital
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets for the Corporation and Chemical Bank totaled $7.14 billion and $7.13 billion, respectively, at December 31, 2015, compared to $5.70 billion for both the Corporation and Chemical Bank at December 31, 2014. The increase in risk-weighted assets during 2015 was largely attributable to the acquisitions of Lake Michigan and Monarch, in addition to organic loan growth.
In July 2013, the Federal Reserve Board and Federal Deposit Insurance Corporation (FDIC) approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks (commonly referred to as Basel III). Beginning January 1, 2015, the Basel III capital rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The Basel III capital rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at December 31, 2015, as shown in the following schedule:

	December 31, 2015
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	8.6%	10.6%	10.7%	11.8%
Chemical Bank	8.5	10.6	10.6	11.7
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for "well-capitalized" capital adequacy purposes	5.0	6.5	8.0	10.0
As of December 31, 2015, Chemical Bank's capital ratios exceeded the minimums required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 20 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
Common Stock Repurchase Programs
From time to time, the board of directors of the Corporation approves common stock repurchase programs allowing the repurchase of shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation's share price.
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2015, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase program.
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

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the FRB and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation's largest source of net revenue (net interest income plus noninterest income), representing 77% of net revenue in both 2015 and 2014 and 76% of net revenue in 2013. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest-earning assets. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.
Net interest income (FTE) in 2015, 2014 and 2013 was $281.5 million, $218.5 million and $202.0 million, respectively. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $7.45 million, $5.98 million and $5.36 million for 2015, 2014 and 2013, respectively. These adjustments were computed using a 35% federal income tax rate.
Table 9 presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for 2015, 2014 and 2013.
TABLE 9. AVERAGE BALANCES, TAX EQUIVALENT INTEREST AND EFFECTIVE YIELDS AND RATES(1)

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate	Average Balance	Interest (FTE)	Effective Yield/ Rate
ASSETS	(Dollars in thousands)
Interest-Earning Assets:
Loans(2)	$6,594,507	$274,341	4.16%	$4,982,986	$211,608	4.25%	$4,366,209	$197,563	4.52%
Taxable investment securities	683,612	8,786	1.29	667,978	9,147	1.37	721,932	10,234	1.42
Tax-exempt investment securities	415,092	13,956	3.36	279,709	10,850	3.88	233,965	9,776	4.18
Other interest-earning assets	34,188	1,648	4.82	25,967	1,224	4.71	25,572	1,105	4.32
Interest-bearing deposits with FRB and other banks	123,735	510	0.41	138,424	407	0.29	281,291	738	0.26
Total interest-earning assets	7,851,134	299,241	3.81%	6,095,064	233,236	3.83%	5,628,969	219,416	3.90%
Less: Allowance for loan losses	(75,378)			(78,126)			(83,264)
Other Assets:
Cash and cash due from banks	155,109			126,142			121,488
Premises and equipment	105,904			79,278			74,134
Interest receivable and other assets	444,459			250,786			223,265
Total Assets	$8,481,228			$6,473,144			$5,964,592
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,661,592	$1,465	0.09%	$1,234,347	$1,197	0.10%	$1,093,975	$1,011	0.09%
Savings deposits	1,947,659	1,512	0.08	1,472,092	1,325	0.09	1,357,317	1,210	0.09
Time deposits	1,557,425	12,429	0.80	1,307,058	11,732	0.90	1,391,045	14,662	1.05
Short-term borrowings	420,529	453	0.11	334,785	414	0.12	337,649	484	0.14
Other borrowings	117,000	1,922	1.64	1,695	42	2.48	1,935	47	2.43
Total interest-bearing liabilities	5,704,205	17,781	0.31	4,349,977	14,710	0.34	4,181,921	17,414	0.42
Noninterest-bearing deposits	1,791,991	—	—	1,325,925	—	—	1,121,745	—	—
Total deposits and borrowed funds	7,496,196	17,781	0.24	5,675,902	14,710	0.26	5,303,666	17,414	0.33
Interest payable and other liabilities	65,704			43,031			34,371
Shareholders' Equity	919,328			754,211			626,555
Total Liabilities and Shareholders' Equity	$8,481,228			$6,473,144			$5,964,592
Net Interest Spread (Average yield earned minus average rate paid)			3.50%			3.49%			3.48%
Net Interest Income (FTE)		$281,460			$218,526			$202,002
Net Interest Margin (Net interest income (FTE)/total average interest-earning assets)			3.58%			3.59%			3.59%

(1) Taxable equivalent basis using a federal income tax rate of 35%.
(2) Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $281.5 million in 2015 was $62.9 million, or 29%, higher than net interest income (FTE) of $218.5 million in 2014. The increase in net interest income (FTE) in 2015, compared to 2014, was primarily attributable to an increase of $1.61 billion in the average volume of loans outstanding, including the impact of $1.58 billion of loans acquired in the three acquisitions that occurred during 2015 and 2014 and the favorable impact of interest-bearing deposits, primarily certificates of deposit, repricing lower during 2015. The increases attributable to loan growth and deposits repricing were partially offset by the unfavorable impact of interest-earning assets, primarily loans, repricing during 2015 and an increase in higher-cost wholesale funding resulting from the Lake Michigan acquisition and the Corporation utilizing long-term FHLB advances to partially fund loan growth. The net interest margin was 3.58% in 2015, compared to 3.59% in 2014. The average yield on interest-earning assets decreased 2 basis points to 3.81% in 2015 from 3.83% in 2014, with the decrease primarily attributable to loans repricing at lower interest rates. The average yield on loans decreased 9 basis points to 4.16% in 2015 from 4.25% in 2014, with declines occurring across all major loan categories. The average cost of interest-bearing liabilities decreased 3 basis points to 0.31% in 2015 from 0.34% in 2014, with the decrease attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
Net interest income (FTE) of $218.5 million in 2014 was $16.5 million, or 8.2%, higher than net interest income (FTE) of $202.0 million in 2013. The increase in net interest income (FTE) in 2014, compared to 2013, was primarily attributable to an increase of $617 million in the average volume of loans outstanding, including the impact of the $475 million of loans acquired in the acquisition of Northwestern on October 31, 2014, and the favorable impact of interest-bearing deposits, primarily certificates of deposit, repricing lower during 2014. The increases attributable to loan growth and deposits repricing were partially offset by the unfavorable impact of interest-earning assets, primarily loans, repricing during 2014. The net interest margin was 3.59% in both 2014 and 2013. The average yield on interest-earning assets decreased 7 basis points to 3.83% in 2014 from 3.90% in 2013, with the decrease primarily attributable to loans repricing at lower interest rates. The average yield on loans decreased 27 basis points to 4.25% in 2014 from 4.52% in 2013, with declines occurring across all major loan categories. The average cost of interest-bearing liabilities decreased 8 basis points to 0.34% in 2014 from 0.42% in 2013, with the decrease attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
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
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and remained at this historically low rate until December 2015, when it was increased to 3.50%. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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
TABLE 10. VOLUME AND RATE VARIANCE ANALYSIS(1) (In thousands)

	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)	Increase (Decrease) Due to Changes in		Combined Increase (Decrease)
	Average Volume(2)	Average Yield/ Rate(2)		Average Volume(2)	Average Yield/ Rate(2)
Changes in Interest Income on Interest-Earning Assets:
Loans	$69,542	$(6,809)	$62,733	$26,378	$(12,333)	$14,045
Taxable investment securities/other assets	573	(510)	63	(725)	(243)	(968)
Tax-exempt investment securities	4,743	(1,637)	3,106	1,827	(753)	1,074
Interest-bearing deposits with the FRB and other banks	(47)	150	103	(407)	76	(331)
Total change in interest income on interest-earning assets	74,811	(8,806)	66,005	27,073	(13,253)	13,820
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	405	(137)	268	96	90	186
Savings deposits	434	(247)	187	47	68	115
Time deposits	2,027	(1,330)	697	(821)	(2,109)	(2,930)
Short-term borrowings	203	(164)	39	8	(78)	(70)
Other borrowings	1,841	39	1,880	(5)	—	(5)
Total change in interest expense on interest-bearing liabilities	4,910	(1,839)	3,071	(675)	(2,029)	(2,704)
Total Change in Net Interest Income (FTE)	$69,901	$(6,967)	$62,934	$27,748	$(11,224)	$16,524

(1)	Taxable equivalent basis using a federal income tax rate of 35%.
(2)
The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate change in proportion to the relationship of the absolute dollar amount of the change in each.

PROVISION FOR LOAN LOSSES
The provision for loan losses (provision) is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $6.5 million in 2015, compared to $6.1 million in 2014 and $11.0 million in 2013.
The Corporation experienced net loan charge-offs of $8.9 million in 2015, compared to $9.5 million in 2014 and $16.4 million in 2013. Net loan charge-offs as a percentage of average loans were 0.13% in 2015, compared to 0.19% in 2014 and 0.38% in 2013. Net loan charge-offs in the commercial loan portfolio totaled $4.2 million in 2015, compared to $3.8 million in 2014 and $9.4 million in 2013 and represented 47% of total net loan charge-offs during 2015 compared to 40% during 2014 and 57% during 2013. The commercial loan portfolio's net loan charge-offs in 2015 were not concentrated in any one industry or borrower, with the exception of a $1.6 million net loan charge-off from one commercial loan relationship. Net loan charge-offs in the consumer loan portfolio totaled $4.7 million in 2015, compared to $5.7 million in 2014 and $7.0 million in 2013.

The Corporation's provision of $6.5 million in 2015 was $2.4 million lower than 2015 net loan charge-offs, while the provision of $6.1 million in 2014 was $3.4 million lower than 2014 net loan charge-offs. The Corporation's provision for loan losses was lower than net loan charge-offs during both 2015 and 2014, despite significant organic growth in its loan portfolio, due to the overall strong credit quality of the loan portfolio.

NONINTEREST INCOME
The following schedule summarizes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Service charges and fees on deposit accounts	$25,481	$22,414	$21,939
Wealth management revenue	20,552	16,015	13,989
Electronic banking fees	19,119	13,480	12,213
Mortgage banking revenue	6,133	5,041	5,336
Other fees for customer services	4,428	3,539	3,288
Insurance commissions	1,966	1,559	1,650
Gain on sale of investment securities	630	—	1,133
Bank owned life insurance	646	281	197
Rental income	466	145	97
Gain on sale of closed branch offices and other assets	266	—	478
Gain on sale of merchant card servicing business	—	400	—
Other	529	221	89
Total noninterest income	$80,216	$63,095	$60,409
Noninterest income(1) as a percentage of:
Net revenue (net interest income plus noninterest income)	23%	23%	23%
Average total assets	0.94%	0.97%	0.99%
(1) Excludes nonrecurring items such as gain on the sale of investment securities, closed branch offices and other assets and merchant card servicing business. See the discussion below for a description and the amounts of these nonrecurring items.
Noninterest income was $80.2 million in 2015, $63.1 million in 2014 and $60.4 million in 2013. Noninterest income in 2015 included nonrecurring income of $0.9 million, including $0.6 million attributable to available-for-sale investment securities gains and $0.3 million attributable to gains on the sales of closed branch offices and other assets. Noninterest income in 2014 included nonrecurring income of $0.4 million attributable to a gain from the sale of the merchant card servicing business acquired by the Corporation in the Northwestern transaction. Noninterest income in 2013 included nonrecurring income of $1.6 million, including $1.1 million attributable to available-for-sale investment securities gains and $0.5 million attributable to gains on the sales of closed branch offices and other assets. Excluding nonrecurring income, noninterest income increased $16.6 million, or 27%, in 2015, compared to 2014, with the increase attributable to all major components of noninterest income that was largely driven by the acquisitions of Lake Michigan, Monarch and Northwestern. Excluding nonrecurring income, noninterest income increased $3.9 million, or 6.7%, in 2014, compared to 2013, with the increase attributable to all major components of noninterest income, except for mortgage banking revenue, that was partially driven by the acquisition of Northwestern.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $25.5 million in 2015, $22.4 million in 2014 and $21.9 million in 2013. Service charges and fees on deposit accounts increased $3.1 million, or 14%, in 2015, compared to 2014, due primarily to additional fees earned as a result of the three aforementioned transactions. Service charges and fees on deposit accounts increased $0.5 million, or 2.2%, in 2014, compared to 2013, due primarily to additional fees earned as a result of the Northwestern transaction. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $18.7 million in 2015, compared to $17.6 million in both 2014 and 2013.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Wealth management revenue was $20.6 million in 2015, $16.0 million in 2014 and $14.0 million in 2013. Wealth management revenue increased $4.5 million, or 28%, in 2015, compared to 2014, and wealth management revenue increased $2.0 million, or 14%, in 2014, compared to 2013, with the increases due primarily to a combination of improving equity market performance that led to increased assets under management, growth in assets under management resulting from new customer accounts and the impact of the Northwestern transaction. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $3.9 million in 2015, compared to $3.7 million in 2014 and $3.8 million in 2013.

At December 31, 2015, the estimated fair value of trust assets under administration was $3.71 billion (including discretionary assets of $2.11 billion and nondiscretionary assets of $1.60 billion), compared to $3.73 billion at December 31, 2014 (including discretionary assets of $2.10 billion and nondiscretionary assets of $1.63 billion), and $2.51 billion at December 31, 2013 (including discretionary assets of $1.44 billion and nondiscretionary assets of $1.07 billion). The Corporation also had customer assets within the Chemical Financial Advisors program of $873 million at December 31, 2015, compared to $878 million at December 31, 2014 and $737 million at December 31, 2013. The acquisition of Northwestern on October 31, 2014 added approximately $900 million of trust assets under administration and $100 million of customer assets within the Chemical Financial Advisors program.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $19.1 million in 2015, $13.5 million in 2014 and $12.2 million in 2013. Electronic banking fees increased $5.6 million, or 42%, in 2015, compared to 2014, due to increased customer debit card and ATM transaction activity largely resulting from the impact of the three aforementioned transactions, while the increase of $1.3 million, or 10%, in 2014, compared to 2013, was due to a combination of increased debit card and ATM transaction activity and the impact of the Northwestern transaction.
Mortgage banking revenue (MBR) includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $6.1 million in 2015, $5.0 million in 2014 and $5.3 million in 2013. MBR increased $1.1 million, or 22%, in 2015, compared to 2014, due primarily to a higher volume of loans sold in the secondary market. MBR decreased $0.3 million, or 5.5%, in 2014, compared to 2013, due primarily to a lower volume of loans sold in the secondary market. The Corporation sold $223 million of residential mortgage loans in the secondary market during 2015, compared to $149 million during 2014 and $211 million during 2013. At December 31, 2015, the Corporation was servicing $2.08 billion of residential mortgage loans that had been originated in the Corporation's market areas and subsequently sold in the secondary market, compared to $2.09 billion at December 31, 2014 and $887 million at December 31, 2013. The significant increase in the Corporation's loan servicing portfolio during 2014 was attributable to the Northwestern transaction.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $4.1 million at December 31, 2015, compared to $3.0 million at December 31, 2014, with the increase during 2015 attributable to the reserve for probable losses associated with loans previously sold in the secondary market by both Lake Michigan and Monarch.
All other categories of noninterest income, including other fees for customer services, insurance commissions and other noninterest income, excluding the nonrecurring income previously discussed, totaled $8.0 million in 2015, $5.7 million in 2014 and $5.3 million in 2013. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. Insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank. The increase in all other categories of noninterest income during 2015, compared to 2014, was largely attributable to an increase in volume of customer services resulting from the impact of the three aforementioned transactions. The increase was also due in part to additional revenue from bank owned life insurance and rental income sources resulting from the Lake Michigan transaction.

OPERATING EXPENSES
The following schedule summarizes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Salaries and wages	$104,490	$83,229	$78,014
Employee benefits	23,430	19,328	18,405
Occupancy	18,213	15,842	13,934
Equipment and software	18,569	14,737	13,734
Outside processing and service fees	15,207	11,586	11,134
FDIC insurance premiums	5,485	4,307	4,362
Professional fees	4,842	3,570	3,771
Intangible asset amortization	4,389	2,029	1,909
Postage and express mail	3,313	3,418	3,051
Advertising and marketing	3,288	3,051	2,971
Training, travel and other employee expenses	3,224	2,480	2,512
Telephone	2,608	1,966	1,940
Supplies	2,216	1,897	1,670
Donations	1,375	1,155	2,829
Credit-related expenses	632	996	707
Acquisition-related expenses	7,804	6,388	—
Other	4,809	3,946	4,005
Total operating expenses	$223,894	$179,925	$164,948
Full-time equivalent staff (at December 31)	2,116	1,997	1,743
Efficiency ratio (1)	59.8%	61.6%	63.1%
Total operating expenses as a percentage of total average assets (1)	2.55%	2.68%	2.76%
(1) Excludes nonrecurring items such as expenses incurred in conjunction with acquisitions.
Total operating expenses were $223.9 million in 2015, $179.9 million in 2014 and $164.9 million in 2013. Operating expenses included nonrecurring acquisition-related expenses of $7.8 million in 2015 and $6.4 million in 2014. Excluding nonrecurring transaction-related expenses, operating expenses of $216.1 million in 2015 increased $42.6 million, or 25%, over operating expenses of $173.5 million in 2014, due largely to a combination of incremental operating costs associated with the acquisitions of Lake Michigan, Monarch and Northwestern, increased employee compensation costs resulting from merit increases, market-based salary adjustments and higher pension costs. Excluding nonrecurring acquisition-related expenses, operating expenses increased $8.6 million, or 5.2%, in 2014, compared to 2013, due largely to a combination of incremental operating costs associated with the acquisition of Northwestern, increased employee compensation costs resulting from merit increases, market-based salary adjustments and higher group health care costs, and higher expenses associated with occupancy, equipment and net other real estate costs. These increases were partially offset by lower pension and donations expense.
Salaries and wages were $104.5 million in 2015, $83.2 million in 2014 and $78.0 million in 2013. Salaries and wages expense increased $21.3 million, or 26%, in 2015, compared to 2014, due primarily to merit increases and market-based salary adjustments that took effect at the beginning of 2015 and incremental costs associated with the three aforementioned transactions. Salaries and wages expense increased $5.2 million, or 6.7%, in 2014, compared to 2013, due primarily to merit increases and market-based salary adjustments that took effect at the beginning of 2014 and incremental costs associated with the Northwestern transaction. Performance-based compensation expense was $11.3 million in 2015, compared to $8.6 million in 2014 and $8.9 million in 2013.
Employee benefits expense was $23.4 million in 2015, $19.3 million in 2014 and $18.4 million in 2013. Employee benefits expense increased $4.1 million, or 21%, in 2015, compared to 2014, due primarily to incremental costs associated with the three aforementioned transactions and higher pension plan expenses. Employee benefits expense increased $0.9 million, or 5.0%, in 2014, compared to 2013, due primarily to higher group health care costs and incremental costs associated with the Northwestern transaction, which were partially offset by lower pension plan expenses. Pension plan expenses were $1.6 million in 2015, zero in 2014 and $1.7 million in 2013. The fluctuations in pension plan expenses are largely attributable to changes in the discount rate used to value the pension plan's projected benefit obligations.

Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 57.1% in 2015, 57.0% in 2014 and 58.5% in 2013.
Occupancy expense was $18.2 million in 2015, $15.8 million in 2014 and $13.9 million in 2013. Occupancy expense increased $2.4 million, or 15%, in 2015, compared to 2014, due to incremental operating costs associated with the three aforementioned transactions. Occupancy expense increased $1.9 million, or 14%, in 2014, compared to 2013, due largely to incremental operating costs associated with the Northwestern transaction. Occupancy expense included depreciation expense on buildings of $4.8 million in 2015, $4.0 million in 2014 and $3.7 million in 2013.
Equipment and software expense was $18.6 million in 2015, $14.7 million in 2014 and $13.7 million in 2013. Equipment and software expense increased $3.8 million, or 26%, in 2015, compared to 2014, due primarily to incremental operating costs associated with the three aforementioned transactions. Equipment and software expense increased $1.0 million, or 7.3%, in 2014, compared to 2013, due to incremental operating costs associated with the Northwestern transaction and higher software maintenance and equipment costs that were partially offset by lower depreciation expense. Equipment and software expense included depreciation expense on equipment of $6.2 million in 2015, compared to $4.8 million in 2014 and $5.0 million in 2013.
Outside processing and services fees are largely comprised of amounts paid to third-party vendors related to the outsourcing of certain day-to-day functions that are integral to the Corporation's ability to provide services to its customers, including such things as the Corporation's debit card, electronic banking and wealth management platforms. Outside processing and service fees were $15.2 million in 2015, $11.6 million in 2014 and $11.1 million in 2013. Outside processing and service fees increased $3.6 million, or 31%, in 2015, compared to 2014, due largely to incremental operating costs associated with the three aforementioned transactions, including increased third-party volume-based costs. Outside processing and service fees increased $0.5 million, or 4.1%, in 2014, compared to 2013, due largely to incremental operating costs associated with the Northwestern transaction.
Professional fees were $4.8 million in 2015, $3.6 million in 2014 and $3.8 million in 2013. Professional fees increased $1.3 million, or 36%, in 2015, compared to 2014, with the increase largely attributable to additional legal fees incurred by the Corporation in defense of various litigation matters. Professional fees decreased $0.2 million, or 5.3%, in 2014, compared to 2013.
FDIC insurance premiums were $5.5 million in 2015, $4.3 million in 2014 and $4.4 million in 2013. The increase in FDIC insurance premiums in 2015, compared to 2014, was attributable to a significant increase in the Corporation's assessment base, which consists of average consolidated total assets less average Tier 1 capital, largely resulting from the three aforementioned transactions, which was partially offset by reductions in its assessment rate resulting from improvement in the Corporation's earnings and the overall credit quality of its loan portfolio.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were $0.6 million in 2015, $1.0 million in 2014 and $0.7 million in 2013. Credit-related expenses decreased $0.4 million, or 37% in 2015, compared to 2014, due to $0.8 million in higher net gains on the sale of ORE properties, which were partially offset by $0.4 million in higher ORE operating and loan collection costs. Credit-related expenses increased $0.3 million, or 41%, in 2014, compared to 2013, due to $1.0 million in lower net gains on the sale of ORE properties, which were partially offset by $0.7 million in lower ORE operating and loan collection costs. The Corporation recognized net gains on the sale of ORE properties of $2.7 million in 2015, $1.9 million in 2014 and $2.9 million in 2013. ORE operating and loan collection costs were $3.3 million in 2015, $2.9 million in 2014 and $3.6 million in 2013.
Donations were $1.4 million in 2015, $1.2 million in 2014 and $2.8 million in 2013. Donations increased $0.2 million, or 19%, in 2015, compared to 2014. Donations decreased $1.7 million, or 59%, in 2014, compared to 2013. The decrease in donations during 2014, compared to 2013, was due to a combination of higher contributions to the Chemical Bank Foundation (Foundation) in 2013 and higher annual and multi-year donations expense for the Corporation in 2013, as these donations are now generally granted by the Foundation. The Foundation was established in 2012 with the intent of building an endowment that will serve to award grants to organizations that improve the quality of life throughout the communities served by the Corporation. Contributions by the Corporation to the Foundation were $0.3 million in 2015, $0.3 million in 2014 and $1.4 million in 2013.
All other categories of operating expenses totaled $23.8 million in 2015, $18.8 million in 2014 and $18.1 million in 2013. All other categories of operating expenses increased $4.2 million, or 22%, in 2015, compared to 2014, due largely to incremental costs associated with the three aforementioned transactions. All other categories of operating expenses increased $0.7 million, or 4.0%, in 2014, compared to 2013, due largely to incremental costs associated with the Northwestern transaction.
The Corporation's efficiency ratio, which measures total operating expenses (excluding nonrecurring costs) divided by the sum of net interest income (FTE) and noninterest income (excluding nonrecurring income), was 59.8% in 2015, 61.6% in 2014 and 63.1% in 2013.

INCOME TAXES
The Corporation's effective federal income tax rate was 29.9% in 2015, 30.7% in 2014 and 30.0% in 2013. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. The modest decrease in the Corporation's effective federal income tax rate in 2015, compared to 2014, was primarily due to an increase in available tax credits resulting from investments in qualified affordable housing and other tax credit projects obtained by the Corporation as part of the Lake Michigan transaction. The increase in the Corporation's effective federal income tax rate in 2014, compared to and 2013, was due primarily to an increase in the Corporation's pre-tax income. See Note 18 to the Corporation's consolidated financial statements for additional details on the Corporation's federal income taxes. The Corporation had no uncertain tax positions during the three years ended December 31, 2015.
Tax-exempt income on a fully tax-equivalent (FTE) basis, net of related nondeductible interest expense, totaled $18.7 million in 2015, $15.0 million in 2014 and $13.4 million in 2013. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 6.3% in 2015, compared to 6.4% in 2014 and 6.1% in 2013. Income before income taxes (FTE) was $131.3 million in 2015, $95.6 million in 2014 and $86.5 million in 2013.
LIQUIDITY
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the Federal Reserve Bank (FRB) and unpledged investment securities available-for-sale. Customer deposits increased $1.38 billion during 2015, compared to an increase of $957 million during 2014. The increase in customer deposits during 2015 was primarily attributable to $1.07 billion of combined deposits acquired in the Lake Michigan and Monarch transactions. The increase in customer deposits in 2014 was primarily attributable to $794 million of deposits acquired in the Northwestern transaction. The Corporation's loan-to-deposit ratio increased to 97.5% at December 31, 2015 from 93.6% at December 31, 2014 as a result of loans increasing $1.58 billion, or 28%, during 2015. At December 31, 2015, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $41 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
The Corporation, through Chemical Bank, is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had short-term and long-term FHLB advances outstanding of $281 million at December 31, 2015. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $250 million at December 31, 2015. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2015, the Corporation maintained an unused borrowing capacity of $41 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $75 million in federal funds from a third-party financial institution at December 31, 2015. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During 2015, Chemical Bank paid $56.9 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $36.9 million. During 2014, Chemical Bank paid $64.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $29.5 million. The Corporation had $29 million in cash at December 31, 2015, which it held in a deposit account at Chemical Bank. The Corporation intends to utilize a portion of its available cash to pay off $18.3 million in subordinated debt obligations, which were obtained as part of the Lake Michigan transaction, during the first quarter of 2016. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The primary technique utilized by the Corporation to measure its interest rate risk is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of the U.S. Treasury yield curve, interest rate relationships and the mix of assets and liabilities and loan prepayments. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions and management strategies.
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At December 31, 2015 and 2014, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates at December 31, 2015 and 2014. The Corporation did not project an immediate 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of the Corporation's interest rate sensitivity at December 31, 2015 and 2014 follows:

	Gradual Change					Immediate Change
December 31, 2015
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(5.0)%	(2.1)%	—	(0.2)%	(1.1)%	(5.0)%
December 31, 2014
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.7)%	(2.4)%	—	(0.3)%	(1.5)%	(6.6)%
At December 31, 2015, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.2%, 1.1% and 5.0%, respectively, relative to the base case over the next twelve-month period. At December 31, 2015, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 5.0%, respectively, relative to the base case over the next twelve-month period. At December 31, 2014, the model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.3%, 1.5% and 6.6%, respectively, relative to the base case over the next twelve-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 4.7%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at December 31, 2015 and 2014 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations at December 31, 2015 for a 200 basis point increase in interest rates resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash and maturing variable-rate investment securities into fixed-rate loans during 2015. While the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans compared to maintaining these funds at the FRB earning 25-50 basis points or investing in lower yielding variable-rate investment securities. The Corporation's model simulations at December 31, 2015 for an immediate 400 basis point increase in interest rates also resulted in a negative variance in net interest income, relative to the base case, due to the Corporation's loan portfolio being primarily comprised of fixed-rate loans, while a majority of the Corporation's customer deposit accounts are interest-rate sensitive.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at December 31, 2015. The percentage of variable interest rate loans, which comprised approximately 26% of the Corporation's loan portfolio at December 31, 2015, has remained relatively consistent during the twelve-month period ended December 31, 2015. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 50 basis points.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (Corporation) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan
February 26, 2016

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
	2015	2014
	(In thousands, except share data)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$194,136	$144,892
Interest-bearing deposits with the Federal Reserve Bank and other banks	44,653	38,128
Total cash and cash equivalents	238,789	183,020
Investment securities:
Available-for-sale, at fair value	553,731	748,864
Held-to-maturity, at amortized cost (fair value - $512,705 at December 31, 2015 and $315,740 at December 31, 2014)	509,971	316,413
Total investment securities	1,063,702	1,065,277
Loans held-for-sale, at fair value	10,327	9,128
Loans	7,271,147	5,688,230
Allowance for loan losses	(73,328)	(75,683)
Net loans	7,197,819	5,612,547
Premises and equipment	106,317	97,496
Goodwill	287,393	180,128
Other intangible assets	38,104	33,080
Interest receivable and other assets	246,346	141,467
Total Assets	$9,188,797	$7,322,143
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$1,934,583	$1,591,661
Interest-bearing	5,522,184	4,487,310
Total deposits	7,456,767	6,078,971
Interest payable and other liabilities	76,466	56,572
Short-term borrowings	397,199	389,467
Other borrowings	242,391	—
Total liabilities	8,172,823	6,525,010
Shareholders' equity:
Preferred stock, no par value:
Authorized – 2,000,000 shares at December 31, 2015 and 200,000 shares at December 31, 2014, none issued	—	—
Common stock, $1 par value per share:
Authorized — 60,000,000 shares at December 31, 2015 and 45,000,000 shares at December 31, 2014
Issued and outstanding — 38,167,861 shares at December 31, 2015 and 32,774,420 shares at December 31, 2014	38,168	32,774
Additional paid in capital	725,280	565,166
Retained earnings	281,558	231,646
Accumulated other comprehensive loss	(29,032)	(32,453)
Total shareholders' equity	1,015,974	797,133
Total Liabilities and Shareholders' Equity	$9,188,797	$7,322,143
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$271,772	$209,429	$195,590
Interest on investment securities:
Taxable	8,786	9,147	10,234
Tax-exempt	9,073	7,054	6,394
Dividends on nonmarketable equity securities	1,648	1,224	1,105
Interest on deposits with the Federal Reserve Bank and other banks	510	407	738
Total Interest Income	291,789	227,261	214,061
Interest Expense
Interest on deposits	15,406	14,254	16,883
Interest on short-term borrowings	453	414	484
Interest on other borrowings	1,922	42	47
Total Interest Expense	17,781	14,710	17,414
Net Interest Income	274,008	212,551	196,647
Provision for loan losses	6,500	6,100	11,000
Net Interest Income after Provision for Loan Losses	267,508	206,451	185,647
Noninterest Income
Service charges and fees on deposit accounts	25,481	22,414	21,939
Wealth management revenue	20,552	16,015	13,989
Other charges and fees for customer services	25,513	18,928	17,151
Mortgage banking revenue	6,133	5,041	5,336
Gain on sale of investment securities	630	—	1,133
Other	1,907	697	861
Total Noninterest Income	80,216	63,095	60,409
Operating Expenses
Salaries, wages and employee benefits	127,920	102,557	96,419
Occupancy	18,213	15,842	13,934
Equipment and software	18,569	14,737	13,734
Acquisition-related expenses	7,804	6,388	—
Other	51,388	40,401	40,861
Total Operating Expenses	223,894	179,925	164,948
Income Before Income Taxes	123,830	89,621	81,108
Federal income tax expense	37,000	27,500	24,300
Net Income	$86,830	$62,121	$56,808
Net Income Per Common Share
Basic	$2.41	$1.98	$2.02
Diluted	2.39	1.97	2.00
Cash Dividends Declared Per Common Share	1.00	0.94	0.87

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net Income	$86,830	$62,121	$56,808
Other Comprehensive Income (Loss), Net of Tax:
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $(683), $1,222, and $(3,325) for the years ended December 31, 2015, 2014, and 2013, respectively	(1,269)	2,270	(6,177)
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $221 for the year ended December 31, 2015 and $311 for the year ended December 31, 2013	(409)	—	(577)
Change in adjustment for pension and other postretirement benefits, net of tax benefit (expense) of $(2,746), $7,648, and $(9,344) for the years ended December 31, 2015, 2014, and 2013, respectively	5,099	(14,203)	17,353
Total other comprehensive income (loss), net of tax	3,421	(11,933)	10,599
Comprehensive Income	$90,251	$50,188	$67,407

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2015, 2014 and 2013
	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at December 31, 2012	$27,499	$433,195	$166,766	$(31,119)	$596,341
Comprehensive income			56,808	10,599	67,407
Cash dividends declared and paid of $0.87 per share			(24,521)		(24,521)
Issuance of common stock, net of issuance costs	2,214	51,711			53,925
Shares issued — stock options	41	527			568
Shares issued — directors' stock plans	13	292			305
Shares issued — restricted stock units	23	(402)			(379)
Share-based compensation		2,854			2,854
Balances at December 31, 2013	29,790	488,177	199,053	(20,520)	696,500
Comprehensive income			62,121	(11,933)	50,188
Cash dividends declared and paid of $0.94 per share			(29,528)		(29,528)
Issuance of common stock, net of issuance costs	2,875	73,300			76,175
Shares issued — stock options	44	887			931
Shares issued — directors' stock plans	18	420			438
Shares issued — restricted stock units	37	(539)			(502)
Share-based compensation	10	2,921			2,931
Balances at December 31, 2014	32,774	565,166	231,646	(32,453)	797,133
Comprehensive income			86,830	3,421	90,251
Cash dividends declared and paid of $1.00 per share			(36,918)		(36,918)
Issuance of common stock in business combinations	5,183	154,721			159,904
Shares issued — stock options	135	2,022			2,157
Shares issued — directors' stock plans	11	305			316
Shares issued — restricted stock units	54	(401)			(347)
Share-based compensation	11	3,467			3,478
Balances at December 31, 2015	$38,168	$725,280	$281,558	$(29,032)	$1,015,974

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Operating Activities
Net income	$86,830	$62,121	$56,808
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,500	6,100	11,000
Gains on sales of loans	(6,354)	(4,451)	(7,108)
Proceeds from sales of loans	228,995	153,743	218,237
Loans originated for sale	(220,765)	(150,795)	(198,683)
Gain on sale of investment securities	(630)	—	(1,133)
Net gains from sales/writedowns of other real estate and repossessed assets	(2,681)	(1,886)	(2,943)
Depreciation of premises and equipment	11,028	8,980	8,713
Amortization and impairment of intangible assets	8,244	3,545	3,492
Net amortization of premiums and discounts on investment securities	6,007	4,497	4,196
Share-based compensation expense	3,478	2,931	2,854
Deferred income tax	5,700	(1,700)	635
Contributions to defined benefit pension plan	—	—	(15,000)
Net (increase) decrease in interest receivable and other assets	(20,570)	953	6,197
Net increase (decrease) in interest payable and other liabilities	(2,800)	5,893	2,414
Net Cash Provided by Operating Activities	102,982	89,931	89,679
Investing Activities
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	239,179	165,749	154,959
Proceeds from sales and redemptions	13,173	—	38,028
Purchases	—	—	(304,264)
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	87,189	83,989	65,790
Purchases	(279,226)	(127,187)	(109,655)
Net increase in loans	(493,776)	(586,121)	(502,687)
Proceeds from sales of other real estate and repossessed assets	16,720	12,486	18,018
Purchases of premises and equipment, net	(8,527)	(13,411)	(8,664)
Net cash acquired (paid) in business combinations	16,551	(14,260)	—
Net Cash Used in Investing Activities	(408,717)	(478,755)	(648,475)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	479,386	277,781	341,568
Net decrease in time deposits	(170,598)	(115,642)	(140,626)
Net increase (decrease) in short-term borrowings	(31,268)	62,039	16,965
Proceeds from issuance of other borrowings	125,000	—	—
Repayment of other borrowings	(6,000)	(10,310)	(34,289)
Cash dividends paid	(36,918)	(29,528)	(24,521)
Proceeds from issuance of common stock, net of issuance costs	—	76,175	53,925
Proceeds from directors' stock purchase plan and exercise of stock options	2,473	1,242	806
Cash paid for payroll taxes upon conversion of restricted stock units	(571)	(701)	(379)
Net Cash Provided by Financing Activities	361,504	261,056	213,449
Net Increase (Decrease) in Cash and Cash Equivalents	55,769	(127,768)	(345,347)
Cash and Cash Equivalents at Beginning of Year	183,020	310,788	656,135
Cash and Cash Equivalents at End of Year	$238,789	$183,020	$310,788
Supplemental Disclosures of Cash Flow Information
Interest paid	$16,958	$14,823	$18,047
Federal income taxes paid	41,450	25,900	19,150
Loans transferred to other real estate and repossessed assets	9,329	11,308	6,382
Closed branch offices transferred to other real estate	2,692	841	382
Business combinations:
Fair value of tangible assets acquired (noncash)	1,282,420	747,181	—
Goodwill and identifiable intangible assets acquired	118,744	82,090	—
Liabilities assumed	1,258,051	815,011	—
Common stock and stock options issued	159,904	—	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Chemical Financial Corporation (Corporation) operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. The Bank of Holland and The Bank of Northern Michigan were acquired in the acquisition of Lake Michigan Financial Corporation (Lake Michigan) on May 31, 2015 and were consolidated with and into Chemical Bank during the fourth quarter of 2015. Monarch Community Bank was acquired in the acquisition of Monarch Community Bancorp, Inc. (Monarch) on April 1, 2015 and was consolidated with and into Chemical Bank during the second quarter of 2015. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
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
On May 31, 2015, the Corporation acquired all of the outstanding stock of Lake Michigan for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. The Corporation recorded $102 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair value of identifiable net assets acquired. Additionally, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch in an all-stock transaction valued at $27.2 million. The Corporation recorded $5.3 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair value of identifiable net assets acquired. Additionally, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.

On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121.0 million. The Corporation recorded $60.3 million of goodwill in conjunction with the acquisition, which represented the purchase price over the fair value of the identifiable net assets acquired. Additionally, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
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
See Note 2 for further information regarding the Corporation's mergers and acquisitions, including its pending merger with Talmer Bancorp, Inc. (Talmer).
ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments may arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date for Lake Michigan and Monarch as additional information is obtained, such as appraisals of collateral securing loans and other borrower information. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill being recorded in the period the adjustment was identified.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and interest-bearing deposits held at the Federal Reserve Bank (FRB).
Investment Securities
Investment securities include investments in debt, trust preferred and preferred stock securities. Investment securities are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities (ASC 320), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale). The Corporation held no trading investment securities at December 31, 2015 or 2014.
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

Nonmarketable Equity Securities
The Corporation is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Indianapolis (FHLB) and FRB stock, as a condition of membership. These securities are accounted for at cost, which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. FHLB stock can only be redeemed upon giving five-years written notice and FRB stock can only be redeemed upon giving six months written notice, with no more than 25% eligible for redemption in any calendar year. The Corporation records these non-marketable equity securities as a component of other assets and they are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value, if applicable. The Corporation's ownership of FHLB stock totaled $23.9 million at December 31, 2015 and $19.0 million at December 31, 2014. The Corporation's ownership of FRB stock totaled $13.0 million at December 31, 2015 and $8.4 million at December 31, 2014.
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
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30). Under the provisions of ASC 310-30, the Corporation aggregated acquired loans with an outstanding principal balance at the acquisition date of $63 million for the Lake Michigan transaction, $9 million for the Monarch transaction, $46 million for the Northwestern transaction and $105 million for the OAK transaction that were determined to be loans with deteriorated credit quality and, therefore, met the scope criteria set forth in ASC 310-30. Further, the Corporation understands, as outlined in the AICPA's open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009 and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to acquired loans that were determined not to have deteriorated credit quality with an outstanding principal balance at the acquisition date of $947 million for the Lake Michigan transaction, $120 million for the Monarch transaction, $461 million for the Northwestern transaction and $578 million for the OAK transaction and thus follows the accounting and disclosure guidance of ASC 310-30 for these loans. Accordingly, the Corporation applied ASC 310-30 to the entire loan portfolio acquired with a total outstanding principal balance at the acquisition date of $1.01 billion for the Lake Michigan transaction, $129 million for the Monarch transaction, $507 million for the Northwestern transaction and $683 million for the OAK transaction. None of the acquired loans were classified as debt securities.

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
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans based on loan loss experience of other adversely-rated loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, loan loss trends and giving consideration to estimated loss emergence periods and (iv) a reserve for qualitative factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience.
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
The fourth element is based on qualitative factors that cannot be associated with a specific credit or loan class and reflects an attempt to ensure that the overall allowance appropriately reflects additional losses that are inherent in the Corporation's loan portfolio. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. This qualitative portion of the allowance is judgmentally determined and generally serves to compensate for the uncertainty in estimating inherent losses, particularly in times of changing economic conditions, and also considers the inherent judgment associated with risk rating commercial loans. The qualitative portion of the allowance also takes into consideration, among other things, economic conditions within the State of Michigan and nationwide, including unemployment levels, industry-wide and Corporation specific loan delinquency rates, changes in composition of and growth in the Corporation's loan portfolio, changing commercial and residential real estate values and inventory levels of residential lots, condominiums and single family houses held for sale.
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

The Corporation elected the fair value measurement option, as prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), for all residential mortgage loans held-for-sale originated on or after July 1, 2012. This election allows for a more effective offset of the changes in fair value of residential mortgage loans held-for-sale and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Residential mortgage loans held-for-sale are carried at fair value, with changes in fair value recorded through earnings. The value of mortgage loans held-for-sale and other residential mortgage loan commitments to customers are hedged by utilizing best efforts forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time customer applications are accepted to protect the value of the mortgage loans from increases in market interest rates during the period held and are generally settled with the investor in the secondary market within 90 days after entering into the forward commitment.
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
Other Real Estate
Other real estate (ORE) is primarily comprised of commercial and residential real estate properties, including vacant land and development properties, obtained in partial or total satisfaction of loan obligations. ORE also includes closed branch offices that are held for sale. ORE is recorded at the lower of cost or the estimated fair value of the property, less anticipated selling costs, based upon the property's appraised value at the date of transfer to ORE and management's estimate of the fair value of the collateral, with any difference between the net realizable value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in the fair value of ORE are recognized as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in the fair value of ORE, subsequent to the initial transfer to ORE, and costs incurred to maintain ORE are recorded in other operating expenses on the consolidated statements of income. Gains or losses resulting from the sale of ORE are also recognized in other operating expenses on the date of sale. ORE totaling $12.7 million and $14.8 million at December 31, 2015 and 2014, respectively, was included in the consolidated statements of financial position in interest receivable and other assets. ORE at December 31, 2015 and 2014 included $3.0 million and $0.9 million, respectively, related to closed branch offices.
Goodwill
Goodwill is not amortized, but rather is subject to impairment tests annually, or more frequently if triggering events occur and indicate potential impairment. The Corporation's annual goodwill impairment assessment was performed as of October 31, 2015. The Corporation elected to utilize the qualitative assessment of goodwill impairment allowed under ASC Topic 350-20, Goodwill (ASC 350-20) that became acceptable as a result of FASB Accounting Standards Update (ASU) 2011-08, Testing Goodwill for

Impairment. In accordance with ASC 350-20, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting units were less than their carrying amounts.
In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Corporation assesses relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Corporation's common stock, and other relevant factors. Based on the qualitative assessment performed, the Corporation determined that no goodwill impairment was evident as of the October 31, 2015 assessment date. The Corporation also determined that no triggering events occurred that indicated impairment from the most recent assessment date through December 31, 2015 and that the Corporation's goodwill was not impaired at December 31, 2015.
Other Intangible Assets
Intangible assets consist of core deposit intangible assets, non-compete intangible assets and MSRs. Core deposit intangible assets arose as the result of business combinations or other acquisitions and are amortized over periods ranging from 10 to 15 years, primarily on an accelerated basis, as applicable. Non-compete intangible assets arose as the result of business combinations and are amortized over the period of the non-compete agreements. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable from future undiscounted cash flows.
Share-based Compensation
The Corporation grants stock options, stock awards, restricted stock performance units and restricted stock service-based units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation's common stock on the date of the award. The fair values of both stock options and stock awards are recognized as compensation expense on a straight-line basis over the requisite service period. Compensation expense is adjusted to reflect actual forfeitures at the time they occur. The Corporation accounts for restricted stock performance units based on the closing stock price of the Corporation's common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of restricted stock performance units is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions. The Corporation accounts for restricted stock service-based units based on the closing stock price of the Corporation's common stock on the date of grant, as these awards accrue dividend equivalents equal to the amount of any cash dividends that would have been payable to a shareholder owning the number of shares of the Corporation's common stock represented by the restricted stock service-based units. The fair value of the restricted stock service-based units is recognized as compensation expense over the requisite service period.
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
Short-term Borrowings
Short-term borrowings are comprised of securities sold under agreements to repurchase with customers, federal funds purchased and short-term FHLB advances with original scheduled maturities of one year or less. Securities sold under agreements to repurchase with customers are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial position. The dollar amount of the securities underlying the agreements remain in the Corporation's investment securities portfolio. The Corporation's securities sold under agreements to repurchase with customers are considered a stable source of liquidity, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.

Other Borrowings
Other borrowings are comprised of securities sold under agreements with an unaffiliated third-party financial institution, a secured non-revolving line-of-credit with an unaffiliated third-party financial institution, subordinated debentures and long-term FHLB advances. Securities sold under agreements to repurchase are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial position. The dollar amount of the securities underlying the agreements remain in the Corporation's investment securities portfolio.
FHLB advances, both short-term and long-term, are borrowings from the FHLB to fund short-term liquidity needs as well as a portion of the loan and investment securities portfolios. These advances are secured, under a blanket security agreement, by first lien residential mortgage loans with an aggregate book value equal to at least 140% of the FHLB advances and the FHLB stock owned by the Corporation. FHLB advances with an original maturity of one year or less are classified as short-term and FHLB advances with an original maturity of more than one year are classified as long-term.
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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At December 31, 2015 and 2014, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.
Pension and Postretirement Benefit Plan Actuarial Assumptions
The Corporation's defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of future compensation increases, as well as future health care costs. The Corporation evaluates all assumptions annually. Mortality assumptions at December 31, 2015 were based on the RP-2014 mortality tables, as prescribed by the Pension Protection Act of 2006, using the MP-2015 mortality improvement scale. Mortality assumptions at December 31, 2014 were based on the RP-2014 mortality tables using the MP-2014 mortality improvement scale.
The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. The Corporation determined the discount rate at December 31, 2015 and 2014 by utilizing the results from a discount rate model that involves selecting a portfolio of bonds to settle the projected benefit payments of each plan. The selected bond portfolios are derived from a universe of corporate bonds rated at Aa quality. After a bond portfolio is selected, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan's benefit payments which represents the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.
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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at December 31, 2015 and 2014.
Investments in Qualified Affordable Housing Projects, Federal Historic Projects and New Market Tax Credits
The Corporation invests in qualified affordable housing projects, federal historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits. Return on the Corporation's investment in these projects comes in the form of the tax credits and tax losses that pass through to the Corporation. The carrying value of the investments are reflected in other assets on the consolidated statements of financial position. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $1.3 million and $0.4 million during 2015 and 2014, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $21.7 million at December 31, 2015 and $4.9 million at December 31, 2014. The increase in qualified affordable housing project investments at December 31, 2015, compared to December 31, 2014, was attributable to investments acquired as part of the Lake Michigan transaction.
Under the equity method, the Corporation's share of the earnings or losses are included in other operating expenses on the consolidated statements of income. The Corporation's investment in new market projects accounted for under the equity method totaled $1.7 million at December 31, 2015. There were no investments in such projects accounted for under the equity method as of December 31, 2014.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in other liabilities on the consolidated statements of financial position. The Corporation's remaining unfunded equity contributions totaled $8.0 million at December 31, 2015.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of December 31, 2015 or 2014.

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
Adopted Accounting Pronouncements
Business Combinations
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 amends current guidance by requiring companies that make an acquisition to recognize adjustments to provisional amounts identified during the measurement period by calculating the adjustments as if they were known at the acquisition date, but recognizing the adjustments in the reporting period in which they occur, rather than retroactively accounting for provisional adjustments by revising prior-period information as GAAP currently requires. ASU 2015-16 also requires a company to report, either on its income statement or in a footnote disclosure, the portion of the amount that is recorded in its earnings for the current period, by line item, that would have been recorded in previous reporting periods had the adjustment to the provisional amounts been recognized as of the acquisition date. ASU 2015-16 is effective for public companies for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Corporation elected to adopt the provisions of ASU 2015-16 as of and for its quarter ended September 30, 2015. The Corporation's adoption of ASU 2015-16 in the third quarter of 2015 did not have a material impact on the Corporation's consolidated financial condition or results of operations. During the third quarter of 2015, the Corporation made adjustments to provisional amounts previously recorded related to the acquisitions of Lake Michigan, Monarch and Northwestern. Additional information regarding these adjustments is included in Note 2, Mergers and Acquisitions, to these consolidated financial statements.
In-Substance Foreclosures
In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (ASU 2014-04). ASU 2014-04 clarifies that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for public companies for interim and annual periods beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. The Corporation's adoption of ASU 2014-04 on January 1, 2015 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
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
Government-Guaranteed Mortgage Loans
In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure, a consensus of the FASB Emerging Issues Task Force (ASU 2014-14). ASU 2014-14 provides clarifying guidance related to how creditors classify government-guaranteed loans upon foreclosure. Upon foreclosure of a government-guaranteed mortgage loan, the loan should be derecognized and a separate other receivable should be recognized if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor at the time of foreclosure. ASU 2014-14 is effective for public companies for interim and annual periods beginning after December 15, 2014. An entity should adopt ASU 2014-14 using either the modified retrospective method or the prospective transition method. An entity must apply the same method elected under ASU 2014-04. Early adoption is permitted if the entity has already adopted ASU 2014-04. The Corporation's adoption of ASU 2014-14 on January 1, 2015 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Pending Accounting Pronouncements
Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income. Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for the same as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income, or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable. ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period. If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary. ASU 2016-01 is effective for public companies for interim and annual periods beginning after December 15, 2017. The Corporation's adoption of ASU 2016-01 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

NOTE 2 — MERGERS AND ACQUISITIONS
Pending Merger with Talmer Bancorp, Inc.
On January 25, 2016, the Corporation entered into an Agreement and Plan of Merger with Talmer Bancorp, Inc. (Talmer). Under the terms of the merger agreement, each Talmer shareholder will receive $1.61 in cash and 0.4725 shares of the Corporation's common stock for each share of Talmer common stock, subject to adjustment in limited circumstances. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 25, 2016, the merger had a transaction value of approximately $1.1 billion. Following the completion of the merger, the Corporation intends to consolidate Talmer's wholly-owned subsidiary bank, Talmer Bank and Trust, with and into Chemical Bank. At December 31, 2015, Talmer had total assets of $6.6 billion, total loans of $4.8 billion and total deposits of $5.0 billion, including brokered deposits of $229 million. Talmer Bank and Trust is a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 81 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, Chicago, Illinois, northern Indiana, and Las Vegas, Nevada. Completion of the merger is subject to regulatory approval and the approval of the Corporation's and Talmer's shareholders, in addition to satisfaction of other customary closing conditions.
Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all of the outstanding stock of Lake Michigan Financial Corporation (Lake Michigan) for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company which owned The Bank of Holland and The Bank of Northern Michigan, provided traditional banking services and products with five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. As of the May 31, 2015 acquisition date, Lake Michigan added total assets of $1.24 billion, including total loans of $986 million, and total deposits of $925 million to the Corporation. The Bank of Holland and The Bank of Northern Michigan were consolidated with and into Chemical Bank on November 13, 2015. The Corporation recorded $102 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
The results of the merged Lake Michigan operations are presented in the Corporation's consolidated financial statements from the date of acquisition. The disclosure of Lake Michigan's post-acquisition revenue and net income is not practical due to the combining of Lake Michigan's operations with and into Chemical Bank during the fourth quarter of 2015. Acquisition-related expenses associated with the Lake Michigan transaction totaled $5.5 million during 2015.
The summary computation of the purchase price, including adjustments to reflect Lake Michigan's assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Lake Michigan, is presented below. The acquisition accounting presented below may be further adjusted during a measurement period of up to one year beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. In accordance with ASU 2015-16, no amounts were recorded in the consolidated statements of income for the current reporting period for adjustments that would have been recorded in a previous reporting period had these adjustments been recognized as of the acquisition date.

A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows (in thousands):

Fair value of the Corporation's common shares issued on May 31, 2015 (4,322,101 shares at a market price of $30.29 per share)	$130,916
Fair value of Lake Michigan options converted to the Corporation's options	2,000
Cash paid to acquire outstanding stock	54,478
Total purchase price	187,394

Net assets acquired (1):
Lake Michigan shareholders' equity	$89,280
Adjustments to reflect fair value of net assets acquired:
Loans	(22,600)
Allowance for loan losses	15,888
Premises and equipment	(5,031)	(2)
Core deposit intangibles	8,003
Deferred tax assets, net	3,572	(2)
Deposits and borrowings, net	(3,182)	(2)
Other assets and other liabilities	(157)
Fair value of adjusted net assets acquired	85,773
Goodwill recognized as a result of the Lake Michigan transaction	$101,621
(1) All amounts were previously reported in the Corporation's Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2015, with the exception of premises and equipment, other liabilities and deferred tax assets, net.
(2) Includes adjustments to the fair value as a result of additional valuation information obtained during the fourth quarter of 2015, including the corresponding tax effects. A summary of these adjustments is included in the section "Allocation of Purchase Price" within this footnote.
Allocation of Purchase Price
The following schedule summarizes the revised acquisition date estimated fair values, including the adjustments to the fair values identified and recorded from the acquisition date through December 31, 2015, of assets acquired and liabilities assumed from Lake Michigan (in thousands):

Assets
Cash and cash equivalents	$39,301
Investment securities	66,699
Loans	985,542
Premises and equipment	10,975
Deferred tax asset, net	16,191
Goodwill	101,621
Core deposit intangible asset	8,003
Bank-owned life insurance	23,844
Other assets	37,659
Assets acquired, at fair value	1,289,835
Liabilities
Deposits	924,697
Short-term borrowings	30,000
Other borrowings	124,857
Other liabilities	22,887
Total liabilities acquired, at fair value	1,102,441
Total purchase price	$187,394

During the three months ended December 31, 2015, additional valuation information was obtained related to the fair value of premises and equipment and other borrowings, which resulted in an adjustment to goodwill acquired in the Lake Michigan transaction. All amounts were previously reported in the Corporation's Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2015, with the exception of goodwill, premises and equipment, other borrowings and deferred tax assets, net. The adjustments recorded during the fourth quarter of 2015, which resulted in a $0.7 million increase to the preliminary amount of goodwill recorded for the Lake Michigan transaction, included a $1.0 million write-down to premises and equipment related to updated information obtained regarding the fair market value of certain vacant land and non-branch locations, a $0.1 million increase in the fair value assigned to other borrowings based on updated assumptions utilized as part of the valuation, and a $0.4 million increase in the amount of recognizable deferred tax assets based on the tax impact of these adjustments.
Upon acquisition, the Lake Michigan loan portfolio had contractually required principal and interest payments receivable of $1.01 billion and $190.2 million, respectively, expected principal and interest cash flows of $986.1 million and $189.6 million, respectively, and a fair value of $985.5 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $22.6 million at the acquisition date, with $22.0 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $190.2 million at the date of acquisition. At December 31, 2015, the outstanding contractual principal balance and the carrying amount of the Lake Michigan acquired loan portfolio were $864 million and $842 million, respectively, and there was no related allowance for loan losses at that date.
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
The results of the merged Monarch operations are presented in the Corporation's consolidated financial statements from the date of acquisition. The disclosure of Monarch's post-acquisition revenue and net income is not practical due to the combining of Monarch's operations with and into Chemical Bank during the second quarter of 2015. Acquisition-related expenses associated with the Monarch transaction totaled $2.3 million during 2015.
The summary computation of the purchase price, including adjustments to reflect Monarch's assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Monarch is presented below. The acquisition accounting presented below may be further adjusted during a measurement period of up to one year beyond the acquisition date that provides the Corporation with the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. In accordance with ASU 2015-16, no amounts were recorded in the consolidated statements of income for the current reporting period for adjustments that would have been recorded in a previous reporting period had these adjustments been recognized as of the acquisition date.

A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows (in thousands):

Fair value of the Corporation's common shares issued on April 1, 2015 (860,575 shares at a market price of $31.36 per share)	$26,988
Cash paid	203
Total purchase price	$27,191

Net assets acquired (1):
Monarch shareholders' equity	$15,270
Adjustments to reflect fair value of net assets acquired:
Loans	(7,150)
Allowance for loan losses	2,128
Deferred tax assets, net:
Net operating loss carryforward	7,900
Other	1,826	(2)
Premises and equipment	(395)	(2)
Core deposit intangibles	1,930
Mortgage servicing rights	315
Other assets and other liabilities	37
Fair value of adjusted net assets acquired	21,861
Goodwill recognized as a result of the Monarch transaction	$5,330
(1) All amounts were previously reported in the Corporation's Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2015, with the exception of premises and equipment and deferred tax assets, net.
(2) Includes immaterial adjustments to the fair value as a result of additional valuation information obtained during the fourth quarter of 2015, including the corresponding tax effects.
Allocation of Purchase Price
The following schedule summarizes the the revised acquisition date estimated fair values, including the adjustments to the fair values identified and recorded from the acquisition date through December 31, 2015, of assets acquired and liabilities assumed from Monarch.

Assets
Cash and cash equivalents	$32,171
Loans	121,783
Premises and equipment	3,039
Deferred tax assets, net
Net operating loss carryforward	7,900
Other	2,392
Interest receivable and other assets	6,972
Goodwill	5,330
Core deposit intangibles	1,930
Mortgage servicing rights	1,284
Assets acquired, at fair value	182,801
Liabilities
Deposits	144,311
FHLB advances	8,000
Interest payable and other liabilities	3,299
Total liabilities acquired, at fair value	155,610
Total purchase price	$27,191

During the three months ended December 31, 2015, additional valuation information was obtained related to the fair value of premises and equipment, which resulted in an immaterial adjustment to goodwill acquired in the Monarch transaction. All amounts were previously reported in the Corporation's Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2015, with the exception of goodwill, premises and equipment and deferred tax assets, net.
Upon acquisition, the Monarch loan portfolio had contractually required principal and interest payments receivable of $128.9 million and $37.8 million, respectively, expected principal and interest cash flows of $122.6 million and $37.1 million, respectively, and a fair value of $121.8 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $7.1 million at the acquisition date, with $6.3 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $37.9 million at the date of acquisition. At December 31, 2015, the outstanding contractual principal balance and the carrying amount of the Monarch acquired loan portfolio were $115 million and $108 million, respectively, and there was no related allowance for loan losses at that date.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. As of the October 31, 2014 acquisition date, Northwestern added total assets of $815 million, including total loans of $475 million, and total deposits of $794 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition. During the fourth quarter of 2015 and prior to the end of the one year measurement period for finalizing the purchase price allocation, the Corporation obtained additional valuation information regarding the fair value of vacant land and closed branch locations, which resulted in a decrease to premises and equipment of $0.3 million, an increase to deferred tax assets of $0.1 million, and an increase to goodwill recognized in the transaction of $0.2 million. In accordance with ASU 2015-16, no amounts were recorded in the consolidated statements of income during 2015 for these adjustments that would have been recorded in a previous reporting period had these adjustments been recognized as of the acquisition date.
The results of the merged Northwestern operations are presented within the Corporation’s consolidated financial statements from the acquisition date. The disclosure of Northwestern's post-acquisition revenue and net income is not practical due to the combining of Northwestern Bank’s operations with and into Chemical Bank as of the October 31, 2014 acquisition date. Acquisition-related expenses associated with the Northwestern acquisition totaled $5.8 million during 2014.
Upon acquisition, the Northwestern loan portfolio had contractually required principal and interest payments receivable of $507 million and $112 million, respectively, expected principal and interest cash flows of $481 million and $104 million, respectively, and a fair value of $475 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $34 million at the acquisition date, with $26 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $110 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $361 million and $330 million, respectively, at December 31, 2015, compared to $485 million and $452 million, respectively, at December 31, 2014.

Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma combined results of operations of Chemical, Lake Michigan, Monarch and Northwestern presents results as if the acquisitions had been completed as of the beginning of each period indicated. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that Chemical would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of Lake Michigan's, Monarch's, or Northwestern's provision for loan losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisitions have been excluded.

	Year ended December 31,
	2015	2014
	(In thousands, except per share data)
Interest income	$313,851	$301,838
Interest expense	21,750	26,386
Net interest income	292,101	275,452
Provision for loan losses	6,500	7,484
Net interest income after provision for loan losses	285,601	267,968
Noninterest income	83,447	86,243
Operating expenses	237,146	243,618
Income before income taxes	131,902	110,593
Federal income tax expense	30,680	31,138
Net income	$101,222	$79,455
Net income per common share:
Basic	$2.66	$2.17
Diluted	2.64	2.16
Weighted average shares outstanding:
Basic	38,097	36,550
Diluted	38,369	36,770
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
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation (OAK) for total consideration of $83.7 million. As a result of the acquisition, the Corporation issued 3.5 million shares of its common stock. OAK, a bank holding company that owned Byron Bank, provided traditional commercial banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK added total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million, to the Corporation. The outstanding contractual principal balance and the carrying amount of the acquired OAK loan portfolio were $204 million and $183 million, respectively, at December 31, 2015, compared to $268 million and $246 million, respectively, at December 31, 2014.

Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Lake Michigan	Monarch	North-western	OAK	Total
Year Ended December 31, 2015
Balance at beginning of period	$—	$—	$104,675	$33,286	$137,961
Addition attributable to acquisitions	190,246	37,914	—	—	228,160
Additions, net of reductions*	(12,991)	1,336	(3,396)	6,601	(8,450)
Accretion recognized in interest income	(24,256)	(4,692)	(18,656)	(11,810)	(59,414)
Reclassification from nonaccretable difference	—	—	—	—	—
Balance at end of period	$152,999	$34,558	$82,623	$28,077	$298,257

Year Ended December 31, 2014
Balance at beginning of period			$—	$32,610	$32,610
Addition attributable to acquisitions			110,003	—	110,003
Additions, net of reductions*			(1,605)	5,411	3,806
Accretion recognized in interest income			(3,723)	(14,735)	(18,458)
Reclassification from nonaccretable difference			—	10,000	10,000
Balance at end of period			$104,675	$33,286	$137,961

*
Represents additions in estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

As part of its ongoing assessment of the acquired loan portfolio, management determined during 2014 that the overall credit quality of the OAK acquired loan portfolio has improved, which had resulted in an improvement in expected cash flows of loan pools in the OAK acquired commercial loan portfolio. Accordingly, management reclassified $10.0 million during 2014 from the nonaccretable difference to the accretable yield for these acquired commercial loan pools, which will increase amounts recognized into interest income over the estimated remaining lives of these loan pools.

NOTE 3 — INVESTMENT SECURITIES
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2015 and 2014:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. Treasury securities	$5,773	$—	$8	$5,765
Government sponsored agencies	195,711	78	800	194,989
State and political subdivisions	14,731	395	6	15,120
Residential mortgage-backed securities	189,452	538	2,222	187,768
Collateralized mortgage obligations	133,256	111	1,137	132,230
Corporate bonds	14,825	2	200	14,627
Preferred stock and trust preferred securities	2,888	344	—	3,232
Total	$556,636	$1,468	$4,373	$553,731
December 31, 2014
U.S. Treasury securities	$8,272	$—	$13	$8,259
Government sponsored agencies	263,658	356	511	263,503
State and political subdivisions	45,157	1,087	17	46,227
Residential mortgage-backed securities	240,465	885	1,543	239,807
Collateralized mortgage obligations	145,316	261	1,194	144,383
Corporate bonds	44,930	213	48	45,095
Preferred stock	1,389	201	—	1,590
Total	$749,187	$3,003	$3,326	$748,864

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
State and political subdivisions	$509,471	$7,446	$4,512	$512,405
Trust preferred securities	500	—	200	300
Total	$509,971	$7,446	$4,712	$512,705
December 31, 2014
State and political subdivisions	$305,913	$7,294	$4,557	$308,650
Trust preferred securities	10,500	—	3,410	7,090
Total	$316,413	$7,294	$7,967	$315,740
The majority of the Corporation's residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
At December 31, 2014, the Corporation held a $10.5 million trust preferred investment security that had been issued by Lake Michigan. With the acquisition of Lake Michigan, this investment was settled as of the acquisition date at par.

The following is a summary of the amortized cost and fair value of investment securities at December 31, 2015, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	December 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$170,838	$170,098
Due after one year through five years	326,018	324,187
Due after five years through ten years	53,317	52,649
Due after ten years	5,074	5,064
Preferred stock	1,389	1,733
Total	$556,636	$553,731
Investment Securities Held-to-Maturity:
Due in one year or less	$59,834	$59,938
Due after one year through five years	236,141	236,491
Due after five years through ten years	136,383	137,188
Due after ten years	77,613	79,088
Total	$509,971	$512,705
The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at December 31, 2015 and 2014, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015
U.S. Treasury securities	$5,765	$8	$—	$—	$5,765	$8
Government sponsored agencies	114,640	292	21,681	508	136,321	800
State and political subdivisions	195,285	2,891	68,361	1,627	263,646	4,518
Residential mortgage-backed securities	169,226	2,146	3,435	76	172,661	2,222
Collateralized mortgage obligations	60,459	408	39,382	729	99,841	1,137
Corporate bonds	9,532	200	—	—	9,532	200
Trust preferred securities	—	—	300	200	300	200
Total	$554,907	$5,945	$133,159	$3,140	$688,066	$9,085
December 31, 2014
U.S. Treasury securities	$8,259	$13	$—	$—	$8,259	$13
Government sponsored agencies	166,963	406	31,927	105	198,890	511
State and political subdivisions	62,310	3,348	36,847	1,226	99,157	4,574
Residential mortgage-backed securities	17,276	52	180,194	1,491	197,470	1,543
Collateralized mortgage obligations	63,077	179	31,620	1,015	94,697	1,194
Corporate bonds	—	—	14,952	48	14,952	48
Trust preferred securities	—	—	7,090	3,410	7,090	3,410
Total	$317,885	$3,998	$302,630	$7,295	$620,515	$11,293

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security at December 31, 2015, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at December 31, 2015 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.
At December 31, 2015, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at December 31, 2015, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.
Investment securities with an amortized cost of $516 million and $493 million at December 31, 2015 and 2014, respectively, were pledged to secure public fund deposits, short-term borrowings and for other purposes as required by law.
NOTE 4 — LOANS
Loan portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. The Corporation has two loan portfolio segments (commercial loans and consumer loans) that it uses in determining the allowance. Both quantitative and qualitative factors are used by management at the loan portfolio segment level in determining the adequacy of the allowance for the Corporation. Classes of loans are a disaggregation of an entity's loan portfolio segments. Classes of loans are defined as a group of loans which share similar initial measurement attributes, risk characteristics and methods for monitoring and assessing credit risk. The Corporation has seven classes of loans, which are set forth below.
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
Land development — Secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at December 31, 2015 and 2014 were primarily comprised of loans to develop residential properties.
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
Home equity — Loans and lines of credit whereby consumers utilize equity in their personal residence, through a first or second lien mortgage, as collateral to secure the loan.
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation's commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation's consumer loan portfolio.

A summary of the Corporation's loans follows:

	December 31,
	2015	2014
	(In thousands)
Commercial loan portfolio:
Commercial	$1,905,879	$1,354,881
Commercial real estate	2,112,162	1,557,648
Real estate construction	210,231	152,745
Land development	21,845	18,750
Subtotal	4,250,117	3,084,024
Consumer loan portfolio:
Residential mortgage	1,429,636	1,110,390
Consumer installment	877,457	829,570
Home equity	713,937	664,246
Subtotal	3,021,030	2,604,206
Total loans	$7,271,147	$5,688,230
Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled $21.7 million at December 31, 2015 and $31.2 million at December 31, 2014. During 2015 and 2014, there were $33.3 million and $39.3 million, respectively, of new loans and other additions, while repayments and other reductions totaled $42.8 million and $34.9 million, respectively.
Loans held-for-sale, comprised of fixed-rate residential mortgage loans, were $10.3 million at December 31, 2015 and $9.1 million at December 31, 2014. The Corporation sold residential mortgage loans totaling $223 million in 2015 and $149 million in 2014.
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
The Corporation, through Chemical Bank, has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation's commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for six executive and senior officers who have varying loan limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, Chemical Bank has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $10.0 million, depending on risk rating and credit action required. A directors' loan committee of Chemical Bank, consisting of eight independent members of the board of directors of Chemical Bank, the chief executive officer of Chemical Bank and the senior credit officer of Chemical Bank, meets bi-weekly to consider loans in amounts over $10.0 million, and certain loans under $10.0 million depending on a loan's risk rating and credit action required. Loans over $15.0 million require the approval of the board of directors of Chemical Bank.
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
The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at December 31, 2015 and 2014:

	Commercial	Commercial Real Estate	Real Estate Construction	Land Development	Total
	(In thousands)
December 31, 2015
Originated Portfolio:
Risk Grades 1-5	$1,418,301	$1,341,202	$173,828	$9,495	$2,942,826
Risk Grade 6	34,727	31,036	180	—	65,943
Risk Grade 7	39,933	26,658	291	832	67,714
Risk Grade 8	26,459	25,163	247	274	52,143
Risk Grade 9	2,095	—	—	—	2,095
Subtotal	1,521,515	1,424,059	174,546	10,601	3,130,721
Acquired Portfolio:
Risk Grades 1-5	340,782	629,430	35,685	5,998	1,011,895
Risk Grade 6	28,321	23,926	—	2,556	54,803
Risk Grade 7	11,607	29,975	—	1,537	43,119
Risk Grade 8	3,654	4,772	—	1,153	9,579
Risk Grade 9	—	—	—	—	—
Subtotal	384,364	688,103	35,685	11,244	1,119,396
Total	$1,905,879	$2,112,162	$210,231	$21,845	$4,250,117
December 31, 2014
Originated Portfolio:
Risk Grades 1-5	$1,171,817	$1,114,529	$134,668	$2,952	$2,423,966
Risk Grade 6	37,800	34,996	1,408	738	74,942
Risk Grade 7	29,863	29,935	2,502	613	62,913
Risk Grade 8	16,417	24,958	162	225	41,762
Risk Grade 9	1	8	—	—	9
Subtotal	1,255,898	1,204,426	138,740	4,528	2,603,592
Acquired Portfolio:
Risk Grades 1-5	76,780	321,018	14,005	11,789	423,592
Risk Grade 6	12,687	8,698	—	583	21,968
Risk Grade 7	4,089	12,478	—	197	16,764
Risk Grade 8	5,427	11,028	—	1,653	18,108
Risk Grade 9	—	—	—	—	—
Subtotal	98,983	353,222	14,005	14,222	480,432
Total	$1,354,881	$1,557,648	$152,745	$18,750	$3,084,024

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at December 31, 2015 and 2014:

	Residential Mortgage	Consumer Installment	Home Equity	Total
	(In thousands)
December 31, 2015
Originated Portfolio:
Performing	$1,207,945	$868,975	$587,566	$2,664,486
Nonperforming	9,030	451	3,246	12,727
Subtotal	1,216,975	869,426	590,812	2,677,213
Acquired Portfolio:
Performing	210,580	7,984	122,118	340,682
Nonperforming	2,081	47	1,007	3,135
Subtotal	212,661	8,031	123,125	343,817
Total	$1,429,636	$877,457	$713,937	$3,021,030
December 31, 2014
Originated Portfolio:
Performing	$987,542	$818,878	$566,083	$2,372,503
Nonperforming	10,459	500	3,013	13,972
Subtotal	998,001	819,378	569,096	2,386,475
Acquired Portfolio:
Performing	111,101	10,174	94,696	215,971
Nonperforming	1,288	18	454	1,760
Subtotal	112,389	10,192	95,150	217,731
Total	$1,110,390	$829,570	$664,246	$2,604,206

Nonperforming Loans
A summary of nonperforming loans follows:

	December 31,
	2015	2014
	(In thousands)
Nonaccrual loans:
Commercial	$28,554	$16,418
Commercial real estate	25,163	24,966
Real estate construction	247	162
Land development	274	225
Residential mortgage	5,557	6,706
Consumer installment	451	500
Home equity	1,979	1,667
Total nonaccrual loans	62,225	50,644
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	364	170
Commercial real estate	254	—
Residential mortgage	402	557
Home equity	1,267	1,346
Total accruing loans contractually past due 90 days or more as to interest or principal payments	2,287	2,073
Nonperforming TDRs:
Commercial loan portfolio	16,297	15,271
Consumer loan portfolio	3,071	3,196
Total nonperforming TDRs	19,368	18,467
Total nonperforming loans	$83,880	$71,184
The Corporation's nonaccrual loans at December 31, 2015 and 2014 included $35.9 million and $37.2 million, respectively, of nonaccrual TDRs.
There was no interest income recognized on nonaccrual loans during 2015, 2014 and 2013 while the loans were in nonaccrual status. During 2015, 2014 and 2013, the Corporation recognized $0.9 million, $0.5 million and $0.9 million, respectively, of interest income on these loans while they were in an accruing status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.2 million in 2015, $3.3 million in 2014 and $3.5 million in 2013. During 2015, 2014 and 2013, the Corporation recognized interest income of $3.9 million, $3.6 million and $3.2 million, respectively, on performing and nonperforming TDRs.
The Corporation had $2.9 million of residential mortgage loans that were in the process of foreclosure at December 31, 2015, compared to $2.3 million at December 31, 2014.

Impaired Loans
The following schedule presents impaired loans by classes of loans at December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$18,898	$19,426	$5,700	$9,511	$—
Commercial real estate	4,448	4,688	497	2,918	—
Residential mortgage	21,037	21,037	192	20,661	1,312
Subtotal	44,383	45,151	6,389	33,090	1,312
Impaired loans with no related valuation allowance:
Commercial	31,039	37,703	—	32,172	1,303
Commercial real estate	53,518	69,130	—	56,562	1,985
Real estate construction	400	480	—	457	11
Land development	1,736	2,628	—	1,768	104
Residential mortgage	7,638	8,644	—	8,465	165
Consumer installment	498	512	—	480	2
Home equity	2,986	3,270	—	2,736	58
Subtotal	97,815	122,367	—	102,640	3,628
Total impaired loans:
Commercial	49,937	57,129	5,700	41,683	1,303
Commercial real estate	57,966	73,818	497	59,480	1,985
Real estate construction	400	480	—	457	11
Land development	1,736	2,628	—	1,768	104
Residential mortgage	28,675	29,681	192	29,126	1,477
Consumer installment	498	512	—	480	2
Home equity	2,986	3,270	—	2,736	58
Total	$142,198	$167,518	$6,389	$135,730	$4,940

The following schedule presents impaired loans by classes of loans at December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Annual Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Impaired loans with a valuation allowance:
Commercial	$966	$1,040	$293	$2,117	$—
Commercial real estate	2,587	2,927	710	3,699	—
Residential mortgage	19,681	19,681	335	19,740	1,252
Subtotal	23,234	23,648	1,338	25,556	1,252
Impaired loans with no related valuation allowance:
Commercial	38,094	44,557	—	39,020	1,375
Commercial real estate	60,616	82,693	—	49,676	1,567
Real estate construction	162	255	—	164	—
Land development	1,928	3,484	—	3,551	131
Residential mortgage	7,994	7,994	—	7,005	15
Consumer installment	518	518	—	602	1
Home equity	2,121	2,121	—	2,302	12
Subtotal	111,433	141,622	—	102,320	3,101
Total impaired loans:
Commercial	39,060	45,597	293	41,137	1,375
Commercial real estate	63,203	85,620	710	53,375	1,567
Real estate construction	162	255	—	164	—
Land development	1,928	3,484	—	3,551	131
Residential mortgage	27,675	27,675	335	26,745	1,267
Consumer installment	518	518	—	602	1
Home equity	2,121	2,121	—	2,302	12
Total	$134,667	$165,270	$1,338	$127,876	$4,353
The average annual recorded investment of impaired loans during 2013 was $121.0 million and was comprised of the following classes of loans: commercial - $29.6 million; commercial real estate - $50.8 million; real estate construction - $0.4 million; land development - $9.8 million; residential mortgage - $26.8 million; consumer installment - $0.7 million; and home equity - $2.9 million. Interest income recognized during 2013 while these loans were in impaired status was $3.8 million, including $1.0 million on commercial loans, $1.3 million on commercial real estate loans, $0.3 million on land development loans and $1.1 million on residential mortgage loans.
The difference between an impaired loan's recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management's assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $25.3 million and $30.6 million at December 31, 2015 and December 31, 2014, respectively, includes confirmed losses (partial charge-offs) of $17.1 million and $15.4 million, respectively, and fair value discount adjustments of $8.2 million and $15.2 million, respectively.
Impaired loans included $12.8 million and $19.9 million at December 31, 2015 and December 31, 2014, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $47.8 million and $45.7 million at December 31, 2015 and December 31, 2014, respectively, of performing TDRs.

The following schedule presents the aging status of the recorded investment in loans by classes of loans at December 31, 2015 and 2014:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2015
Originated Portfolio:
Commercial	$3,685	$1,230	$364	$28,554	$33,833	$1,487,682	$1,521,515
Commercial real estate	4,168	1,603	254	25,163	31,188	1,392,871	1,424,059
Real estate construction	—	—	—	247	247	174,299	174,546
Land development	—	—	—	274	274	10,327	10,601
Residential mortgage	1,737	—	402	5,557	7,696	1,209,279	1,216,975
Consumer installment	3,145	644	—	451	4,240	865,186	869,426
Home equity	1,767	788	1,267	1,979	5,801	585,011	590,812
Total	$14,502	$4,265	$2,287	$62,225	$83,279	$5,724,655	$5,807,934
Acquired Portfolio:
Commercial	$490	$532	$3,735	$—	$4,757	$379,607	$384,364
Commercial real estate	3,557	691	4,771	—	9,019	679,084	688,103
Real estate construction	—	—	—	—	—	35,685	35,685
Land development	—	—	1,154	—	1,154	10,090	11,244
Residential mortgage	1,370	—	2,081	—	3,451	209,210	212,661
Consumer installment	55	—	47	—	102	7,929	8,031
Home equity	847	78	1,007	—	1,932	121,193	123,125
Total	$6,319	$1,301	$12,795	$—	$20,415	$1,442,798	$1,463,213
December 31, 2014
Originated Portfolio:
Commercial	$4,033	$743	$170	$16,418	$21,364	$1,234,534	$1,255,898
Commercial real estate	7,515	1,383	—	24,966	33,864	1,170,562	1,204,426
Real estate construction	262	—	—	162	424	138,316	138,740
Land development	—	—	—	225	225	4,303	4,528
Residential mortgage	2,126	54	557	6,706	9,443	988,558	998,001
Consumer installment	3,620	512	—	500	4,632	814,746	819,378
Home equity	3,039	660	1,346	1,667	6,712	562,384	569,096
Total	$20,595	$3,352	$2,073	$50,644	$76,664	$4,913,403	$4,990,067
Acquired Portfolio:
Commercial	$133	$—	$5,427	$—	$5,560	$93,423	$98,983
Commercial real estate	2,014	352	11,052	—	13,418	339,804	353,222
Real estate construction	—	—	—	—	—	14,005	14,005
Land development	—	—	1,653	—	1,653	12,569	14,222
Residential mortgage	156	—	18	—	174	112,215	112,389
Consumer installment	55	3	454	—	512	9,680	10,192
Home equity	636	106	1,288	—	2,030	93,120	95,150
Total	$2,994	$461	$19,892	$—	$23,347	$674,816	$698,163

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation's TDRs at December 31, 2015 and 2014:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
December 31, 2015
Commercial loan portfolio	$29,844	$16,297	$32,682	$78,823
Consumer loan portfolio	17,966	3,071	3,251	24,288
Total	$47,810	$19,368	$35,933	$103,111
December 31, 2014
Commercial loan portfolio	$29,179	$15,271	$32,597	$77,047
Consumer loan portfolio	16,485	3,196	4,594	24,275
Total	$45,664	$18,467	$37,191	$101,322
The following schedule provides information on the Corporation's TDRs that were modified during the years ended December 31, 2015, 2014 and 2013:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Year ended December 31, 2015
Commercial loan portfolio:
Commercial	53	$11,446	$11,446
Commercial real estate	21	7,196	7,196
Real estate construction	2	400	400
Land development	1	305	305
Subtotal — commercial loan portfolio	77	19,347	19,347
Consumer loan portfolio (residential mortgage)	65	3,249	3,247
Total	142	$22,596	$22,594
Year ended December 31, 2014
Commercial loan portfolio:
Commercial	53	$13,781	$13,781
Commercial real estate	46	12,075	12,075
Real estate construction	—	—	—
Land development	1	72	72
Subtotal — commercial loan portfolio	100	25,928	25,928
Consumer loan portfolio (residential mortgage)	119	4,184	4,158
Total	219	$30,112	$30,086
Year ended December 31, 2013
Commercial loan portfolio:
Commercial	57	$12,123	$12,123
Commercial real estate	49	16,222	16,222
Real estate construction	4	575	575
Land development	4	1,958	1,958
Subtotal — commercial loan portfolio	114	30,878	30,878
Consumer loan portfolio (residential mortgage)	85	4,943	4,840
Total	199	$35,821	$35,718

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
The following schedule includes TDRs for which there was a payment default during the years ended December 31, 2015, 2014 and 2013, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Years Ended December 31,
	2015		2014		2013
	Number of Loans	Principal Balance at Year End	Number of Loans	Principal Balance at Year End	Number of Loans	Principal Balance at Year End

	(Dollars in thousands)
Commercial loan portfolio:
Commercial	1	$1,206	7	$885	23	$2,745
Commercial real estate	5	1,016	6	2,352	8	4,278
Real estate construction	—	—	—	—	3	371
Land development	—	—	—	—	2	1,526
Subtotal — commercial loan portfolio	6	2,222	13	3,237	36	8,920
Consumer loan portfolio (residential mortgage)	3	65	12	259	22	1,826
Total	9	$2,287	25	$3,496	58	$10,746
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the year ended December 31, 2015 and details regarding the balance in the allowance and the recorded investment in loans at December 31, 2015 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the year ended December 31, 2015:
Beginning balance	$44,156	$28,803	$2,724	$75,683
Provision for loan losses	7,275	1,949	(2,724)	6,500
Charge-offs	(6,385)	(7,116)	—	(13,501)
Recoveries	2,188	2,458	—	4,646
Ending balance	$47,234	$26,094	$—	$73,328
Allowance for loan losses balance at December 31, 2015 attributable to:
Loans individually evaluated for impairment	$6,197	$192	$—	$6,389
Loans collectively evaluated for impairment	41,037	25,902	—	66,939
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$47,234	$26,094	$—	$73,328
Recorded investment (loan balance) at December 31, 2015:
Loans individually evaluated for impairment	$100,379	$21,037	$—	$121,416
Loans collectively evaluated for impairment	3,030,342	2,656,176	—	5,686,518
Loans acquired with deteriorated credit quality	1,119,396	343,817	—	1,463,213
Total	$4,250,117	$3,021,030	$—	$7,271,147

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
The allowance attributable to acquired loans of $0.5 million at December 31, 2014 was primarily attributable to two consumer loan pools in the acquired loan portfolio that had a decline in expected cash flows. There were no material changes in expected cash flows for the acquired loan pools at December 31, 2015.
NOTE 5 — PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

	December 31,
	2015	2014
	(In thousands)
Cost:
Land and land improvements	$28,447	$27,402
Buildings	120,370	110,380
Equipment	77,882	68,540
Total cost	226,699	206,322
Accumulated depreciation	(120,382)	(108,826)
Total premises and equipment	$106,317	$97,496

NOTE 6 — GOODWILL
Goodwill was $287.4 million at December 31, 2015 and $180.1 million at December 31, 2014. During 2015, the Corporation acquired Lake Michigan and Monarch, which resulted in the recognition of goodwill for each transaction of $101.6 million and $5.3 million, respectively. During 2014, the Corporation acquired Northwestern, which resulted in the recognition of $60.0 million of goodwill. The Corporation also recorded additional goodwill in 2015 of $0.3 million related to the acquisition of Northwestern resulting from adjustments to the original acquisition date valuation of acquired assets and liabilities. Goodwill recognized in the Lake Michigan, Monarch and Northwestern transactions was primarily attributable to the synergies and economies of scale expected from combining their operations with the Corporation. None of the goodwill recorded in conjunction with the Lake Michigan, Monarch and Northwestern acquisitions is deductible for tax purposes.
Goodwill is subject to impairment testing annually and on an interim basis if events or changes in circumstances indicate assets might be impaired. The Corporation's most recent annual goodwill impairment assessment, which was performed as of October 31, 2015, did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events occurred that indicated impairment from the most recent assessment date through December 31, 2015 and that the Corporation's goodwill was not impaired at December 31, 2015.
NOTE 7 — OTHER INTANGIBLE ASSETS
The following table shows the net carrying value of the Corporation's other intangible assets:

	December 31,
	2015	2014
	(In thousands)
Other intangible assets:
Core deposit intangible assets	$26,654	$20,863
Non-compete intangible assets	328	—
Mortgage servicing rights (MSRs)	11,122	12,217
Total other intangible assets	$38,104	$33,080
Core Deposit Intangible Assets
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	December 31,
	2015	2014
	(In thousands)
Gross original amount	$40,055	$31,550
Accumulated amortization	13,401	10,687
Carrying amount	$26,654	$20,863
Amortization expense for the year ended December 31	$4,142	$2,029
In conjunction with the acquisitions of Lake Michigan on May 31, 2015 and Monarch on April 1, 2015, the Corporation recorded $8.0 million and $1.9 million, respectively, in core deposit intangible assets. In conjunction with the acquisition of Northwestern on October 31, 2014, the Corporation recorded $12.9 million in core deposit intangible assets.
The estimated future amortization expense on core deposit intangible assets for the years ending after December 31, 2015 is as follows: 2016 - $4.4 million; 2017 - $3.8 million; 2018 - $3.6 million; 2019 - $3.4 million; 2020 - $2.9 million; 2021 and thereafter - $8.6 million.
Non-compete Intangible Assets
In conjunction with the acquisition of Lake Michigan on May 31, 2015, the Corporation recorded $0.6 million in non-compete intangible assets with an amortization period of one year. There were no additions of non-compete intangible assets in 2014.

Mortgage Servicing Rights (MSRs)
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	December 31,
	2015	2014
	(In thousands)
Net carrying value of MSRs	$11,122	$12,217
Fair value of MSRs	$15,542	$14,979
Loans serviced for others that have servicing rights capitalized	$2,082,899	$2,093,140
The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected prepayment rates, discount rates, servicing costs and other economic factors that are based on current market conditions. The prepayment rates and the discount rate are the most significant factors affecting valuation of the MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Expected loan prepayment rates are validated by a third-party model. At December 31, 2015, the weighted average coupon rate, discount rate and constant prepayment rate (CPR) of the Corporation's $888 million originated servicing portfolio was 4.20%, 8.5% and 11.7%, respectively, while the weighted average coupon rate, discount rate and CPR of the Corporation's $1.20 billion acquired servicing portfolio was 4.07%, 10.1% and 10.41%, respectively. At December 31, 2014, the weighted average coupon rate, discount rate and CPR of the Corporation's $881 million originated servicing portfolio was 4.28%, 8.5% and 13.6%, respectively, while the weighted average coupon rate, discount rate and CPR of the Corporation's $1.21 billion acquired servicing portfolio was 4.08%, 10.1% and 11.7%, respectively.
The following shows activity for capitalized MSRs for the last three years:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$12,217	$3,423	$3,478
Acquired through acquisitions	1,284	9,235	—
Additions	1,476	1,075	1,528
Amortization	(4,055)	(1,316)	(1,583)
Change in valuation allowance	200	(200)	—
Balance at end of year	$11,122	$12,217	$3,423
Valuation allowance at December 31	$—	$200	$—
The Corporation acquired MSRs of $1.3 million in the acquisition of Monarch on April 1, 2015 and $9.2 million in the acquisition of Northwestern on October 31, 2014. MSRs are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. The MSR impairment valuation allowance recorded at December 31, 2014 related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction.

NOTE 8 — DEPOSITS
A summary of deposits follows:

	December 31,
	2015	2014
	(In thousands)
Noninterest-bearing demand	$1,934,583	$1,591,661
Interest-bearing demand	1,870,197	1,428,941
Savings	2,004,575	1,720,422
Time deposits over $100,000	701,830	557,476
Other time deposits	945,582	780,471
Total deposits	$7,456,767	$6,078,971
Excluded from total deposits are demand deposit account overdrafts (overdrafts) which have been classified as loans. At December 31, 2015 and 2014, overdrafts totaled $3.0 million and $4.3 million, respectively. Time deposits of $250,000 or more were $364 million at December 31, 2015 and $249 million at December 31, 2014. At December 31, 2015, time deposits with remaining maturities of less than one year were $904 million and time deposits with remaining maturities of one year or more were $743 million. The scheduled maturities of time deposits outstanding at December 31, 2015 were as follows: 2016 - $904 million; 2017 - $395 million; 2018 - $139 million; 2019 - $88 million; 2020 - $118 million; and 2021 and thereafter - $3 million.
NOTE 9 — SHORT-TERM BORROWINGS
A summary of short-term borrowings, which consisted of securities sold under agreements to repurchase, FHLB advances and federal funds purchased, follows:

	Ending Balance at Year-End	Weighted Average Interest Rate at Year-End	Average Amount Outstanding During Year	Weighted Average Interest Rate During Year	Maximum Outstanding at Any Month-End
	(Dollars in thousands)
2015
Securities sold under agreements to repurchase	$297,199	0.06%	$327,559	0.07%	$372,236
FHLB advances	100,000	0.34	89,208	0.23	280,000
Federal funds purchased	—	—	3,762	0.37	22,000
2014
Securities sold under agreements to repurchase	$304,467	0.11%	$326,056	0.12%	$361,231
FHLB advances	60,000	0.25	6,726	0.27	60,000
Federal funds purchased	25,000	0.40	2,003	0.40	25,000
2013
Securities sold under agreements to repurchase	$327,428	0.15%	$337,649	0.14%	$357,976

NOTE 10 — OTHER BORROWINGS
A summary of the Corporation's other borrowings follows:

	December 31, 2015
	Ending Balance	Weighted Average Interest Rate At Year-End
	(Dollars in thousands)
Long-term FHLB advances	$181,394	1.41%
Non-revolving line-of-credit	25,000	2.27
Securities sold under agreements to repurchase	17,453	0.27
Subordinated debentures	18,544	3.99
Total other borrowings	$242,391
During the third quarter of 2015, the Corporation borrowed $100 million of long-term FHLB advances, which consist of three- and five-year term fixed-rate advances with a weighted-average interest rate of 1.48%. In conjunction with the Lake Michigan and Monarch acquisitions, the Corporation acquired long-term FHLB advances totaling $81.5 million. These advances have a weighted average interest rate of 1.33% at December 31, 2015. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments. The scheduled reductions of long-term FHLB advances as of December 31, 2015 were as follows: 2016 - $7.1 million; 2017 - $47.1 million; 2018 - $67.1 million; 2019; - $0.1 million; and 2020 - $60.0 million.
FHLB advances are collateralized by a blanket lien on qualified one- to four-family residential mortgage loans. At December 31, 2015, the carrying value of these qualified loans was $1.34 billion. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $250 million at December 31, 2015.
Prepayments of fixed-rate advances are subject to prepayment fees under the provisions and conditions of the credit policy of the FHLB. On January 22, 2013, the Corporation paid off early all of its FHLB advances outstanding at that time of $34.3 million, resulting in a prepayment fee of $0.8 million. The Corporation did not incur any prepayment fees in 2015 or 2014.
The Corporation entered into a $25 million secured non-revolving line-of-credit in May 2015 with an unaffiliated third-party financial institution. The Corporation drew on the entire amount of the line-of-credit in order to partially fund the cash portion of the purchase price consideration for the Lake Michigan transaction. The line-of-credit bears a variable rate of interest which is based on the one-, two- or three-month LIBOR, as periodically selected by the Corporation, plus a fixed stated rate (effective interest rate of 2.27% at December 31, 2015), and matures in May 2016. The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at December 31, 2015. The line-of-credit is secured by all of the issued and outstanding stock of Chemical Bank.
In conjunction with the Lake Michigan acquisition, the Company acquired securities sold under agreements to repurchase with an unaffiliated financial institution of $23.7 million as of the acquisition date. These agreements are secured by available for-sale-securities. As of December 31, 2015, these agreements had scheduled maturities of $8.3 million in 2016 and $9.1 million in 2017.
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
LMFCTI issued $10.3 million in preferred securities in October 2002. This trust preferred subordinated debt, with a stated maturity date of October 2032, pays interest based on a floating rate tied to the three-month LIBOR plus 3.45% (effective interest rate based on par of 3.99% as of December 31, 2015). LMFCTII issued $8.2 million in preferred securities in May 2004. This trust preferred subordinated debt, with a stated maturity date of May 2034, pays interest based on a floating rate tied to the three-month LIBOR plus 2.7% (effective interest rate based on par of 3.24% as of December 31, 2015). Including the impact of recording these subordinated debentures at fair value at the acquisition date, the weighted-average cost of these obligations was 3.99% as of December 31, 2015. The Corporation may, at any time, redeem the LMFCTI or LMFCTII subordinated debentures at par. The Corporation has notified the respective trust's trustee of its intent to pay off these debt obligations during the first quarter of 2016.

NOTE 11 — EQUITY
Common Stock Repurchase Programs
From time to time, the board of directors of the Corporation approves common stock repurchase programs allowing management to repurchase shares of the Corporation's common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and the Corporation's market price per share.
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2015, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.
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
Preferred Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminated and replaced the previous class of 200,000 shares of preferred stock, that had been approved by shareholders on April 20, 2009, with a new class of 2,000,000 shares of preferred stock. As of December 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 45,000,000 to 60,000,000.
NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Net unrealized gains (losses) on investment securities — available-for-sale, net of related tax expense (benefit) of $(1,017) at December 31, 2015, $(113) at December 31, 2014 and ($1,335) at December 31, 2013	$(1,888)	$(210)	$(2,480)
Pension and other postretirement benefits adjustment, net of related tax benefit of $14,616 at December 31, 2015, $17,362 at December 31, 2014 and $9,714 at December 31, 2013	(27,144)	(32,243)	(18,040)
Accumulated other comprehensive loss	$(29,032)	$(32,453)	$(20,520)

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
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets follow:

	Fair Value Measurements — Recurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2015
Investment securities — available-for-sale:
U.S. Treasury securities	$5,765	$—	$—	$5,765
Government sponsored agencies	—	194,989	—	194,989
State and political subdivisions	—	15,120	—	15,120
Residential mortgage-backed securities	—	187,768	—	187,768
Collateralized mortgage obligations	—	132,230	—	132,230
Corporate bonds	—	14,627	—	14,627
Preferred stock and trust preferred securities	—	3,232	—	3,232
Total investment securities — available-for-sale	5,765	547,966	—	553,731
Loans held-for-sale	—	10,327	—	10,327
Total assets measured at fair value on a recurring basis	$5,765	$558,293	$—	$564,058
December 31, 2014
Investment securities — available-for-sale:
U.S. Treasury securities	$8,259	$—	$—	$8,259
Government sponsored agencies	—	263,503	—	263,503
State and political subdivisions	—	46,227	—	46,227
Residential mortgage-backed securities	—	239,807	—	239,807
Collateralized mortgage obligations	—	144,383	—	144,383
Corporate bonds	—	45,095	—	45,095
Preferred stock	—	1,590	—	1,590
Total investment securities — available-for-sale	8,259	740,605	—	748,864
Loans held-for-sale	—	9,128	—	9,128
Total assets measured at fair value on a recurring basis	$8,259	$749,733	$—	$757,992
There were no liabilities recorded at fair value on a recurring basis at December 31, 2015 or 2014.

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2015 and 2014, no goodwill was impaired and, therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets, non-compete intangible assets and MSRs. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2015 and 2014, there was no impairment identified for core deposit intangible assets or non-compete intangible assets. The fair value of MSRs is estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2014,the Corporation recognized a $0.2 million valuation allowance related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. As a result, the MSRs related to this servicing portfolio were considered to be recorded at fair value on a nonrecurring basis. At December 31, 2015, there was no impairment identified for MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follow:

	Fair Value Measurements — Nonrecurring Basis
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2015
Impaired originated loans	$—	$—	$42,065	$42,065
Other real estate/repossessed assets	—	—	9,935	9,935
Total	$—	$—	$52,000	$52,000
December 31, 2014
Impaired originated loans	$—	$—	$21,323	$21,323
Other real estate/repossessed assets	—	—	14,205	14,205
Mortgage servicing rights	—	—	8,691	8,691
Total	$—	$—	$44,219	$44,219
There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2015 and 2014.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2015 and 2014, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
Loans held-for-sale are carried at fair value, as the Corporation elected the fair value option on these loans. The fair value of loans held-for-sale are based on the market price for similar loans sold in the secondary market and, therefore, are classified as Level 2 valuations.

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
The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are equal to the amounts payable on demand. The fair values for variable-interest rate time deposits with defined maturities approximate their carrying amounts. Fair value measurements for fixed-interest rate time deposits with defined maturities are based on the discounted value of contractual cash flows, using the Corporation's interest rates currently being offered for deposits of similar maturities and are Level 3 valuations. However, if the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
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
A summary of carrying amounts and estimated fair values of the Corporation's financial instruments included in the consolidated statements of financial position follows:

	Level in Fair Value Measurement Hierarchy	December 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$238,789	$238,789	$183,020	$183,020
Investment securities:
Available-for-sale	Level 1	5,765	5,765	8,259	8,259
Available-for-sale	Level 2	547,966	547,966	740,605	740,605
Held-to-maturity	Level 2	509,471	512,405	305,913	308,650
Held-to-maturity	Level 3	500	300	10,500	7,090
Nonmarketable equity securities	NA	36,907	36,907	27,369	27,369
Loans held-for-sale	Level 2	10,327	10,327	9,128	9,128
Net loans	Level 3	7,197,819	7,201,994	5,612,547	5,623,454
Interest receivable	Level 2	21,953	21,953	17,492	17,492
Liabilities:
Deposits without defined maturities	Level 2	$5,809,355	$5,809,355	$4,741,024	$4,741,024
Time deposits	Level 3	1,647,412	1,647,412	1,337,947	1,340,015
Interest payable	Level 2	1,578	1,578	755	755
Short-term borrowings	Level 2	397,199	397,199	389,467	389,467
Other borrowings	Level 2	206,394	206,394	—	—
Other borrowings	Level 3	35,997	35,997	—	—

NOTE 14 — NONINTEREST INCOME
The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Service charges and fees on deposit accounts	$25,481	$22,414	$21,939
Wealth management revenue	20,552	16,015	13,989
Electronic banking fees	19,119	13,480	12,213
Mortgage banking revenue	6,133	5,041	5,336
Other fees for customer services	4,428	3,539	3,288
Insurance commissions	1,966	1,559	1,650
Gain on sale of investment securities	630	—	1,133
Bank owned life insurance	646	281	197
Rental income	466	145	97
Gain on sale of closed branch offices and other assets	266	—	478
Gain on sale of merchant card servicing business	—	400	—
Other	529	221	89
Total noninterest income	$80,216	$63,095	$60,409
NOTE 15 — OPERATING EXPENSES
The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Salaries and wages	$104,490	$83,229	$78,014
Employee benefits	23,430	19,328	18,405
Occupancy	18,213	15,842	13,934
Equipment and software	18,569	14,737	13,734
Outside processing and service fees	15,207	11,586	11,134
FDIC insurance premiums	5,485	4,307	4,362
Professional fees	4,842	3,570	3,771
Intangible asset amortization	4,389	2,029	1,909
Postage and express mail	3,313	3,418	3,051
Advertising and marketing	3,288	3,051	2,971
Training, travel and other employee expenses	3,224	2,480	2,512
Telephone	2,608	1,966	1,940
Supplies	2,216	1,897	1,670
Donations	1,375	1,155	2,829
Credit-related expenses	632	996	707
Acquisition-related expenses	7,804	6,388	—
Other	4,809	3,946	4,005
Total operating expenses	$223,894	$179,925	$164,948

NOTE 16 — RETIREMENT PLANS
Defined Benefit Pension Plan
The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation's salaried employees effective June 30, 2006. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service, up to a maximum of thirty years, and the employee's average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than 15 years of service or whose age plus years of service were less than 65 at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee's salary for the five years ended June 30, 2006. At December 31, 2015, the Corporation had 161 employees who were continuing to earn benefits under the Pension Plan. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those benefits expected to be earned in the future for employees whose benefits were not frozen at June 30, 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving 4% of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006. Pension Plan expense was $1.6 million in 2015, zero in 2014 and $1.7 million in 2013.
Supplemental Plan
The Corporation has a supplemental defined benefit pension plan, the Chemical Financial Corporation Supplemental Pension Plan (Supplemental Plan). The Corporation established the Supplemental Plan to provide payments to certain executive officers of the Corporation, as determined by the Compensation and Pension Committee. At December 31, 2015 and 2014, the only executive officer eligible for benefits under the Supplemental Plan was the Corporation's chief executive officer. The Internal Revenue Code limits both the amount of eligible compensation for benefit calculation purposes and the amount of annual benefits that may be paid from a tax-qualified retirement plan. The Supplemental Plan is designed to provide benefits to which executive officers of the Corporation would have been entitled, calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply. The Supplemental Plan is an unfunded plan and, therefore, has no assets. The Supplemental Plan's projected benefit obligation was $2.2 million and $2.1 million at December 31, 2015 and 2014, respectively. The Supplemental Plan's accumulated benefit obligation was $1.8 million and $2.0 million at December 31, 2015 and 2014, respectively. Supplemental Plan expense totaled $0.4 million in 2015, $0.3 million in 2014 and $0.2 million in 2013.
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
401(k) Savings Plan
The Corporation's 401(k) Savings Plan provides an employer match, in addition to a 4% contribution for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50% of the participants' elective deferrals on the first 4% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code. The 401(k) Savings Plan provides employees with the option to invest in the Corporation's common stock. The Corporation's match under the 401(k) Savings Plan was $1.6 million in 2015, $1.0 million in 2014 and $1.1 million in 2013. Employer contributions to the 401(k) Savings Plan for the 4% benefit for employees who are not grandfathered under the Pension Plan totaled $3.1 million in 2015, $2.3 million in 2014 and $2.3 million in 2013. The combined amount of the employer match and 4% contribution to the 401(k) Savings Plan totaled $4.7 million in 2015, $3.3 million in 2014 and $3.4 million in 2013.
Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB plan), a qualified defined benefit plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. Contributions made by the Corporation to the Pentegra DB Plan during 2015 totaled less than $0.1 million.
The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. Financial information for the Pentegra DB Plan, which maintains a June 30 year end, is made available through the public Form 5500 which is available by April 15th of the year following the plan year end. The Pentegra DB Plan was at least 80% funded as of its most recent year end. The Corporation's allocation of assets and liabilities in the Pentegra DB Plan totaled $3.7 million and $2.6 million, respectively, as of the plan's most recent year end, and the Corporation's allocation of assets comprised less than 5% of the plan's total assets at that date.
Benefit Obligations and Plan Expenses
The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation's Pension and Postretirement Plans:

	Pension Plan		Postretirement Plan
	2015	2014	2015	2014
	(In thousands)
Projected benefit obligation:
Benefit obligation at beginning of year	$129,160	$105,914	$3,702	$3,477
Service cost	1,021	944	16	18
Interest cost	5,242	5,167	133	142
Net actuarial (gain) loss	(10,837)	21,314	(363)	312
Benefits paid	(4,713)	(4,179)	(241)	(247)
Benefit obligation at end of year	119,873	129,160	3,247	3,702
Fair value of plan assets:
Fair value of plan assets at beginning of year	130,775	128,829	—	—
Actual return on plan assets	868	6,125	—	—
Employer contributions	—	—	241	247
Benefits paid	(4,713)	(4,179)	(241)	(247)
Fair value of plan assets at end of year	126,930	130,775	—	—
Funded (unfunded) status at December 31	$7,057	$1,615	$(3,247)	$(3,702)
Accumulated benefit obligation	$109,583	$121,826	$3,247	$3,702
The decreases in the projected and accumulated benefit obligations of the Pension Plan during 2015 were primarily attributable to an increase in the discount rate used to value these benefit obligations and an increase in the retirement age assumptions. The Corporation did not make a contribution to the Pension Plan in either 2015 or 2014. The Corporation contributed $15.0 million to the Pension Plan in 2013. The Corporation is not required to make a contribution to the Pension Plan in 2016.
Weighted-average rate assumptions of the Pension and Postretirement Plans follow:

	Pension Plan			Postretirement Plan
	2015	2014	2013	2015	2014	2013
Discount rate used in determining benefit obligation — December 31	4.55%	4.15%	5.00%	4.23%	3.75%	4.27%
Discount rate used in determining expense	4.15	5.00	4.08	3.75	4.27	4.08
Expected long-term return on Pension Plan assets	6.75	7.00	7.00	—	—	—
Rate of compensation increase used in determining benefit obligation — December 31	3.50	3.50	3.50	—	—	—
Rate of compensation increase used in determining pension expense	3.50	3.50	3.50	—	—	—
Year 1 increase in cost of postretirement benefits	—	—	—	7.5	8.0	8.5

The weighted-average rate assumptions of the Supplemental Plan were the same as the Pension Plan for 2015, 2014 and 2013, except for the discount rate used in determining the benefit obligation for the Supplemental Plan, which was 4.51%, 4.07% and 4.87% at December 31, 2015, 2014 and 2013, respectively.
Net periodic pension cost (income) of the Pension and Postretirement Plans was as follows for the years ended December 31:

	Pension Plan			Postretirement Plan
	2015	2014	2013	2015	2014	2013
	(In thousands)
Service cost	$1,021	$944	$1,247	$16	$18	$18
Interest cost	5,242	5,167	4,603	133	142	143
Expected return on plan assets	(8,645)	(8,314)	(7,794)	—	—	—
Amortization of prior service credit	(5)	(1)	(1)	130	130	343
Amortization of net actuarial loss (gain)	3,962	2,159	3,670	(1)	(104)	(73)
Net cost (income)	$1,575	$(45)	$1,725	$278	$186	$431
The following schedule presents estimated future benefit payments under the Pension and Postretirement Plans for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible:

	Pension Plan	Postretirement Plan
	(In thousands)
2016	$5,223	$272
2017	5,400	272
2018	5,730	268
2019	6,094	270
2020	6,272	268
2021 - 2025	35,771	1,254
Total	$64,490	$2,604
For measurement purposes for the Postretirement Plan, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2016 were each assumed at 7.5%. These rates were assumed to decrease gradually to 5.0% in 2020 and remain at that level thereafter.
The assumed health care and dental cost trend rates could have a significant effect on the amounts reported for the Postretirement Plan. A one percentage-point change in these rates would have the following effects:

	One Percentage-Point
	Increase	Decrease
	(In thousands)
Effect on total of service and interest cost components in 2015	$13	$(12)
Effect on postretirement benefit obligation as of December 31, 2015	308	(269)
Pension Plan Assets
The assets of the Pension Plan are invested by the Wealth Management department of Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.
The Pension Plan's primary investment objective is long-term growth coupled with income. In consideration of the Pension Plan's fiduciary responsibilities, emphasis is placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. To meet the Pension Plan's long-term objective within the constraints of prudent management, target ranges have been set for the three primary asset classes: an equity securities range from 40% to 70%, a debt securities range from 20% to 60%, and a cash and cash equivalents and other range from 0% to 10%. Modest asset positions outside of these targeted ranges may occur due to the repositioning of assets within industries or other activity in the financial markets. Equity securities are primarily comprised of both individual securities and equity-based mutual funds, invested in either domestic or international markets. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities are comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government agencies and investment grade bonds issued by corporations. The notes and bonds purchased are primarily rated A or better by the major bond rating companies from diverse industries.
The Pension Plan's asset allocation by asset category was as follows:

	December 31,
Asset Category	2015	2014
Equity securities	68%	68%
Debt securities	31	30
Other	1	2
Total	100%	100%
The following schedule sets forth the fair value of the Pension Plan's assets and the level of the valuation inputs used to value those assets at December 31, 2015 and 2014:

Asset Category	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2015
Cash	$354	$—	$—	$354
Equity securities:
U.S. large- and mid-cap stocks(a)	55,709	—	—	55,709
U.S. small-cap mutual funds	4,749	—	—	4,749
International large-cap mutual funds	14,124	—	—	14,124
Emerging markets mutual funds	4,886	—	—	4,886
Chemical Financial Corporation common stock	7,219	—	—	7,219
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	—	2,815	—	2,815
Corporate bonds(b)	—	3,554	—	3,554
Mutual funds(c)	33,424	—	—	33,424
Other	96	—	—	96
Total	$120,561	$6,369	$—	$126,930
December 31, 2014
Cash	$2,594	$—	$—	$2,594
Equity securities:
U.S. large- and mid-cap stocks(a)	56,718	—	—	56,718
U.S. small-cap mutual funds	5,409	—	—	5,409
International large-cap mutual funds	14,805	—	—	14,805
Emerging markets mutual funds	6,004	—	—	6,004
Chemical Financial Corporation common stock	6,455	—	—	6,455
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	998	2,043	—	3,041
Corporate bonds(b)	—	6,814	—	6,814
Mutual funds(c)	28,795	—	—	28,795
Other	140	—	—	140
Total	$121,918	$8,857	$—	$130,775

(a)	Comprised of common stocks and mutual funds traded on U.S. Exchanges whose issuers had market capitalizations exceeding $3 billion.

(b)	Comprised of investment grade bonds of U.S. issuers from diverse industries.

(c)	Comprised primarily of fixed-income bonds issued by the U.S. Treasury and government sponsored agencies and bonds of U.S. and foreign issuers from diverse industries.

At both December 31, 2015 and 2014, equity securities included 210,663 shares of the Corporation's common stock. During each of 2015 and 2014, cash dividends of $0.2 million were paid on the Corporation's common stock held by the Pension Plan. The fair value of the Corporation's common stock held in the Pension Plan was $7.2 million at December 31, 2015 and $6.5 million at December 31, 2014, which represented 5.7% and 4.9% of Pension Plan assets at December 31, 2015 and 2014, respectively.
Accumulated Other Comprehensive Loss
The following sets forth the changes in accumulated other comprehensive income (loss), net of tax, related to the Corporation's Pension, Postretirement and Supplemental Plans during 2015:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Accumulated other comprehensive income (loss) at beginning of year	$(31,853)	$83	$(473)	$(32,243)
Comprehensive income (loss) adjustment:
Prior service costs (credits)	(3)	84	—	81
Net actuarial loss	4,565	235	218	5,018
Comprehensive income (loss) adjustment	4,562	319	218	5,099
Accumulated other comprehensive income (loss) at end of year	$(27,291)	$402	$(255)	$(27,144)
The estimated income (loss) that will be amortized from accumulated other comprehensive income (loss) into net periodic cost, net of tax, in 2016 is as follows:

	Pension Plan	Postretirement Plan	Supplemental Plan	Total
	(In thousands)
Prior service (costs) credits	$—	$(76)	$—	$(76)
Net gain (loss)	(1,468)	65	(20)	(1,423)
Total	$(1,468)	$(11)	$(20)	$(1,499)

NOTE 17 — SHARE-BASED COMPENSATION
The Corporation maintains a share-based compensation plan, under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the years ended December 31, 2015, 2014 and 2013, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $3.7 million, $2.9 million and $2.9 million, respectively.
During the year ended December 31, 2015, the Corporation granted options to purchase 244,165 shares of common stock, 85,645 restricted stock units and 12,059 shares of common stock to certain officers of the Corporation. On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At December 31, 2015, there were 1,274,477 shares of common stock available for future grants under the Corporation's share-based compensation plan.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.
The following summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)	Number Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (In Years)
$10.56 - 15.84	84,775	$13.31	4.73	84,775	$13.31	4.73
19.97 - 21.10	74,189	20.47	4.40	74,189	20.47	4.40
23.78 - 25.14	502,845	24.63	5.08	384,912	24.47	4.44
29.45 - 30.18	392,930	29.88	8.76	31,108	29.45	8.17
$10.56 - 30.18	1,054,739	$25.38	6.38	574,984	$22.58	4.68
The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $7.6 million and $4.9 million, respectively, at December 31, 2015. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2015 were calculated based on the closing market price of the Corporation's common stock on December 31, 2015 of $34.27 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, were not included in the aggregate intrinsic value reported.
At December 31, 2015, unrecognized compensation cost related to stock options totaled $3.3 million. This cost is expected to be recognized over a remaining weighted average period of approximately 3.5 years.

A summary of activity for the Corporation's stock options as of and during the three years ended December 31, 2015 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2012	314,765	$23.03	$6.92	997,222	$27.24
Activity during 2013:
Granted	244,719	25.14	7.40	244,719	25.14
Exercised	—	—	—	(100,145)	22.87
Vested	(127,443)	22.94	6.92	—	—
Expired or forfeited	(17,961)	23.34	6.98	(67,806)	32.27
Outstanding at December 31, 2013	414,080	24.29	7.19	1,073,990	26.84
Activity during 2014:
Granted	190,011	29.45	9.64	190,011	29.45
Exercised	—	—	—	(72,936)	24.67
Vested	(148,016)	23.43	6.98	—	—
Expired or forfeited	(23,876)	25.67	7.79	(153,754)	37.50
Outstanding at December 31, 2014	432,199	26.75	8.30	1,037,311	25.90
Activity during 2015:
Granted	244,165	30.18	8.40	244,165	30.18
Lake Michigan converted options	—	—	—	132,883	12.93
Exercised	—	—	—	(310,985)	25.10
Vested	(150,224)	25.57	7.80	—	—
Expired or forfeited	(46,385)	27.99	8.50	(48,635)	28.18
Outstanding at December 31, 2015	479,755	$28.75	$8.49	1,054,739	$25.38
Exercisable/vested at December 31, 2015				574,984	$22.58
The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2015	2014	2013
Expected dividend yield	3.50%	3.00%	3.50%
Risk-free interest rate	1.78%	2.16%	1.34%
Expected stock price volatility	39.1%	42.2%	42.1%
Expected life of options — in years	7.0	7.0	7.0
Weighted average fair value per share	$8.40	$9.64	$7.40
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
A summary of the activity for restricted stock units during the three years ended December 31, 2015 is presented below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2012	156,510	$20.83
Activity during 2013:
Granted	71,768	23.42
Converted into shares of common stock	(36,416)	22.44
Forfeited/expired	(3,330)	21.67
Outstanding at December 31, 2013	188,532	21.49
Activity during 2014:
Granted	73,468	27.49
Converted into shares of common stock	(52,008)	19.23
Forfeited/expired	(5,673)	24.31
Outstanding at December 31, 2014	204,319	24.14
Activity during 2015:
Granted	85,645	28.52
Converted into shares of common stock	(70,166)	22.51
Forfeited/expired	(11,809)	25.61
Outstanding at December 31, 2015	207,989	$26.41
At December 31, 2015, unrecognized compensation cost related to restricted stock unit awards totaled $3.2 million and is expected to be recognized over approximately 2.4 years.

NOTE 18 — FEDERAL INCOME TAXES
The provision for federal income taxes was less than that computed by applying the federal statutory income tax rate of 35% to pre-tax income, primarily due to tax-exempt interest income on investment securities and loans and income tax credits during 2015, 2014 and 2013. The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Tax at statutory rate	$43,341	$31,367	$28,388
Changes resulting from:
Tax-exempt interest income	(3,918)	(3,118)	(2,746)
Income tax credits, net	(2,557)	(1,624)	(1,615)
Other, net	134	875	273
Provision for federal income taxes	$37,000	$27,500	$24,300
Effective federal income tax rate	29.9%	30.7%	30.0%
The provision for federal income taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current expense	$31,300	$29,200	$23,665
Deferred expense (benefit)	5,700	(1,700)	635
Total federal income tax expense	$37,000	$27,500	$24,300
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant temporary differences that comprise the deferred tax assets and liabilities of the Corporation were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$24,863	$26,489
Acquisition-related fair value adjustments	29,280	19,457
Accrued expenses not currently deductible	9,331	7,819
Net operating loss carryforward	7,130	—
Premises and equipment	4,333	3,311
Nonaccrual loan interest	4,994	4,682
Other	15,296	9,418
Total deferred tax assets	95,227	71,176
Deferred tax liabilities:
Core deposit intangible assets	7,379	5,072
Goodwill	5,808	5,205
Mortgage servicing rights	3,893	4,276
Other	7,957	3,884
Total deferred tax liabilities	25,037	18,437
Net deferred tax assets	$70,190	$52,739
Management expects to realize the full benefits of the deferred tax assets recorded at December 31, 2015. The Corporation had no reserve for contingent income tax liabilities recorded at December 31, 2015 and 2014. The tax periods open to examination by the Internal Revenue Service include the years ended December 31, 2015, 2014, 2013 and 2012.

Upon the Corporation's acquisition of Monarch, there was an ownership change within the meaning of Internal Revenue Code Section 382. At April 1, 2015, Monarch had $22.6 million in gross federal net operating loss carryforwards that expire between 2028-2034, which the Corporation expects to utilize. The Corporation expects to utilize these net operating losses, in part, as Monarch was in a net unrealized built-in gain position as of the acquisition date. The Corporation had remaining gross federal net operating loss carryforwards of $20.4 million at December 31, 2015.
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
At December 31, 2015, total unused commitments to extend credit, standby letters of credit and undisbursed loan commitments were $1.59 billion, $39 million and $294 million, respectively. At December 31, 2014, total unused commitments to extend credit, standby letters of credit and undisbursed loan commitments were $1.08 billion, $41 million and $251 million, respectively. A significant portion of the unused commitments to extend credit and standby letters of credit outstanding as of December 31, 2015 expire one year from their contract date; however, $144 million of unused commitments to extend credit extend for more than five years.
The Corporation's unused commitments to extend credit and standby letters of credit have been estimated to have an immaterial realizable fair value, as historically the majority of these commitments have not been drawn upon and generally Chemical Bank does not receive fees in connection with these agreements. At both December 31, 2015 and December 31, 2014, the Corporation determined that there were no potential losses from standby letters of credit, and therefore, no reserve was needed at those dates.
Undisbursed loan commitments of $294 million at December 31, 2015 included $23 million of residential mortgage loans that were expected to be sold in the secondary market. The Corporation locked the interest rate to the customer (mortgage loan commitment) on the $23 million of loans that were expected to be sold in the secondary market and entered into best efforts forward contracts with the secondary market on these mortgage loan commitments at December 31, 2015. Best efforts forward contracts offset the interest rate risk of market interest rates changing between the date the interest rate is locked with the customer and the date the loan is sold in the secondary market. At December 31, 2014, the Corporation had mortgage loan commitments of $24 million included in loan commitments, with best efforts forward contracts on these loans at that date.
The Corporation has operating leases and other noncancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2034, including renewal option periods for those building leases that the Corporation expects to renew. Minimum payments due in each of the next five years and thereafter are as follows: 2016 - $14.8 million; 2017 - $12.2 million; 2018 - $6.4 million; 2019 - $3.9 million; 2020 - $2.4 million; 2021 and thereafter - $9.2 million. Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 3%. Total expense recorded under operating leases and other noncancelable contractual obligations was $15.6 million in 2015, compared to $12.4 million in 2014 and $11.6 million in 2013.
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

NOTE 20 — REGULATORY CAPITAL AND RESERVE REQUIREMENTS
Banking regulations require that banks maintain cash reserve balances in vault cash, with the FRB, or with certain other qualifying banks. The aggregate average amount of the regulatory balances required to be maintained by Chemical Bank was $65.3 million during 2015 and $46.3 million during 2014. During 2015, Chemical Bank satisfied its regulatory reserve requirements by maintaining a combination of vault cash balances and cash held with the FRB in excess of regulatory reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2015 or 2014.
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans or advances, from Chemical Bank to the Corporation. At December 31, 2015, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. During 2015, 2014 and 2013, Chemical Bank paid dividends to the Corporation totaling $56.9 million, $64.5 million and $24.5 million, respectively. At December 31, 2015, Chemical Bank was "well-capitalized" as defined by federal banking regulations. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets for the Corporation and Chemical Bank totaled $7.14 billion and $7.13 billion, respectively, at December 31, 2015, compared to $5.70 billion for both the Corporation and Chemical Bank at December 31, 2014.
In July 2013, the Federal Reserve Board and Federal Deposit Insurance Corporation (FDIC) approved final rules implementing the Basel Committee on Banking Supervision's (BCBS) capital guidelines for U.S. banks (commonly referred to as Basel III). Beginning January 1, 2015, the Basel III capital rules include a new minimum common equity Tier 1 capital to risk-weighted assets (CET) ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The Basel III capital rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
At December 31, 2015 and 2014, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in the mix or credit quality of assets.

The summary below compares the Corporation's and Chemical Bank's actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy. Amounts as of December 31, 2015 were based on the Basel III capital rules, which became effective January 1, 2015. Amounts as of December 31, 2014 were based on the regulatory capital rules in effect as of that date.

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total Capital to Risk-Weighted Assets:
Corporation	$841,257	11.8%	$571,509	8.0%	N/A	N/A
Chemical Bank	830,294	11.7	570,073	8.0	$712,591	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	767,929	10.7	428,631	6.0	N/A	N/A
Chemical Bank	756,966	10.6	427,555	6.0	570,073	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	753,815	10.6	321,474	4.5	N/A	N/A
Chemical Bank	756,966	10.6	320,666	4.5	463,184	6.5%
Leverage Ratio:
Corporation	767,929	8.6	356,396	4.0	N/A	N/A
Chemical Bank	756,966	8.5	355,911	4.0	444,888	5.0
December 31, 2014
Total Capital to Risk-Weighted Assets:
Corporation	$705,130	12.4%	$456,302	8.0%	N/A	N/A
Chemical Bank	654,031	11.5	455,633	8.0	$569,541	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	633,779	11.1	228,151	4.0	N/A	N/A
Chemical Bank	582,783	10.2	227,816	4.0	341,725	6.0
Leverage Ratio:
Corporation	633,779	9.3	273,226	4.0	N/A	N/A
Chemical Bank	582,783	8.5	273,048	4.0	341,310	5.0

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
The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$86,830	$62,121	$56,808
Denominator for basic earnings per common share, weighted average common shares outstanding	36,081	31,367	28,183
Weighted average common stock equivalents	272	221	169
Denominator for diluted earnings per common share	36,353	31,588	28,352
Net income per common share:
Basic	$2.41	$1.98	$2.02
Diluted	2.39	1.97	2.00
The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 54,771 for the year ended December 31, 2015, 240,165 for the year ended December 31, 2014 and 356,328 for the year ended December 31, 2013.

NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS
Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

	December 31,
Condensed Statements of Financial Position	2015	2014
	(In thousands)
Assets:
Cash at subsidiary bank	$28,884	$45,820
Investment in subsidiaries	1,023,285	745,045
Premises and equipment	3,632	3,601
Goodwill	1,092	1,092
Other assets	13,051	4,654
Total assets	$1,069,944	$800,212
Liabilities and Shareholders' Equity:
Other liabilities	$10,426	$3,079
Non-revolving line of credit	25,000	—
Subordinated debentures	18,544	—
Shareholders' equity	1,015,974	797,133
Total liabilities and shareholders' equity	$1,069,944	$800,212

	Years Ended December 31,
Condensed Statements of Income	2015	2014	2013
	(In thousands)
Income:
Cash dividends from subsidiaries	$56,860	$64,468	$24,488
Other income	144	95	390
Total income	57,004	64,563	24,878
Expenses:
Interest expense	761	42	—
Operating expenses	7,794	7,200	4,735
Total expenses	8,555	7,242	4,735
Income before income taxes and equity in undistributed net income of subsidiaries	48,449	57,321	20,143
Federal income tax benefit	2,582	2,302	1,556
Equity in undistributed net income of subsidiaries	35,799	2,498	35,109
Net income	$86,830	$62,121	$56,808

	Years Ended December 31,
Condensed Statements of Cash Flows	2015	2014	2013
	(In thousands)
Operating Activities:
Net income	$86,830	$62,121	$56,808
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,478	2,931	2,854
Gain on sale of available-for-sale investment securities	—	—	(245)
Depreciation of premises and equipment	318	327	416
Equity in undistributed net income of subsidiaries	(35,799)	(2,498)	(35,109)
Net (increase) decrease in other assets	2,873	1,101	(711)
Net increase (decrease) in other liabilities	(19,033)	(2,519)	563
Net cash provided by operating activities	38,667	61,463	24,576
Investing Activities:
Cash paid, net of cash assumed, in business combinations	(45,267)	(117,853)	—
Proceeds from redemption of available-for-sale investment securities	—	—	5,000
Purchases of premises and equipment, net	(320)	(26)	(9)
Net cash provided by (used in) investing activities	(45,587)	(117,879)	4,991
Financing Activities:
Cash dividends paid	(36,918)	(29,528)	(24,521)
Proceeds from issuance of common stock, net of issuance costs	—	76,175	53,925
Repayment of subordinated debt obligations	—	(10,310)	—
Proceeds from issuance of other borrowings	25,000	—	—
Proceeds from directors' stock purchase plan and exercise of stock options	2,473	1,242	806
Cash paid for payroll taxes upon conversion of restricted stock units	(571)	(701)	(379)
Net cash provided by (used in) financing activities	(10,016)	36,878	29,831
Net increase (decrease) in cash and cash equivalents	(16,936)	(19,538)	59,398
Cash and cash equivalents at beginning of year	45,820	65,358	5,960
Cash and cash equivalents at end of year	$28,884	$45,820	$65,358

NOTE 23 — SUMMARY OF QUARTERLY STATEMENTS OF INCOME (UNAUDITED)
The following quarterly information is unaudited. However, in the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$62,630	$69,679	$78,851	$80,629	$291,789
Interest expense	3,450	3,944	5,234	5,153	17,781
Net interest income	59,180	65,735	73,617	75,476	274,008
Provision for loan losses	1,500	1,500	1,500	2,000	6,500
Noninterest income	19,275	20,674	20,215	20,052	80,216
Operating expenses	51,020	56,785	58,265	57,824	223,894
Income before income taxes	25,935	28,124	34,067	35,704	123,830
Federal income tax expense	8,100	9,100	9,600	10,200	37,000
Net income	$17,835	$19,024	$24,467	$25,504	$86,830
Net income per common share:
Basic	$0.54	$0.54	$0.64	$0.67	$2.41
Diluted	0.54	0.54	0.64	0.66	2.39
Cash dividends declared per common share	0.24	0.24	0.26	0.26	1.00

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share data)
Interest income	$53,645	$55,180	$56,629	$61,807	$227,261
Interest expense	3,866	3,720	3,561	3,563	14,710
Net interest income	49,779	51,460	53,068	58,244	212,551
Provision for loan losses	1,600	1,500	1,500	1,500	6,100
Noninterest income	13,716	15,801	15,351	18,227	63,095
Operating expenses	42,182	42,425	42,702	52,616	179,925
Income before income taxes	19,713	23,336	24,217	22,355	89,621
Federal income tax expense	5,900	7,100	7,450	7,050	27,500
Net income	$13,813	$16,236	$16,767	$15,305	$62,121
Net income per common share:
Basic	$0.46	$0.54	$0.51	$0.47	$1.98
Diluted	0.46	0.54	0.51	0.46	1.97
Cash dividends declared per common share	0.23	0.23	0.24	0.24	0.94

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
Changes in Internal Controls Over Financial Reporting
There were no changes to the Corporation's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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
Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2015, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2015, its system of internal control over financial reporting was effective and meets the criteria of the "Internal Control — Integrated Framework (2013)." The Corporation's independent registered public accounting firm that audited the Corporation's consolidated financial statements included in this annual report has issued an attestation report on the Corporation's internal control over financial reporting as of December 31, 2015.

/s/ David B. Ramaker	/s/ Lori A. Gwizdala
David B. Ramaker	Lori A. Gwizdala
Chairman, Chief Executive Officer and President	Executive Vice President, Chief Financial Officer and Treasurer

February 26, 2016	February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited Chemical Financial Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan
February 26, 2016

Item 9B. Other Information.
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is set forth under the subheadings "Chemical Financial's Nominees for Election as Directors" and "Board Committees," and the headings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders and is here incorporated by reference.
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
Item 11. Executive Compensation.
Information required by this item is set forth under the headings "Executive Compensation," "Director Compensation," "Compensation Committee Report" and under the subheading "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders and is here incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the heading "Ownership of Chemical Financial Common Stock" in the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders and is here incorporated by reference.
The following table presents information about the registrant's equity compensation plans as of December 31, 2015:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	969,964	$26.44	1,577,558	(3)
Equity compensation plans not approved by security holders(2)	84,775	$13.31	—
Total	1,054,739	$25.38	1,577,558

(1)
Consists of the Chemical Financial Corporation Stock Incentive Plan of 2006 (2006 Plan), the Chemical Financial Corporation Stock Incentive Plan of 2012 (2012 Plan), the Chemical Financial Corporation Stock Incentive Plan of 2015 (2015 Plan) and the Chemical Financial Corporation Directors' Deferred Stock Plan. Stock options or other awards may no longer be granted under either the 2006 Plan or 2012 Plan.

(2)
At December 31, 2015, equity compensation plans not approved by shareholders consisted of the Lake Michigan Financial Corporation Stock Incentive Plan of 2003 and the Lake Michigan Financial Corporation Stock Incentive Plan of 2012 (collectively referred to as the "LMFC Stock Incentive Plans"). The LMFC Stock Incentive Plans granted non-statutory stock options that were awarded at the fair value of Lake Michigan Financial Corporation common stock on the date of grant. Effective as of the Corporation's acquisition of Lake Michigan Financial Corporation on May 31, 2015, each option outstanding under the LMFC Stock Incentive Plans ceased to represent a stock option for LMFC common stock and was converted into a stock option for common stock of the Corporation. Payment for the exercise of an option at the time of exercise may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options or other awards available for grant under the LMFC Stock Incentive Plans. As of December 31, 2015, there were 84,775 options to purchase the Corporation's common stock outstanding under the LMFC Stock Incentive Plans with a weighted average exercise price of $13.31 per share.

(3)	Represents 1,274,477 remaining available shares for future grant under the 2015 Plan and 303,081 remaining shares available for future issuance under the Directors' Deferred Stock Plan.
Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the capitalization of Chemical Financial Corporation.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is set forth under the subheadings "Board Committees" and "Transactions with Related Persons" in the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders and is here incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item is set forth under the heading "Independent Registered Public Accounting Firm" and subheading "Audit Committee" in the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders and is here incorporated by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)  (1)  Financial Statements. The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2015 and 2014
Consolidated Statements of Income for each of the three years in the period ended December 31, 2015
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2015
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015 Notes to Consolidated Financial Statements

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

2.4
Agreement and Plan of Merger, dated January 25, 2016. Previously filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated January 25, 2016, filed with the SEC on January 26, 2016. Here incorporated by reference.

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

10.4
Chemical Financial Corporation Supplemental Retirement Income Plan.* Previously filed as Exhibit 10.5 to the registrant's Registration Statement on Form S-4, filed with the SEC on February 19, 2010. Here incorporated by reference.

10.5
Chemical Financial Corporation Stock Incentive Plan of 2012.* Previously filed as Appendix A to the registrant's definitive proxy statement for the registrant's 2012 Annual Meeting of Shareholders, filed with the SEC on March 1, 2012. Here incorporated by reference.

10.6
Chemical Financial Corporation Directors' Deferred Stock Plan.* Previously filed as Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

10.7
Chemical Financial Corporation Stock Incentive Plan of 2015.* Previously filed as Appendix C to the registrant's definitive proxy statement for the registrant's 2015 Annual Meeting of Shareholders, filed with the SEC on March 6, 2015. Here incorporated by reference.

21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper Pavlik PLC.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation Directors' Deferred Stock Plan Audited Financial Statements and Notes.
101.1	Interactive Data File.

*	These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

The index of exhibits and any exhibits filed as part of the 2015 Form 10-K are accessible at no cost on the Corporation's web site at www.chemicalbankmi.com in the "Investor Information" section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission's web site at www.sec.gov. The Corporation will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Ms. Lori A. Gwizdala, Chief Financial Officer, Chemical Financial Corporation, 235 East Main Street, Midland, P.O. Box 569, Michigan 48640-0569.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.
CHEMICAL FINANCIAL CORPORATION

/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, CEO, President and Director
Principal Executive Officer

/s/ Lori A. Gwizdala
Lori A. Gwizdala
Executive Vice President, CFO and Treasurer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2016 by the following persons on behalf of the registrant and in the capacities indicated.
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
James R. Fitterling
Richard M. Lievense
Terence F. Moore
John E. Pelizzari
Larry D. Stauffer
Franklin C. Wheatlake

/s/ Lori A. Gwizdala
By Lori A. Gwizdala
Attorney-in-fact