Form 10-Q
period 2016-03-31
CHEMICAL FINANCIAL CORP
filed 2016-04-27
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of April 15, 2016, was 38,248,768 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and the Corporation. Words and phrases such as "anticipates," "believes," "continue," "estimates," "expects," "forecasts," "future," "intends," "is likely," "judgment," "look ahead," "look forward," "on schedule," "opinion," "opportunity," "plans," "potential," "predicts," "probable," "projects," "should," "strategic," "trend," "will," and variations of such words and phrases or similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, future asset levels, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation’s market share, expected performance and cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, opportunities to increase top line revenues, the Corporation’s ability to grow its core franchise, future cost savings and the Corporation’s ability to maintain adequate liquidity and capital based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators. All statements referencing future time periods are forward-looking.
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
This report also contains forward-looking statements regarding Chemical's outlook or expectations with respect to its planned merger with Talmer Bancorp, Inc. ("Talmer"), the expected costs to be incurred in connection with the transaction, the expected impact of the transaction on Chemical's future financial performance and consequences of the integration of Talmer into Chemical.
Risk factors relating both to the transaction and the integration of Talmer into Chemical after closing include, without limitation:

•
Completion of the transaction is dependent on, among other things, receipt of regulatory approvals and receipt of Chemical's and Talmer's shareholder approvals, the timing of which cannot be predicted with precision at this point and which may not be received at all.

•	The impact of the completion of the transaction on Chemical's financial statements will be affected by the timing of the transaction.

•
The transaction may be more expensive to complete and the anticipated benefits, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•
The integration of Talmer’s business and operations into Chemical, which will include conversion of Talmer’s operating systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Chemical's or Talmer’s existing businesses.

•
Chemical’s ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward. Specifically, Chemical may incur more credit losses than expected and customer attrition may be greater than expected.

In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of Chemical's Annual Report on Form 10-K for the year ended December 31, 2015. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

No Offer or Solicitation
This communication is not intended to and does not constitute an offer to sell or the solicitation of an offer to subscribe for or buy or an invitation to purchase or subscribe for any securities or the solicitation of any vote or approval in any jurisdiction pursuant to any merger agreement associated with the Talmer transaction or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.
Additional Information about the Transaction
Chemical has filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") to register the securities that the Talmer shareholders will receive if the transaction is consummated. The registration statement contains a prospectus for Chemical and a joint proxy statement to be used by Chemical and Talmer to solicit the required approvals of their respective shareholders of the merger and other relevant documents concerning the transaction. Chemical and Talmer may also file other documents with the SEC concerning the proposed merger. Before making an investment or voting decision, investors and shareholders of Chemical and Talmer are urged to read the registration statement, the prospectus and joint proxy statement, and any other relevant documents when they become available because they will contain important information about Chemical, Talmer, and the transaction. Investors will be able to obtain these documents free of charge at the SEC’s website at www.sec.gov. Copies of the documents filed with the SEC in connection with the merger can also be obtained, when available, without charge, from Chemical’s website at www.chemicalbankmi.com, or by contacting Chemical Financial Corporation, 235 East Main Street, P.O. Box 569, Midland, MI 48640-0569, Attention: Ms. Lori A. Gwizdala, Investor Relations, telephone 800-867-9757, or at Talmer’s website at www.talmerbank.com, or by contacting Talmer Bancorp, Inc., 2301 West Big Beaver Road, Suite 525, Troy, Michigan 48084, Attention: Mr. Brad Adams, Investor Relations, telephone 248-498-2862.
Participants in the Merger Solicitation
Chemical and Talmer, and their respective directors, executive officers, and certain other members of management and employees, may be soliciting proxies from Chemical and Talmer shareholders in favor of the transaction. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of Chemical and Talmer shareholders in connection with the proposed transaction are set forth in the prospectus and joint proxy statement filed with the SEC. Free copies of this document may be obtained as described above. Information about Chemical's directors and executive officers can be found in Chemical's definitive proxy statement in connection with its 2016 annual meeting of shareholders, as filed with the SEC on March 4, 2016, and other documents subsequently filed by Chemical with the SEC. Information about Talmer’s directors and executive officers can be found in Talmer’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on March 30, 2016, and other documents subsequently filed by Talmer with the SEC. Additional information regarding the interests of such participants are included in the prospectus and joint proxy statement and other relevant documents regarding the merger filed with the SEC when they become available.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	March 31, 2016	December 31, 2015	March 31, 2015
	(Unaudited)		(Unaudited)
Assets	(In thousands, except share data)
Cash and cash equivalents:
Cash and cash due from banks	$168,739	$194,136	$121,796
Interest-bearing deposits with the Federal Reserve Bank and other banks	122,635	44,653	272,142
Total cash and cash equivalents	291,374	238,789	393,938
Investment securities:
Available-for-sale, at fair value	514,015	553,731	680,644
Held-to-maturity (fair value - $525,593 at March 31, 2016, $512,705 at December 31, 2015 and $380,176 at March 31, 2015)	518,300	509,971	381,450
Total investment securities	1,032,315	1,063,702	1,062,094
Loans held-for-sale, at fair value	9,667	10,327	9,675
Loans	7,366,885	7,271,147	5,702,874
Allowance for loan losses	(70,318)	(73,328)	(75,256)
Net loans	7,296,567	7,197,819	5,627,618
Premises and equipment (net of accumulated depreciation of $121,762 at March 31, 2016, $120,382 at December 31, 2015 and $111,270 at March 31, 2015)	105,868	106,317	96,486
Goodwill	286,867	287,393	180,128
Other intangible assets	36,266	38,104	31,655
Interest receivable and other assets	244,708	246,346	150,041
Total Assets	$9,303,632	$9,188,797	$7,551,635
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,951,193	$1,934,583	$1,614,319
Interest-bearing	5,698,923	5,522,184	4,706,034
Total deposits	7,650,116	7,456,767	6,320,353
Interest payable and other liabilities	64,120	76,466	48,545
Securities sold under agreements to repurchase with customers	283,383	297,199	372,236
Short-term borrowings	—	100,000	—
Long-term borrowings	273,722	242,391	—
Total liabilities	8,271,341	8,172,823	6,741,134
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 2,000,000 shares at both March 31, 2016 and December 31, 2015 and 200,000 shares at March 31, 2015, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 60,000,000 shares at both March 31, 2016 and December 31, 2015 and 45,000,000 shares at March 31, 2015
Issued and outstanding — 38,248,489 shares at March 31, 2016, 38,167,861 shares at December 31, 2015 and 32,847,063 shares at March 31, 2015	38,248	38,168	32,847
Additional paid-in capital	725,874	725,280	565,851
Retained earnings	294,859	281,558	241,582
Accumulated other comprehensive loss	(26,690)	(29,032)	(29,779)
Total shareholders’ equity	1,032,291	1,015,974	810,501
Total Liabilities and Shareholders’ Equity	$9,303,632	$9,188,797	$7,551,635
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$74,401	$58,097
Interest on investment securities:
Taxable	1,929	2,307
Tax-exempt	2,665	1,906
Dividends on nonmarketable equity securities	256	198
Interest on deposits with the Federal Reserve Bank and other banks	213	122
Total interest income	79,464	62,630
Interest Expense
Interest on deposits	4,059	3,352
Interest on short-term borrowings	100	98
Interest on long-term borrowings	975	—
Total interest expense	5,134	3,450
Net Interest Income	74,330	59,180
Provision for loan losses	1,500	1,500
Net interest income after provision for loan losses	72,830	57,680
Noninterest Income
Service charges and fees on deposit accounts	5,720	5,916
Wealth management revenue	5,201	5,071
Other charges and fees for customer services	6,392	5,990
Mortgage banking revenue	1,405	1,403
Gain on sale of investment securities	19	579
Other	682	316
Total noninterest income	19,419	19,275
Operating Expenses
Salaries, wages and employee benefits	33,890	29,253
Occupancy	4,905	4,426
Equipment and software	4,404	4,398
Merger and acquisition-related transaction expenses	2,594	1,362
Other	13,094	11,581
Total operating expenses	58,887	51,020
Income before income taxes	33,362	25,935
Federal income tax expense	10,100	8,100
Net Income	$23,262	$17,835
Net Income Per Common Share:
Basic	$0.61	$0.54
Diluted	0.60	0.54
Cash Dividends Declared Per Common Share	0.26	0.24
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net income	$23,262	$17,835
Other comprehensive income (loss), net of tax:
Net unrealized gains on investment securities available-for-sale, net of tax expense of $1,470 and $1,262 for the three months ended March 31, 2016 and 2015, respectively	2,729	2,344
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $7 and $203 for the three months ended March 31, 2016 and 2015, respectively.	(12)	(376)
Adjustment for pension and other postretirement benefits, net of tax expense (benefit) of $(202) and $381 for the three months ended March 31, 2016 and 2015, respectively	(375)	706
Total other comprehensive income (loss), net of tax	2,342	2,674
Comprehensive income	$25,604	$20,509

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at December 31, 2014	$32,774	$565,166	$231,646	$(32,453)	$797,133
Comprehensive income			17,835	2,674	20,509
Cash dividends declared and paid of $0.24 per share			(7,899)		(7,899)
Shares issued – stock options	13	118			131
Shares issued – directors’ stock plans	11	305			316
Shares issued – restricted stock units	48	(492)			(444)
Share-based compensation	1	754			755
Balances at March 31, 2015	$32,847	$565,851	$241,582	$(29,779)	$810,501

Balances at December 31, 2015	$38,168	$725,280	$281,558	$(29,032)	$1,015,974
Comprehensive income			23,262	2,342	25,604
Cash dividends declared and paid of $0.26 per share			(9,961)		(9,961)
Shares issued – stock options	36	346			382
Shares issued – restricted stock units	43	(500)			(457)
Share-based compensation	1	748			749
Balances at March 31, 2016	$38,248	$725,874	$294,859	$(26,690)	$1,032,291

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating Activities
Net income	$23,262	$17,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	1,500
Gains on sales of loans	(1,296)	(1,589)
Proceeds from sales of loans	45,928	54,280
Loans originated for sale	(43,972)	(53,238)
Net gains from sales/writedowns of other real estate and repossessed assets	(547)	(570)
Depreciation of premises and equipment	2,775	2,479
Amortization of intangible assets	2,169	1,825
Net gains on sale of investment securities	(19)	(579)
Net amortization of premiums and discounts on investment securities	1,493	1,373
Share-based compensation expense	749	755
Net increase in interest receivable and other assets	(921)	(9,562)
Net decrease in interest payable and other liabilities	(11,875)	(7,038)
Net cash provided by operating activities	19,246	7,471
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	—	13,172
Proceeds from maturities, calls and principal reductions	42,925	57,449
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	8,133	7,542
Purchases	(16,965)	(72,748)
Net increase in loans	(101,915)	(20,233)
Proceeds from sales of other real estate and repossessed assets	2,901	3,693
Purchases of premises and equipment, net of disposals	(2,406)	(1,469)
Net cash used in investing activities	(67,327)	(12,594)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	234,102	247,244
Net decrease in time deposits	(40,753)	(5,862)
Net decrease in securities sold under agreements to repurchase with customers and other short-term borrowings	(113,816)	(17,231)
Proceeds from long-term borrowings	50,000	—
Repayment of long-term borrowings	(18,558)	—
Cash dividends paid	(9,961)	(7,899)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	382	447
Cash paid for payroll taxes upon conversion of share-based awards	(730)	(658)
Net cash provided by financing activities	100,666	216,041
Net increase in cash and cash equivalents	52,585	210,918
Cash and cash equivalents at beginning of period	238,789	183,020
Cash and cash equivalents at end of period	$291,374	$393,938
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,080	$3,426
Loans transferred to other real estate and repossessed assets	1,667	3,662
Federal income taxes paid	—	9,800
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Note 1: Significant Accounting Policies
Nature of Operations
Chemical Financial Corporation ("Corporation" or "Chemical") operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of four regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts and wealth management revenue.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Business Combinations
Pursuant to the guidance of Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"), the Corporation recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the acquisition-related transaction and restructuring costs expensed in the period incurred.
ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments may arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date for its May 31, 2015 acquisition of Lake Michigan Financial Corporation ("Lake Michigan"), as additional information is obtained, such as appraisals of collateral securing loans and other borrower information. In the event that a measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill being recorded in the period the adjustment was identified.
See Note 2 for further information regarding the Corporation's mergers and acquisitions, including its pending merger with Talmer Bancorp, Inc. ("Talmer").

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Originated Loans
Originated loans include all of the Corporation's portfolio loans, excluding loans acquired in business combinations, as further discussed below. Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.
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
Loans Acquired in a Business Combination
Loans acquired in a business combination ("acquired loans") consist of loans acquired on May 31, 2015 in the acquisition of Lake Michigan, on April 1, 2015 in the acquisition of Monarch Community Bancorp, Inc. ("Monarch"), on October 31, 2014 in the acquisition of Northwestern Bancorp, Inc. ("Northwestern"), and on April 30, 2010 in the acquisition of O.A.K. Financial Corporation ("OAK"). Acquired loans were recorded at fair value at the date of acquisition, without a carryover of the associated allowance for loan losses related to these loans, through a fair value discount that was, in part, attributable to deterioration in credit quality. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The fair value discount was recorded as a reduction of the acquired loans’ outstanding principal balances in the consolidated statement of financial position at the acquisition date.
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 2 pools in the acquisition of Lake Michigan, 2 pools in the acquisition of Monarch, 4 pools in the acquisition of Northwestern and 14 pools in the acquisition of OAK based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Loans Modified Under Troubled Debt Restructurings
Loans modified under troubled debt restructurings ("TDRs") involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan’s payment schedule or interest rate, which generally would not otherwise be considered. The Corporation’s TDRs include performing and nonperforming TDRs, which consist of originated loans that continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include originated loans that are in a nonaccrual status and are no longer accruing interest, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans. In accordance with ASC Topic 310-30, acquired loans are excluded from TDRs as these loans are accounted for in pools at net realizable value based on the principal and interest the Corporation expects to collect on such loans. At the time of modification (except for loans on nonaccrual status), a TDR is reported as a nonperforming TDR until a six-month payment history of principal and interest payments, in accordance with the terms of the loan modification, is sustained, at which time the Corporation moves the loan to a performing status ("performing TDR"). If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. All TDRs are accounted for as impaired loans and are included in the Corporation’s analysis of the allowance for loan losses. A TDR that has been renewed by a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer reported as a TDR.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

because the loans are recorded in pools at net realizable value based on the principal and interest the Corporation expects to collect on such loans.
Allowance for Loan Losses
The allowance for loan losses ("allowance") is presented as a reserve against loans. The allowance represents management’s assessment of probable loan losses inherent in the Corporation’s loan portfolio.
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
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans based on loan loss experience of other adversely-rated loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, with equal weighting placed on all of the years, loan loss trends giving consideration to estimated loss emergence periods and (iv) a reserve for qualitative factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At March 31, 2016, December 31, 2015 and March 31, 2015, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.
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
Bank-Owned Life Insurance
The Corporation has life insurance policies on certain key officers of Chemical Bank. The majority of the bank-owned life insurance policies of the Corporation were obtained through its acquisition of Lake Michigan. Bank-owned life insurance is recorded at the cash surrender value, net of surrender charges, and is included within other assets on the consolidated statements of financial position and changes in the cash surrender values are recorded as other noninterest income on the consolidated statements of income.
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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at March 31, 2016, December 31, 2015 or March 31, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

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
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.6 million and $0.1 million during the three months ended March 31, 2016, and 2015, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $21.1 million at March 31, 2016, $21.7 million at December 31, 2015 and $4.8 million at March 31, 2015. The increase in qualified affordable housing project investments at March 31, 2016, compared to March 31, 2015, was attributable to investments acquired as part of the Lake Michigan transaction.
Under the equity method, the Corporation's share of the earnings or losses are included in other operating expenses on the consolidated statements of income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $1.5 million and $1.7 million at March 31, 2016 and December 31, 2015, respectively. There were no investments in such projects accounted for under the equity method as of March 31, 2015.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in other liabilities on the consolidated statements of financial position. The Corporation's remaining unfunded equity contributions totaled $4.2 million and $8.0 million at March 31, 2016 and December 31, 2015.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of March 31, 2016, December 31, 2015 or March 31, 2015.
The Corporation consolidates variable interest entities ("VIEs") in which it is the primary beneficiary. In general, a VIE is an entity that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has the power to direct the activities and absorb losses or the right to receive benefits. The Corporation is a significant limited partner in the qualified affordable housing, federal historic and new market projects it has invested in. These projects meet the definition of VIEs. However, the Corporation is not the primary beneficiary of any of the VIEs in which it holds a limited partnership interest; therefore, the VIEs are not consolidated in the Corporation's consolidated financial statements.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At March 31, 2016, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase program.
Shelf Registration
On June 12, 2014, the Corporation filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") for an indeterminate amount of securities, which became immediately effective. The shelf registration statement provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the board of directors of the Corporation decides to do so.
Preferred Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminated and replaced the previous class of 200,000 shares of preferred stock, that had been approved by shareholders on April 20, 2009, with a new class of 2,000,000 shares of preferred stock. At March 31, 2016, no shares of preferred stock were issued and outstanding.
Common Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 45,000,000 to 60,000,000.
Legal Matters
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016-151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and Chemical. The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that Chemical allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. Talmer, Chemical and the individual defendants all believe that the claims asserted against each of them in the above-described lawsuits are without merit and intend to vigorously defend against these lawsuits.
On March 22, 2016, an additional putative class action and derivative complaint was filed in the Circuit Court for Oakland County, Michigan, by an individual purporting to be a shareholder of Talmer, styled Stephen Bushansky v. Gary Torgow et. al. Case No. 2016-152112-CB. This action contained similar allegations, claims, and requests for relief as the complaints filed in the Lee and City of Livonia lawsuits discussed above. The Bushansky lawsuit was voluntarily dismissed by the plaintiff as to all defendants, without prejudice, on April 18, 2016.
On April 6, 2016, a complaint was filed in the United States District Court for the Eastern District of Michigan by another purported shareholder of Talmer, styled Matthew Sciabacucchi v. Chemical Financial Corporation et. al., Docket No. 1:16-cv-11261. Mr. Sciabacucchi purports to bring this action “on behalf of himself and all others similarly situated.” This lawsuit alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, naming Talmer, Chemical, and several individuals as defendants.  The complaint alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction, rescind the transaction if it is consummated or award rescissory damages, order the Talmer directors to file a revised Registration Statement, declare that the Defendants violated Sections 14(a) and/or Section 20(a) of the Securities Exchange Act, as well as Rule 14a-9 promulgated thereunder, award the plaintiff all costs associated with bringing the action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. Talmer, Chemical and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit.
On April 25, 2016, a complaint was filed in the United States District Court for the Eastern District of Michigan by another purported shareholder of Talmer, styled Kevin Nicholl v. Chemical Financial Corporation et. al., Docket No. 1:16-cv-11482. The plaintiff names Talmer, Chemical, and several individuals as defendants. This lawsuit is styled as a class action and derivative action, and alleges breach of fiduciary duties as well as violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties as directors of Talmer by, among other things, entering into the proposed merger under various alleged conflicts of interest without regard to the fairness of the transaction to Talmer’s shareholders, using a flawed process in entering into the proposed merger that failed to maximize value for Talmer shareholders, and knowingly or recklessly attempting to unfairly deprive the Talmer shareholders of the true value of their investment in Talmer. The Complaint further alleges that the individual defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger, in violation of Section 14(a) of the Securities Exchange Act, and/or were control persons liable for these alleged violations under Section 20(a) of the Securities Exchange Act. The Complaint alleges that Chemical aided and abetted the alleged wrongdoing of the individual defendants, as described in the Complaint. The Complaint contains requests for relief that include, among other things, that the Court certify the action as a class and derivative action, declare that the individual defendants breached their fiduciary duties in entering into the transaction, direct the individual defendants to comply with their fiduciary duties to obtain a transaction in the best interest of Talmer’s shareholders, enjoin the proposed transaction unless an appropriate procedure or process is implemented to provide the best terms to Talmer’s shareholders, rescind the transaction if it is consummated, award the plaintiff the costs and disbursements of the action (including reasonable attorneys’ and experts’ fees), and grant such further equitable relief as the court deems just and proper. Talmer, Chemical and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit.
In addition, the Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.
Reclassifications
Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.
Adopted Accounting Pronouncements
Consolidation of Variable Interest Entities
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 is applicable to reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, ASU 2015-02 (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The adoption of ASU 2015-02 effective January 1, 2016 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Customer's Accounting for Cloud Computing Fees
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. The purpose of ASU 2015-05 is to clarify which fees paid in a cloud computing arrangement should be capitalized and which fees should be expensed as incurred. The adoption of ASU 2015-05 prospectively effective January 1, 2016 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
Pending Accounting Pronouncements
Recognition and Measurement
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 amends current guidance by: (i) requiring equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income, (ii) allowing an entity to measure equity investments that do not have readily determinable fair values at either fair value or cost minus impairment, if any, plus or minus changes in observable prices, with changes in measurement recognized in net income, (iii) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (v) requiring use the of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requiring recognition of changes in the fair value related to instrument-specific credit risk in other comprehensive income if the fair value option for financial liabilities is elected, (vii) requiring separate presentation in the financial statements of financial assets and financial liabilities by measurement category, and (8) clarifying that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for items (iv) and (vi) above. Early adoption of the other items mentioned above is not permitted. The adoption of ASU 2016-01 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, the Corporation will be required to recognize the following for all leases (with the exception of short-term leases): (i) a right to use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term and (ii) a lease liability, which is a liability that represents lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for public companies for interim and annual periods beginning after December 15, 2018. The adoption of ASU 2016-02 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees' maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016. The Corporation is currently evaluating the impact of ASU 2016-09 on the Corporation's consolidated financial condition and results of operations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Note 2: Mergers and Acquisitions
Pending Merger with Talmer Bancorp, Inc.
On January 25, 2016, the Corporation entered into an Agreement and Plan of Merger with Talmer. Under the terms of the merger agreement, each Talmer shareholder will receive $1.61 in cash and 0.4725 shares of the Corporation's common stock for each share of Talmer common stock, subject to adjustment in limited circumstances. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 25, 2016, the merger had a transaction value of approximately $1.1 billion. Following the completion of the merger, the Corporation intends to consolidate Talmer's wholly-owned subsidiary bank, Talmer Bank and Trust, with and into Chemical Bank. At December 31, 2015, Talmer had total assets of $6.6 billion, total loans of $4.8 billion and total deposits of $5.0 billion, including brokered deposits of $229 million. Talmer Bank and Trust is a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 80 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, Chicago, Illinois, northern Indiana, and Las Vegas, Nevada. Completion of the merger is subject to regulatory approval and the approval of the Corporation's and Talmer's shareholders, in addition to satisfaction of other customary closing conditions.
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
At the acquisition date, Lake Michigan added total assets of $1.24 billion, including total loans of $986 million, and total deposits of $925 million to the Corporation's consolidated statement of financial position. The Corporation recorded $101 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition. During the first quarter 2016, the Corporation obtained additional information regarding the valuation of deferred tax assets, which resulted in a decrease to goodwill recognized in the transaction of $0.5 million. In accordance with ASU 2015-16, no amounts were recorded in the consolidated statements of income during 2016 for these adjustments that would have been recorded in a previous reporting period had these adjustments been recognized as of the acquisition date.
Upon acquisition, the Lake Michigan loan portfolio had contractually required principal and interest payments receivable of $1.01 billion and $190.2 million, respectively, expected principal and interest cash flows of $986.1 million and $189.6 million, respectively, and a fair value of $985.5 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $22.6 million at the acquisition date, with $22.0 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $190.2 million at the date of acquisition. The outstanding contractual principal balance and the carrying amount of the Lake Michigan acquired loan portfolio were $804 million and $782 million, respectively, at March 31, 2016, compared to $864 million and $842 million, respectively, at December 31, 2015 and there was no related allowance for loan losses at those dates.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Upon acquisition, the Monarch loan portfolio had contractually required principal and interest payments receivable of $128.9 million and $37.8 million, respectively, expected principal and interest cash flows of $122.6 million and $37.1 million, respectively, and a fair value of $121.8 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $7.1 million at the acquisition date, with $6.3 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $37.9 million at the date of acquisition. The outstanding contractual principal balance and the carrying amount of the Monarch acquired loan portfolio were $107 million and $101 million, respectively, at March 31, 2016, compared to $115 million and $108 million, respectively as of December 31, 2015 and there was no related allowance for loan losses at those dates.
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
Upon acquisition, the Northwestern loan portfolio had contractually required principal and interest payments receivable of $507 million and $112 million, respectively, expected principal and interest cash flows of $481 million and $104 million, respectively, and a fair value of $475 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $34 million at the acquisition date, with $26 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $110 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $336 million and $305 million, respectively, at March 31, 2016, compared to $361 million and $330 million, respectively, at December 31, 2015 and $453 million and $421 million, respectively, at March 31, 2015.
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
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired OAK in an all-stock transaction for total consideration of $83.7 million. OAK provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK added total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. Upon acquisition, the OAK loan portfolio had contractually required principal payments receivable of $683 million and a fair value of $627 million. The outstanding contractual principal balance and the carrying amount of the OAK acquired loan portfolio were $196 million and $178 million, respectively, at March 31, 2016, compared to $204 million and $183 million, respectively, at December 31, 2015 and $255 million and $234 million, respectively, at March 31, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Lake Michigan	Monarch	North-western	OAK	Total
Three Months Ended March 31, 2016	(In thousands)
Balance at beginning of period	$152,999	$34,558	$82,623	$28,077	$298,257
Additions (reductions)*	(6,071)	128	(2,254)	1,516	(6,681)
Accretion recognized in interest income	(8,953)	(1,451)	(4,001)	(2,557)	(16,962)
Balance at end of period	$137,975	$33,235	$76,368	$27,036	$274,614

Three Months Ended March 31, 2015
Balance at beginning of period			$104,675	$33,286	$137,961
Additions (reductions)*			(1,410)	714	(696)
Accretion recognized in interest income			(4,998)	(3,207)	(8,205)
Balance at end of period			$98,267	$30,793	$129,060
*Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2016, December 31, 2015 and March 31, 2015:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
U.S. Treasury securities	$5,777	$20	$—	$5,797
Government sponsored agencies	177,537	591	491	177,637
State and political subdivisions	14,707	356	2	15,061
Residential mortgage-backed securities	178,498	899	248	179,149
Collateralized mortgage obligations	118,501	338	441	118,398
Corporate bonds	14,832	—	124	14,708
Preferred stock and trust preferred securities	2,888	377	—	3,265
Total	$512,740	$2,581	$1,306	$514,015
December 31, 2015
U.S. Treasury securities	$5,773	$—	$8	$5,765
Government sponsored agencies	195,711	78	800	194,989
State and political subdivisions	14,731	395	6	15,120
Residential mortgage-backed securities	189,452	538	2,222	187,768
Collateralized mortgage obligations	133,256	111	1,137	132,230
Corporate bonds	14,825	2	200	14,627
Preferred stock and trust preferred securities	2,888	344	—	3,232
Total	$556,636	$1,468	$4,373	$553,731
March 31, 2015
U.S. Treasury securities	$8,271	$31	$—	$8,302
Government sponsored agencies	249,642	889	101	250,430
State and political subdivisions	31,701	624	3	32,322
Residential mortgage-backed securities	218,299	1,358	56	219,601
Collateralized mortgage obligations	133,713	305	718	133,300
Corporate bonds	34,925	136	64	34,997
Preferred stock	1,389	303	—	1,692
Total	$677,940	$3,646	$942	$680,644

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
State and political subdivisions	$517,800	$9,493	$1,985	$525,308
Trust preferred securities	500	—	215	285
Total	$518,300	$9,493	$2,200	$525,593
December 31, 2015
State and political subdivisions	$509,471	$7,446	$4,512	$512,405
Trust preferred securities	500	—	200	300
Total	$509,971	$7,446	$4,712	$512,705
March 31, 2015
State and political subdivisions	$370,950	$6,852	$4,926	$372,876
Trust preferred securities	10,500	—	3,200	7,300
Total	$381,450	$6,852	$8,126	$380,176
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
As of March 31, 2015, the Corporation held a $10.0 million trust preferred investment security of Lake Michigan. With the acquisition of Lake Michigan, this investment was settled as of the acquisition date at par.
The following is a summary of the amortized cost and fair value of investment securities at March 31, 2016, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$167,082	$167,114
Due after one year through five years	293,731	294,443
Due after five years through ten years	45,820	45,935
Due after ten years	4,719	4,757
Preferred stock	1,388	1,766
Total	$512,740	$514,015
Investment Securities Held-to-Maturity:
Due in one year or less	$57,074	$57,148
Due after one year through five years	239,496	241,445
Due after five years through ten years	142,968	145,988
Due after ten years	78,762	81,012
Total	$518,300	$525,593

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at March 31, 2016, December 31, 2015 and March 31, 2015, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2016
Government sponsored agencies	$2,501	$1	$20,275	$490	$22,776	$491
State and political subdivisions	83,997	1,067	96,143	920	180,140	1,987
Residential mortgage-backed securities	54,163	63	63,869	185	118,032	248
Collateralized mortgage obligations	29,973	34	35,489	407	65,462	441
Corporate bonds	4,666	73	4,950	51	9,616	124
Trust preferred securities	—	—	285	215	285	215
Total	$175,300	$1,238	$221,011	$2,268	$396,311	$3,506
December 31, 2015
U.S. Treasury securities	$5,765	$8	$—	$—	$5,765	$8
Government sponsored agencies	114,640	292	21,681	508	136,321	800
State and political subdivisions	195,285	2,891	68,361	1,627	263,646	4,518
Residential mortgage-backed securities	169,226	2,146	3,435	76	172,661	2,222
Collateralized mortgage obligations	60,459	408	39,382	729	99,841	1,137
Corporate bonds	9,532	200	—	—	9,532	200
Trust preferred securities	—	—	300	200	300	200
Total	$554,907	$5,945	$133,159	$3,140	$688,066	$9,085
March 31, 2015
Government sponsored agencies	$27,889	$64	$18,896	$37	$46,785	$101
State and political subdivisions	156,010	1,989	49,839	2,940	205,849	4,929
Residential mortgage-backed securities	82,303	28	3,847	28	86,150	56
Collateralized mortgage obligations	22,694	22	41,061	696	63,755	718
Corporate bonds	4,989	11	14,946	53	19,935	64
Trust preferred securities	—	—	7,300	3,200	7,300	3,200
Total	$293,885	$2,114	$135,889	$6,954	$429,774	$9,068
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of March 31, 2016, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at March 31, 2016 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.
At March 31, 2016, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at March 31, 2016, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Note 4: Loans
Loan portfolio segments are defined as the level at which an entity develops and documents a systematic methodology to determine its allowance. The Corporation has two loan portfolio segments (commercial loans and consumer loans) that it uses in determining the allowance. Both quantitative and qualitative factors are used by management at the loan portfolio segment level in determining the adequacy of the allowance for the Corporation. Classes of loans are a disaggregation of an entity’s loan portfolio segments. Classes of loans are defined as a group of loans which share similar initial measurement attributes, risk characteristics, and methods for monitoring and assessing credit risk. The Corporation has six classes of loans, which are set forth below.
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
Real estate construction and land development — Real estate construction loans represent secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Land development loans represent secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at March 31, 2016, December 31, 2015 and March 31, 2015 were primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Commercial loan portfolio:
Commercial	$1,922,259	$1,905,879	$1,356,169
Commercial real estate	2,143,051	2,112,162	1,616,923
Real estate construction and land development	242,899	232,076	108,839
Subtotal	4,308,209	4,250,117	3,081,931
Consumer loan portfolio:
Residential mortgage	1,461,120	1,429,636	1,117,445
Consumer installment	897,078	877,457	844,066
Home equity	700,478	713,937	659,432
Subtotal	3,058,676	3,021,030	2,620,943
Total loans	$7,366,885	$7,271,147	$5,702,874

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

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
March 31, 2016

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
The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at March 31, 2016, December 31, 2015 and March 31, 2015:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

	Commercial	Commercial Real Estate	Real Estate Construction and Land Development	Total
	(In thousands)
March 31, 2016
Originated Portfolio:
Risk Grades 1-5	$1,466,094	$1,409,991	$196,982	$3,073,067
Risk Grade 6	43,129	44,210	1,163	88,502
Risk Grade 7	35,437	20,250	977	56,664
Risk Grade 8	17,595	25,858	546	43,999
Risk Grade 9	1,669	1	—	1,670
Subtotal	1,563,924	1,500,310	199,668	3,263,902
Acquired Portfolio:
Risk Grades 1-5	319,672	590,151	39,260	949,083
Risk Grade 6	25,978	17,692	1,539	45,209
Risk Grade 7	11,103	30,679	1,273	43,055
Risk Grade 8	1,582	4,219	1,159	6,960
Risk Grade 9	—	—	—	—
Subtotal	358,335	642,741	43,231	1,044,307
Total	$1,922,259	$2,143,051	$242,899	$4,308,209
December 31, 2015
Originated Portfolio:
Risk Grades 1-5	$1,418,301	$1,341,202	$183,323	$2,942,826
Risk Grade 6	34,727	31,036	180	65,943
Risk Grade 7	39,933	26,658	1,123	67,714
Risk Grade 8	26,459	25,163	521	52,143
Risk Grade 9	2,095	—	—	2,095
Subtotal	1,521,515	1,424,059	185,147	3,130,721
Acquired Portfolio:
Risk Grades 1-5	340,782	629,430	41,683	1,011,895
Risk Grade 6	28,321	23,926	2,556	54,803
Risk Grade 7	11,607	29,975	1,537	43,119
Risk Grade 8	3,654	4,772	1,153	9,579
Risk Grade 9	—	—	—	—
Subtotal	384,364	688,103	46,929	1,119,396
Total	$1,905,879	$2,112,162	$232,076	$4,250,117
March 31, 2015
Originated Portfolio:
Risk Grades 1-5	$1,176,021	$1,175,373	$96,497	$2,447,891
Risk Grade 6	40,999	44,248	738	85,985
Risk Grade 7	28,983	27,961	1,997	58,941
Risk Grade 8	18,904	24,760	953	44,617
Risk Grade 9	—	6	—	6
Subtotal	1,264,907	1,272,348	100,185	2,637,440
Acquired Portfolio:
Risk Grades 1-5	71,422	318,113	6,724	396,259
Risk Grade 6	11,299	7,786	253	19,338
Risk Grade 7	6,509	12,735	140	19,384
Risk Grade 8	2,032	5,941	1,537	9,510
Risk Grade 9	—	—	—	—
Subtotal	91,262	344,575	8,654	444,491
Total	$1,356,169	$1,616,923	$108,839	$3,081,931

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Consumer Loan Portfolio
The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are in nonaccrual status, contractually past due 90 days or more as to interest or principal payments or classified as a nonperforming TDR are considered to be in a nonperforming status. Nonaccrual TDRs in the consumer loan portfolio are included with nonaccrual loans, while other TDRs in the consumer loan portfolio are considered to be in a nonperforming status until they meet the Corporation’s definition of a performing TDR, at which time they are considered to be in a performing status.
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at March 31, 2016, December 31, 2015 and March 31, 2015:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
March 31, 2016
Originated Loans:
Performing	$1,253,670	$889,792	$582,485	$2,725,947
Nonperforming	8,498	360	3,007	11,865
Subtotal	1,262,168	890,152	585,492	2,737,812
Acquired Loans:
Performing	197,075	6,881	113,989	317,945
Nonperforming	1,877	45	997	2,919
Subtotal	198,952	6,926	114,986	320,864
Total	$1,461,120	$897,078	$700,478	$3,058,676
December 31, 2015
Originated Loans:
Performing	$1,207,945	$868,975	$587,566	$2,664,486
Nonperforming	9,030	451	3,246	12,727
Subtotal	1,216,975	869,426	590,812	2,677,213
Acquired Loans:
Performing	210,580	7,984	122,118	340,682
Nonperforming	2,081	47	1,007	3,135
Subtotal	212,661	8,031	123,125	343,817
Total	$1,429,636	$877,457	$713,937	$3,021,030
March 31, 2015
Originated Loans:
Performing	$998,196	$834,926	$565,992	$2,399,114
Nonperforming	9,376	433	2,299	12,108
Subtotal	1,007,572	835,359	568,291	2,411,222
Acquired Loans:
Performing	109,005	8,696	90,686	208,387
Nonperforming	868	11	455	1,334
Subtotal	109,873	8,707	91,141	209,721
Total	$1,117,445	$844,066	$659,432	$2,620,943

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Nonperforming Loans
A summary of nonperforming loans follows:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Nonaccrual loans:
Commercial	$19,264	$28,554	$18,904
Commercial real estate	25,859	25,163	24,766
Real estate construction and land development	546	521	953
Residential mortgage	5,062	5,557	6,514
Consumer installment	360	451	433
Home equity	2,328	1,979	1,870
Total nonaccrual loans	53,419	62,225	53,440
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	370	364	52
Commercial real estate	—	254	148
Residential mortgage	423	402	172
Home equity	679	1,267	429
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,472	2,287	801
Nonperforming TDRs:
Commercial loan portfolio	15,351	16,297	15,810
Consumer loan portfolio	3,013	3,071	2,690
Total nonperforming TDRs	18,364	19,368	18,500
Total nonperforming loans	$73,255	$83,880	$72,741
The Corporation’s nonaccrual loans at March 31, 2016, December 31, 2015 and March 31, 2015 included $32.5 million, $35.9 million and $37.3 million, respectively, of nonaccrual TDRs.
The Corporation had $2.3 million of residential mortgage loans that were in the process of foreclosure at March 31, 2016, compared to $2.9 million and $2.2 million at December 31, 2015 and March 31, 2015, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Impaired Loans
The following schedule presents impaired loans by classes of loans at March 31, 2016, December 31, 2015 and March 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
March 31, 2016
Impaired loans with a valuation allowance:
Commercial	$4,944	$4,949	$1,926
Commercial real estate	3,558	4,016	810
Residential mortgage	21,003	21,003	180
Subtotal	29,505	29,968	2,916
Impaired loans with no related valuation allowance:
Commercial	35,353	45,042	—
Commercial real estate	54,097	67,744	—
Real estate construction and land development	2,164	3,104	—
Residential mortgage	6,939	7,793	—
Consumer installment	405	418	—
Home equity	3,325	3,617	—
Subtotal	102,283	127,718	—
Total impaired loans:
Commercial	40,297	49,991	1,926
Commercial real estate	57,655	71,760	810
Real estate construction and land development	2,164	3,104	—
Residential mortgage	27,942	28,796	180
Consumer installment	405	418	—
Home equity	3,325	3,617	—
Total	$131,788	$157,686	$2,916
December 31, 2015
Impaired loans with a valuation allowance:
Commercial	$18,898	$19,426	$5,700
Commercial real estate	4,448	4,688	497
Residential mortgage	21,037	21,037	192
Subtotal	44,383	45,151	6,389
Impaired loans with no related valuation allowance:
Commercial	31,039	37,703	—
Commercial real estate	53,518	69,130	—
Real estate construction and land development	2,136	3,108	—
Residential mortgage	7,638	8,644	—
Consumer installment	498	512	—
Home equity	2,986	3,270	—
Subtotal	97,815	122,367	—
Total impaired loans:
Commercial	49,937	57,129	5,700
Commercial real estate	57,966	73,818	497
Real estate construction and land development	2,136	3,108	—
Residential mortgage	28,675	29,681	192
Consumer installment	498	512	—
Home equity	2,986	3,270	—
Total	$142,198	$167,518	$6,389

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
March 31, 2015
Impaired loans with a valuation allowance:
Commercial	$3,433	$3,527	$1,119
Commercial real estate	1,780	1,961	496
Residential mortgage	19,887	19,887	297
Subtotal	25,100	25,375	1,912
Impaired loans with no related valuation allowance:
Commercial	33,733	39,382	—
Commercial real estate	57,628	79,696	—
Real estate construction and land development	2,540	4,264	—
Residential mortgage	7,382	7,382	—
Consumer installment	444	444	—
Home equity	2,325	2,325	—
Subtotal	104,052	133,493	—
Total impaired loans:
Commercial	37,166	42,909	1,119
Commercial real estate	59,408	81,657	496
Real estate construction and land development	2,540	4,264	—
Residential mortgage	27,269	27,269	297
Consumer installment	444	444	—
Home equity	2,325	2,325	—
Total	$129,152	$158,868	$1,912
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $25.9 million, $25.3 million and $29.7 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, includes confirmed losses (partial charge-offs) of $19.9 million, $17.1 million and $14.8 million, respectively, and fair value discount adjustments of $6.0 million, $8.2 million and $14.9 million, respectively.
Impaired loans included $10.1 million, $12.8 million and $11.2 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $49.9 million, $47.8 million and $46.0 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The following schedule presents information related to impaired loans for the three months ended March 31, 2016 and 2015:

	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Three Months Ended March 31, 2016
Commercial	$45,017	$329
Commercial real estate	57,956	458
Real estate construction and land development	2,068	25
Residential mortgage	28,092	366
Consumer installment	387	1
Home equity	3,252	15
Total	$136,772	$1,194

Three Months Ended March 31, 2015
Commercial	$38,576	$289
Commercial real estate	60,240	525
Real estate construction and land development	2,515	27
Residential mortgage	27,352	331
Consumer installment	499	—
Home equity	2,352	8
Total	$131,534	$1,180
The following schedule presents the aging status of the recorded investment in loans by classes of loans at March 31, 2016, December 31, 2015 and March 31, 2015:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
March 31, 2016
Originated Portfolio:
Commercial	$4,069	$7,359	$370	$19,264	$31,062	$1,532,862	$1,563,924
Commercial real estate	3,096	376	—	25,859	29,331	1,470,979	1,500,310
Real estate construction and land development	216	—	—	546	762	198,906	199,668
Residential mortgage	757	23	423	5,062	6,265	1,255,903	1,262,168
Consumer installment	2,158	336	—	360	2,854	887,298	890,152
Home equity	1,632	323	679	2,328	4,962	580,530	585,492
Total	$11,928	$8,417	$1,472	$53,419	$75,236	$5,926,478	$6,001,714
Acquired Portfolio:
Commercial	$55	$70	$1,582	$—	$1,707	$356,628	$358,335
Commercial real estate	249	557	4,459	—	5,265	637,476	642,741
Real estate construction and land development	—	—	1,159	—	1,159	42,072	43,231
Residential mortgage	301	—	1,877	—	2,178	196,774	198,952
Consumer installment	59	—	45	—	104	6,822	6,926
Home equity	543	511	997	—	2,051	112,935	114,986
Total	$1,207	$1,138	$10,119	$—	$12,464	$1,352,707	$1,365,171

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2015
Originated Portfolio:
Commercial	$3,685	$1,230	$364	$28,554	$33,833	$1,487,682	$1,521,515
Commercial real estate	4,168	1,603	254	25,163	31,188	1,392,871	1,424,059
Real estate construction and land development	—	—	—	521	521	184,626	185,147
Residential mortgage	1,737	—	402	5,557	7,696	1,209,279	1,216,975
Consumer installment	3,145	644	—	451	4,240	865,186	869,426
Home equity	1,767	788	1,267	1,979	5,801	585,011	590,812
Total	$14,502	$4,265	$2,287	$62,225	$83,279	$5,724,655	$5,807,934
Acquired Portfolio:
Commercial	$490	$532	$3,735	$—	$4,757	$379,607	$384,364
Commercial real estate	3,557	691	4,771	—	9,019	679,084	688,103
Real estate construction and land development	—	—	1,154	—	1,154	45,775	46,929
Residential mortgage	1,370	—	2,081	—	3,451	209,210	212,661
Consumer installment	55	—	47	—	102	7,929	8,031
Home equity	847	78	1,007	—	1,932	121,193	123,125
Total	$6,319	$1,301	$12,795	$—	$20,415	$1,442,798	$1,463,213
March 31, 2015
Originated Portfolio:
Commercial	$10,121	$729	$52	$18,904	$29,806	$1,235,101	$1,264,907
Commercial real estate	7,238	2,267	148	24,766	34,419	1,237,929	1,272,348
Real estate construction and land development	340	—	—	953	1,293	98,892	100,185
Residential mortgage	1,246	88	172	6,514	8,020	999,552	1,007,572
Consumer installment	2,143	344	—	433	2,920	832,439	835,359
Home equity	1,728	197	429	1,870	4,224	564,067	568,291
Total	$22,816	$3,625	$801	$53,440	$80,682	$4,967,980	$5,048,662
Acquired Portfolio:
Commercial	$59	$5	$2,089	$—	$2,153	$89,109	$91,262
Commercial real estate	1,784	138	6,271	—	8,193	336,382	344,575
Real estate construction and land development	—	—	1,537	—	1,537	7,117	8,654
Residential mortgage	104	—	868	—	972	108,901	109,873
Consumer installment	3	1	11	—	15	8,692	8,707
Home equity	349	234	455	—	1,038	90,103	91,141
Total	$2,299	$378	$11,231	$—	$13,908	$640,304	$654,212

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s TDRs at March 31, 2016, December 31, 2015 and March 31, 2015:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
March 31, 2016
Commercial loan portfolio	$31,896	$15,351	$29,368	$76,615
Consumer loan portfolio	17,990	3,013	3,146	24,149
Total	$49,886	$18,364	$32,514	$100,764
December 31, 2015
Commercial loan portfolio	$29,844	$16,297	$32,682	$78,823
Consumer loan portfolio	17,966	3,071	3,251	24,288
Total	$47,810	$19,368	$35,933	$103,111
March 31, 2015
Commercial loan portfolio	$28,784	$15,810	$32,917	$77,511
Consumer loan portfolio	17,197	2,690	4,426	24,313
Total	$45,981	$18,500	$37,343	$101,824
The following schedule provides information on the Corporation's TDRs that were modified during the three months ended March 31, 2016 and 2015:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Three Months Ended March 31, 2016
Commercial loan portfolio:
Commercial	7	$3,832	$3,832
Commercial real estate	4	987	987
Subtotal – commercial loan portfolio	11	4,819	4,819
Consumer loan portfolio	7	204	204
Total	18	$5,023	$5,023

Three Months Ended March 31, 2015
Commercial loan portfolio:
Commercial	5	$1,932	$1,932
Commercial real estate	5	2,534	2,534
Subtotal – commercial loan portfolio	10	4,466	4,466
Consumer loan portfolio	10	336	336
Total	20	$4,802	$4,802
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The following schedule includes TDRs for which there was a payment default during the three months ended March 31, 2016 and 2015, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Three Months Ended March 31, 2016
Commercial loan portfolio:
Commercial	—	$—
Commercial real estate	1	933
Subtotal – commercial loan portfolio	1	933
Consumer loan portfolio	1	—
Total	2	$933

Three Months Ended March 31, 2015
Commercial loan portfolio:
Commercial	—	$—
Commercial real estate	3	759
Subtotal – commercial loan portfolio	3	759
Consumer loan portfolio	1	33
Total	4	$792
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three months ended March 31, 2016 and details regarding the balance in the allowance and the recorded investment in loans at March 31, 2016 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended March 31, 2016:
Beginning balance	$47,234	$26,094	$—	$73,328
Provision for loan losses	1,000	500	—	1,500
Charge-offs	(3,896)	(1,562)	—	(5,458)
Recoveries	330	618	—	948
Ending balance	$44,668	$25,650	$—	$70,318
Allowance for loan losses balance at March 31, 2016 attributable to:
Loans individually evaluated for impairment	$2,736	$180	$—	$2,916
Loans collectively evaluated for impairment	41,932	25,470	—	67,402
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$44,668	$25,650	$—	$70,318
Recorded investment (loan balance) at March 31, 2016:
Loans individually evaluated for impairment	$92,916	$21,003	$—	$113,919
Loans collectively evaluated for impairment	3,170,986	2,716,809	—	5,887,795
Loans acquired with deteriorated credit quality	1,044,307	320,864	—	1,365,171
Total	$4,308,209	$3,058,676	$—	$7,366,885

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

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
Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and other acquisitions. The Corporation recorded additional goodwill in the first quarter of 2016 of $0.5 million related to the 2015 acquisition of Lake Michigan resulting from adjustments to the original acquisition date valuation of acquired

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

assets and liabilities. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test performed as of October 31, 2015 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through March 31, 2016 and that the Corporation's goodwill was not impaired at March 31, 2016.
The following table shows the net carrying value of the Corporation’s intangible assets:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Goodwill	$286,867	$287,393	$180,128
Other intangible assets:
Core deposit intangible assets	$25,542	$26,654	$20,072
Non-compete intangible assets	246	328	—
Mortgage servicing rights	10,478	11,122	11,583
Total other intangible assets	$36,266	$38,104	$31,655
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Gross original amount	$40,055	$40,055	$30,122
Accumulated amortization	14,513	13,401	10,050
Carrying amount	$25,542	$26,654	$20,072
Amortization expense for the three months ended March 31	$1,112		$791
The estimated future amortization expense on core deposit intangible assets for periods ending after March 31, 2016 is as follows: 2016 — $3.2 million; 2017 — $3.8 million; 2018 — $3.6 million; 2019 — $3.4 million; 2020 — $2.9 million; 2021 and thereafter — $8.6 million. The non-compete intangible assets will be fully amortized during 2016.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Net carrying value of MSRs	$10,478	$11,122	$11,583
Fair value of MSRs	$13,909	$15,542	$14,378
Loans serviced for others that have servicing rights capitalized	$2,047,435	$2,082,899	$2,062,544
The following table shows the activity for capitalized MSRs:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$11,122	$12,217
Additions	331	400
Amortization	(975)	(1,034)
Balance at end of period	$10,478	$11,583
MSRs are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. There was no impairment valuation allowance recorded on the Corporation's MSRs at March 31, 2016 and December 31, 2015. There was a valuation allowance of $0.2 million as of March 31, 2015 related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern portfolio.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Net unrealized gains (losses) on investment securities – available-for-sale, net of related tax expense (benefit) of $446 at March 31, 2016, $(1,017) at December 31, 2015 and $946 at March 31, 2015	$829	$(1,888)	$1,758
Pension and other postretirement benefits adjustment, net of related tax benefit of $14,818 at March 31, 2016, $14,616 at December 31, 2015 and $16,981 at March 31, 2015	(27,519)	(27,144)	(31,537)
Accumulated other comprehensive loss	$(26,690)	$(29,032)	$(29,779)
Note 7: Borrowings
Short-term Borrowings
The Corporation had short-term borrowings, which generally have an original term to maturity of 30 days or less. Short-term borrowings consisted of short-term FHLB advances outstanding of $100 million at December 31, 2015. There were no short-term borrowings outstanding at March 31, 2016 or March 31, 2015.

Long-term Borrowings
A summary of the Corporation's long-term borrowings follows:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Long-term borrowings:
Long-term FHLB advances	$231,357	$181,394	$—
Securities sold under agreements to repurchase	17,365	17,453	—
Non-revolving line-of-credit	25,000	25,000	—
Subordinated debt obligations	—	18,544	—
Total long-term borrowings	$273,722	$242,391	$—
During the first quarter of 2016, the Corporation borrowed an additional $50 million of long-term FHLB advances, which has a five-year term fixed-rate advance with a weighted-average interest rate of 1.30%. Long-term FHLB advances have a combined weighted-average interest rate of 1.39%. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by eligible loans totaling $2.92 billion as of March 31, 2016. The scheduled reductions of long-term FHLB advances as of March 31, 2016 were as follows: 2016 - $7.1 million; 2017 - $47.1 million; 2018 - $67.1 million; 2019; - $0.1 million; and 2020 - $110.0 million.
Securities sold under agreements to repurchase are with an unaffiliated financial institution and are secured by available for-sale-securities. As of March 31, 2016, these agreements had scheduled maturities of $8.3 million in 2016 and $9.1 million in 2017.
The Corporation has a $25 million secured non-revolving line-of-credit with an unaffiliated third-party financial institution that matures in May 2016. The Corporation drew on the entire amount of the line-of-credit. This line-of-credit bears a variable rate of interest which is based on the one-, two- or three-month LIBOR, as periodically selected by the Corporation, plus a fixed stated rate (effective interest rate of 2.39% at March 31, 2016). The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at March 31, 2016.
As a result of the Lake Michigan transaction on May 31, 2015, the Corporation acquired subordinated debt obligations in the amount of $18.6 million. The Corporation fully repaid these debt obligations during the first quarter of 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Note 8: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of March 31, 2016, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets of the Corporation totaled $7.22 billion, $7.14 billion and $5.58 billion at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.
In July 2013, the Board of Governors of the Federal Reserve System ("Reserve Board") and FDIC approved final rules implementing the Basel Committee on Banking Supervision's ("BCBS") capital guidelines for U.S. banks (commonly referred to as "Basel III"). Beginning January 1, 2015, the Basel III capital rules include a new minimum common equity Tier 1 capital to risk-weighted assets ("CET Tier 1") ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The Basel III capital rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
At March 31, 2016, December 31, 2015 and March 31, 2015, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
March 31, 2016
Total Capital to Risk-Weighted Assets:
Corporation	$832,457	11.5%	$577,668	8.0%	N/A	N/A
Chemical Bank	840,372	11.7	576,068	8.0	$720,086	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	762,139	10.6	433,251	6.0	N/A	N/A
Chemical Bank	770,054	10.7	432,051	6.0	576,068	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	762,139	10.6	324,938	4.5	N/A	N/A
Chemical Bank	770,054	10.7	324,038	4.5	468,056	6.5
Leverage Ratio:
Corporation	762,139	8.5	357,773	4.0	N/A	N/A
Chemical Bank	770,054	8.6	357,190	4.0	446,488	5.0
December 31, 2015
Total Capital to Risk-Weighted Assets:
Corporation	$841,257	11.8%	$571,509	8.0%	N/A	N/A
Chemical Bank	830,294	11.7	570,073	8.0	$712,591	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	767,929	10.7	428,631	6.0	N/A	N/A
Chemical Bank	756,966	10.6	427,555	6.0	570,073	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	753,815	10.6	321,474	4.5	N/A	N/A
Chemical Bank	756,966	10.6	320,666	4.5	463,184	6.5
Leverage Ratio:
Corporation	767,929	8.6	356,396	4.0	N/A	N/A
Chemical Bank	756,966	8.5	355,911	4.0	444,888	5.0
March 31, 2015
Total Capital to Risk-Weighted Assets:
Corporation	$727,090	13.0%	$446,173	8.0%	N/A	N/A
Chemical Bank	676,488	12.1	445,471	8.0	$556,838	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	657,307	11.8	334,630	6.0	N/A	N/A
Chemical Bank	606,813	10.9	334,103	6.0	445,471	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	657,307	11.8	250,972	4.5	N/A	N/A
Chemical Bank	606,813	10.9	250,577	4.5	361,945	6.5
Leverage Ratio:
Corporation	657,307	9.1	289,948	4.0	N/A	N/A
Chemical Bank	606,813	8.4	289,840	4.0	362,300	5.0

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

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
March 31, 2016

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
Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2016
Investment securities – available-for-sale:
U.S. Treasury securities	$5,797	$—	$—	$5,797
Government sponsored agencies	—	177,637	—	177,637
State and political subdivisions	—	15,061	—	15,061
Residential mortgage-backed securities	—	179,149	—	179,149
Collateralized mortgage obligations	—	118,398	—	118,398
Corporate bonds	—	14,708	—	14,708
Preferred stock and trust preferred securities	—	3,265	—	3,265
Total investment securities – available-for-sale	5,797	508,218	—	514,015
Loans held-for-sale	—	9,667	—	9,667
Total assets measured at fair value on a recurring basis	$5,797	$517,885	$—	$523,682
December 31, 2015
Investment securities – available-for-sale:
U.S. Treasury securities	$5,765	$—	$—	$5,765
Government sponsored agencies	—	194,989	—	194,989
State and political subdivisions	—	15,120	—	15,120
Residential mortgage-backed securities	—	187,768	—	187,768
Collateralized mortgage obligations	—	132,230	—	132,230
Corporate bonds	—	14,627	—	14,627
Preferred stock and trust preferred securities	—	3,232	—	3,232
Total investment securities – available-for-sale	5,765	547,966	—	553,731
Loans held-for-sale	—	10,327	—	10,327
Total assets measured at fair value on a recurring basis	$5,765	$558,293	$—	$564,058
March 31, 2015
Investment securities – available-for-sale:
U.S. Treasury securities	$8,302	$—	$—	$8,302
Government sponsored agencies	—	250,430	—	250,430
State and political subdivisions	—	32,322	—	32,322
Residential mortgage-backed securities	—	219,601	—	219,601
Collateralized mortgage obligations	—	133,300	—	133,300
Corporate bonds	—	34,997	—	34,997
Preferred stock	—	1,692	—	1,692
Total investment securities – available-for-sale	8,302	672,342	—	680,644
Loans held-for-sale	—	9,675	—	9,675
Total assets measured at fair value on a recurring basis	$8,302	$682,017	$—	$690,319

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

There were no liabilities recorded at fair value on a recurring basis at March 31, 2016, December 31, 2015 or March 31, 2015.
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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At March 31, 2016, December 31, 2015 and March 31, 2015, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets, non-compete intangible assets, and MSRs. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2016, December 31, 2015 and March 31, 2015, there was no impairment identified for core deposit intangible assets or non-compete intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2015, the Corporation recognized a valuation allowance of $0.2 million related to impairment within certain pools attributable to the Corporation's servicing portfolio that was acquired in the Northwestern transaction. As a result, the MSRs related to this servicing portfolio were considered to be recorded at fair value on a nonrecurring basis. At March 31, 2016 and December 31, 2015, there was no impairment identified for MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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
March 31, 2016

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2016
Impaired originated loans	$—	$—	$30,925	$30,925
Other real estate/repossessed assets	—	—	9,248	9,248
Total	$—	$—	$40,173	$40,173
December 31, 2015
Impaired originated loans	$—	$—	$42,065	$42,065
Other real estate/repossessed assets	—	—	9,935	9,935
Total	$—	$—	$52,000	$52,000
March 31, 2015
Impaired originated loans	$—	$—	$23,730	$23,730
Other real estate/repossessed assets	—	—	14,744	14,744
Mortgage servicing rights	—	—	8,115	8,115
Total	$—	$—	$46,589	$46,589
There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2016, December 31, 2015 and March 31, 2015.
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At March 31, 2016, December 31, 2015 and March 31, 2015, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
March 31, 2016

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
Long-term borrowings consist of long-term FHLB advances, securities sold under agreements to repurchase with an unaffiliated financial institution, a non-revolving line-of-credit and subordinated debt obligations. Fair value measurements for long-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms. Long-term FHLB advances and the non-revolving line-of-credit included in long-term borrowings are Level 2 valuations, while securities sold under agreements to repurchase with an unaffiliated financial institution and subordinated debt obligations are Level 3 valuations.
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
March 31, 2016

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	March 31, 2016		December 31, 2015		March 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$291,374	$291,374	$238,789	$238,789	$393,938	$393,938
Investment securities:
Available-for-sale	Level 1	5,797	5,797	5,765	5,765	8,302	8,302
Available-for-sale	Level 2	508,218	508,218	547,966	547,966	672,342	672,342
Held-to-maturity	Level 2	517,800	525,308	509,471	512,405	370,950	372,876
Held-to-maturity	Level 3	500	285	500	300	10,500	7,300
Nonmarketable equity securities	NA	43,267	43,267	36,907	36,907	31,249	31,249
Loans held-for-sale	Level 2	9,667	9,667	10,327	10,327	9,675	9,675
Net loans	Level 3	7,296,567	7,297,375	7,197,819	7,201,994	5,627,618	5,633,217
Interest receivable	Level 2	26,010	26,010	21,953	21,953	19,816	19,816
Liabilities:
Deposits without defined maturities	Level 2	$6,043,457	$6,043,457	$5,809,355	$5,809,355	$4,988,268	$4,988,268
Time deposits	Level 3	1,606,659	1,609,073	1,647,412	1,647,412	1,332,085	1,335,605
Interest payable	Level 2	1,632	1,632	1,578	1,578	779	779
Short-term borrowings	Level 2	283,383	283,383	397,199	397,199	372,236	372,236
Long-term borrowings	Level 2	256,357	257,993	206,394	206,394	—	—
Long-term borrowings	Level 3	17,365	17,317	35,997	35,997	—	—
Note 10: Earnings Per Common Share
Basic earnings per common share for the Corporation is computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic earnings per common share excludes any dilutive effect of common stock equivalents.
Diluted earnings per common share for the Corporation is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents using the treasury stock method. Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Corporation’s share-based compensation plans, restricted stock units that may be converted to stock and stock to be issued under the deferred stock compensation plan for non-employee directors. For any period in which a net loss is recorded, the assumed exercise of stock options, restricted stock units that may be converted to stock and stock to be issued under the deferred stock compensation plan would have an anti-dilutive impact on the net loss per common share and thus are excluded in the diluted earnings per common share calculation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$23,262	$17,835
Denominator for basic earnings per common share, weighted average common shares outstanding	38,198	32,809
Weighted average common stock equivalents	323	235
Denominator for diluted earnings per common share	38,521	33,044
Basic earnings per common share	$0.61	$0.54
Diluted earnings per common share	$0.60	$0.54
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled zero and 121,050 for the three months ended March 31, 2016 and 2015, respectively.
Note 11: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During both the three-month periods ended March 31, 2016 and 2015, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $0.8 million.
During the three-month period ended March 31, 2016, the Corporation granted options to purchase 441,167 shares of common stock, 98,425 restricted stock units and 940 shares of common stock to certain officers of the Corporation. On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At March 31, 2016, there were 704,273 shares of common stock available for future grants under the Stock Incentive Plan of 2015.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.
A summary of activity for the Corporation’s stock options as of and for the three months ended March 31, 2016 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2015	479,755	$28.75	$8.49	1,054,739	$25.38
Granted	441,167	32.81	6.15	441,167	32.81
Exercised	—	—	—	(70,885)	20.69
Vested	(118,273)	28.30	8.40	—	—
Forfeited/expired	(8,783)	32.21	6.66	(8,783)	32.21
Outstanding at March 31, 2016	793,866	$31.03	$7.22	1,416,238	$27.89
Exercisable/vested at March 31, 2016				622,372	$23.88

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

The weighted-average remaining contractual terms were 7.4 years for all outstanding stock options and 5.1 years for exercisable stock options at March 31, 2016. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $11.0 million and $7.3 million, respectively, at March 31, 2016. The aggregate intrinsic values of outstanding and exercisable options at March 31, 2016 were calculated based on the closing market price of the Corporation’s common stock on March 31, 2016 of $35.69 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, are not included in the aggregate intrinsic value reported.
At March 31, 2016, unrecognized compensation expense related to stock options totaled $5.7 million and is expected to be recognized over a remaining weighted average period of 4.0 years.
The fair value of the stock options granted during the three months ended March 31, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.30%
Risk-free interest rate	1.39%
Expected stock price volatility	27.9%
Expected life of options – in years	6.5
Weighted average fair value of options granted	$6.15
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
A summary of the activity for restricted stock units as of and for the three months ended March 31, 2016 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2015	207,989	$26.41
Granted	98,425	30.40
Converted into shares of common stock	(42,812)	22.47
Forfeited/expired	(1,116)	30.29
Outstanding at March 31, 2016	262,486	$28.53
At March 31, 2016, unrecognized compensation expense related to restricted stock units totaled $5.6 million and is expected to be recognized over a remaining weighted average period of 2.9 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Defined Benefit Pension Plans
Service cost	$277	$273
Interest cost	1,358	1,332
Expected return on plan assets	(2,141)	(2,161)
Amortization of prior service credit	—	(1)
Amortization of unrecognized net loss	572	1,056
Net periodic benefit cost	$66	$499
Postretirement Benefit Plan
Service cost	$2	$4
Interest cost	33	33
Amortization of prior service cost	29	32
Amortization of unrecognized net gain	(24)	—
Net periodic benefit cost	$40	$69
The Corporation’s pension plan does not have a contribution requirement in 2016. The Corporation did not make a contribution to the pension plan during 2015. The discount rate used to compute the Corporation's pension plan expense for 2016 is 4.55%.
401(k) Savings Plan
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $1.3 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.
Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit pension plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all of the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made by the Corporation to the Pentegra DB Plan for the three months ended March 31, 2016.
Note 13: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At March 31, 2016, December 31, 2015 and March 31, 2015, the Corporation had $43 million, $39 million and $38 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at March 31, 2016, December 31, 2015 and March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation ("Corporation") during the periods included in the consolidated financial statements included in this report.
Critical Accounting Policies
The Corporation's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP"), Securities and Exchange Commission ("SEC") rules and interpretive releases and general practices within the industry in which the Corporation operates. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management has identified the determination of the allowance for loan losses, accounting for business combinations (including acquired loans), pension plan accounting, income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the board of directors. The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 and the more significant assumptions and estimates made by management are more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the Corporation's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.
Non-GAAP Financial Measures
This report contains references to financial measures which are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible equity to assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding merger and acquisition-related transaction expenses ("transaction expenses"), including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and operating expenses. These non-GAAP financial measures have been included as the Corporation believes they are helpful for investors to analyze and evaluate the Corporation's financial performance. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to the Corporation's GAAP results.

A reconciliation of the Corporation's non-GAAP financial measures follows:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands, except per share data)
Non-GAAP Operating Results
Net Income
Net income, as reported	$23,262	$25,504	$17,835
Transaction expenses, net of tax	1,686	1,355	885
Net income, excluding transaction expenses	$24,948	$26,859	$18,720
Diluted Earnings Per Share
Diluted earnings per share, as reported	$0.60	$0.66	$0.54
Effect of transaction expenses, net of tax	0.05	0.04	0.03
Diluted earnings per share, excluding transaction expenses	$0.65	$0.70	$0.57
Return on Average Assets
Return on average assets, as reported	1.01%	1.10%	0.98%
Effect of transaction expenses, net of tax	0.08	0.06	0.05
Return on average assets, excluding transaction expenses	1.09%	1.16%	1.03%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	9.2%	10.1%	9.0%
Effect of transaction expenses, net of tax	0.7	0.6	0.5
Return on average shareholders' equity, excluding transaction expenses	9.9%	10.7%	9.5%
Tangible Book Value (Period End)
Shareholders' equity, as reported	$1,032,291	$1,015,974	$810,501
Goodwill, CDI and noncompete agreements, net of tax	(297,821)	(299,123)	(187,991)
Tangible shareholders' equity	$734,470	$716,851	$622,510
Common shares outstanding	38,248	38,168	32,847
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$26.99	$26.62	$24.68
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$19.20	$18.78	$18.95
Tangible Shareholders' Equity to Tangible Assets (Period End)
Total assets	$9,303,632	$9,188,797	$7,551,635
Goodwill, CDI and noncompete agreements, net of tax	(297,821)	(299,123)	(187,991)
Tangible assets	$9,005,811	$8,889,674	$7,363,644
Tangible shareholders' equity to tangible assets	8.2%	8.1%	8.5%
Mergers, Acquisitions and Branch Closings
Pending Merger with Talmer Bancorp, Inc.
On January 25, 2016, the Corporation entered into an Agreement and Plan of Merger with Talmer Bancorp, Inc. ("Talmer"). Under the terms of the merger agreement, each Talmer shareholder will receive $1.61 in cash and 0.4725 shares of the Corporation's common stock for each share of Talmer common stock, subject to adjustment in limited circumstances. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 25, 2016, the merger had a transaction value of approximately $1.1 billion. Following the completion of the merger, the Corporation intends to consolidate Talmer's wholly-owned subsidiary bank, Talmer Bank and Trust, with and into Chemical Bank. At December 31, 2015, Talmer had total assets of $6.6 billion, including total loans of $4.8 billion, and total deposits of $5.0 billion, including brokered deposits of $229 million. Talmer Bank and Trust is a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 80 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, Chicago, Illinois, northern Indiana, and Las Vegas, Nevada. Completion of the merger is subject to regulatory approval and the approval of the Corporation's and Talmer's shareholders, in addition to satisfaction of other customary closing conditions.

Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all of the outstanding stock of Lake Michigan Financial Corporation ("Lake Michigan") for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company, owned The Bank of Holland and The Bank of Northern Michigan, which combined operated five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan were consolidated with and into Chemical Bank during the fourth quarter of 2015. The acquisition of Lake Michigan resulted in increases in the Corporation's total assets of $1.24 billion, including total loans of $986 million, and total deposits of $925 million. In connection with the acquisition of Lake Michigan, the Corporation recorded $101 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. ("Monarch") in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued 860,575 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank was consolidated with and into Chemical Bank during the second quarter of 2015. The acquisition of Monarch resulted in increases in the Corporation's total assets of $183 million, including total loans of $122 million, and total deposits of $144 million. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. ("Northwestern") for total cash consideration of $121 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. As of the October 31, 2014 acquisition date, Northwestern added total assets of $815 million, including total loans of $475 million, and total deposits of $794 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date and the Corporation consolidated four branches in communities where Chemical Bank and Northwestern had overlapping branches. In connection with the acquisition of Northwestern, the Corporation recorded $60 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation, located in the northeast and Battle Creek regions of Michigan, including $404 million in deposits and $44 million in loans ("branch acquisition transaction"). The Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits acquired, and the loans were purchased at a discount of 1.75%. In connection with the branch acquisition transaction, the Corporation recorded goodwill of $6.8 million, which represented the excess of the purchase price over the fair value of identifiable net assets acquired, and other intangible assets attributable to customer core deposits of $5.6 million.
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired O.A.K. Financial Corporation ("OAK") and OAK's wholly-owned bank subsidiary, Byron Bank, in an all-stock transaction for total consideration of $83.7 million. Byron Bank, which was subsequently consolidated with and into Chemical Bank, provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At April 30, 2010, OAK had total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. In connection with the acquisition of OAK, the Corporation recorded goodwill of $43.5 million, which represented the synergies and economies of scale expected from combining the operations of the Corporation and OAK. In addition, the Corporation recorded other intangible assets in conjunction with the acquisition of OAK of $9.8 million.

Branch Closings
On April 15, 2016, the Corporation closed eleven branch locations which were identified as having a small core deposit base and/or were in close proximity to other Chemical Bank branch locations.
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
Expenses associated with the closing of the aforementioned branch office locations were not significant, as the majority of the employees of these closed branch offices were transferred to other nearby Chemical Bank branch locations or other open positions within Chemical Bank.
Summary
The Corporation's net income was $23.3 million, or $0.60 per diluted share, in the first quarter of 2016, compared to net income of $25.5 million, or $0.66 per diluted share, in the fourth quarter of 2015 and net income of $17.8 million, or $0.54 per diluted share, in the first quarter of 2015. Transaction expenses totaled $2.6 million in the first quarter of 2016, $2.1 million in the fourth quarter of 2015 and $1.4 million in the first quarter of 2015. Excluding transaction expenses, net income was $24.9 million, or $0.65 per diluted share, in the first quarter of 2016, compared to $26.9 million, or $0.70 per diluted share, in the fourth quarter of 2015 and $18.7 million, or $0.57 per diluted share, in the first quarter of 2015. Net income, excluding transaction expenses, in the first quarter of 2016 was 7% lower than the fourth quarter of 2015 due to the impact in the first quarter of a higher effective federal tax rate, lower interest income resulting from one less day and lower seasonal loan fees and service charges, while the fourth quarter included a semi-annual Federal Reserve Bank ("FRB") dividend. Net income, excluding transaction expenses, in the first quarter of 2016 was 33% higher than the first quarter of 2015 due largely to acquisitions and strong organic loan growth over the past year.
Return on average assets, on an annualized basis, was 1.01% in the first quarter of 2016, compared to 1.10% in the fourth quarter of 2015 and 0.98% in the first quarter of 2015. Return on average equity, on an annualized basis, was 9.2% in the first quarter of 2016, compared to 10.1% in the fourth quarter of 2015 and 9.0% in the first quarter of 2015. Excluding transaction expenses, the Corporation's return on average assets was 1.09% during the first quarter of 2016, compared to 1.16% in the fourth quarter of 2015 and 1.03% in the first quarter of 2015 and the Corporation's return on average shareholders' equity was 9.9% in the first quarter of 2016, compared to 10.7% in the fourth quarter of 2015 and 9.5% in the first quarter of 2015.
Financial Condition
Total Assets
Total assets were $9.30 billion at March 31, 2016, an increase of $115 million, or 1.2%, from total assets of $9.19 billion at December 31, 2015, and an increase of $1.75 billion, or 23%, from total assets of $7.55 billion at March 31, 2015.
Interest-earning assets were $8.57 billion at March 31, 2016, an increase of $148 million, or 1.8%, from interest-earning assets of $8.43 billion at December 31, 2015, and an increase of $1.50 billion, or 21%, from interest-earning assets of $7.08 billion at March 31, 2015.
The increases in total assets and interest-earning assets during the three months ended March 31, 2016 were primarily due to loan growth and an increase in interest-bearing balances at the FRB resulting from a seasonal increase in municipal deposit accounts. The increases in total assets and interest-earning assets during the twelve-month period ended March 31, 2016 were attributable to a combination of the Lake Michigan and Monarch acquisitions and loan growth that was partially funded by an increase in customer deposits. Lake Michigan and Monarch added total assets of $1.24 billion and $183 million, respectively, and interest-earning assets of $1.08 billion and $143 million, respectively, as of the respective acquisition dates.
Investment Securities
The carrying value of investment securities totaled $1.03 billion at March 31, 2016, compared to $1.06 billion at both December 31, 2015 and March 31, 2015. The Corporation acquired $67 million of investment securities in the Lake Michigan transaction. In addition, the Corporation utilized maturing available-for-sale investment securities during 2015 to significantly increase its holdings in state and political subdivisions and to partially fund loan growth. The Corporation has increased its holdings in state and political subdivisions as it has been able to identify municipal investments within its operating markets that both met its investment objectives and provided an attractive yield when compared to other investment options.
A summary of the composition of the carrying value of the Corporation's investment securities portfolio follows:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Available-for-sale:
U.S. Treasury securities	$5,797	$5,765	$8,302
Government sponsored agencies	177,637	194,989	250,430
State and political subdivisions	15,061	15,120	32,322
Residential mortgage-backed securities	179,149	187,768	219,601
Collateralized mortgage obligations	118,398	132,230	133,300
Corporate bonds	14,708	14,627	34,997
Preferred stock and trust preferred securities	3,265	3,232	1,692
Total available-for-sale investment securities	514,015	553,731	680,644
Held-to-maturity:
State and political subdivisions	517,800	509,471	370,950
Trust preferred securities	500	500	10,500
Total held-to-maturity investment securities	518,300	509,971	381,450
Total investment securities	$1,032,315	$1,063,702	$1,062,094
At March 31, 2016, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt obligations issued by the U.S. Department of Treasury, totaling $5.8 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and the Student Loan Marketing Corporation, totaling $177.6 million; state and political subdivisions debt obligations, comprised of general debt obligations of issuers primarily located in the State of Michigan and revenue bonds of certain hospitals and public schools and universities located in the State of Michigan, totaling $532.9 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $179.1 million; collaterized mortgage obligations (CMOs), comprised of approximately 75% fixed-rate and 25% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $118.4 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $14.7 million; and preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both a publicly-traded bank holding company and a small non-public bank holding company, totaling $3.8 million. Fixed-rate instruments comprised approximately 90% of the Corporation's investment securities portfolio at March 31, 2016. The Corporation's investment securities portfolio as of March 31, 2016 had a weighted average life of approximately 3.2 years and an effective duration of approximately 2.1 years.
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
The Corporation's investment securities portfolio, with a carrying value of $1.03 billion at March 31, 2016, had gross unrealized losses of $3.5 million at that date. The Corporation's investment securities portfolio had gross unrealized losses of $9.1 million at both December 31, 2015 and March 31, 2015. Management believed that the unrealized losses on investment securities at March 31, 2016 were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the unrealized losses in its investment securities portfolio at March 31, 2016 was temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended March 31, 2016. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the unrealized loss impairment was temporary in nature follows.
At March 31, 2016, the gross unrealized losses in the Corporation's investment securities portfolio of $3.5 million was comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $1.2 million; state and political subdivisions securities of $2.0 million; corporate bonds of $0.1 million; and TRUPs of $0.2 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $475 million and gross unrealized losses of $1.2 million at March 31, 2016. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the unrealized losses on these investment securities was attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized losses attributable to its GSA securities, residential MBSs and CMOs was temporary in nature at March 31, 2016.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $533 million and gross unrealized losses of $2.0 million at March 31, 2016. The Corporation's state and political subdivisions securities are almost entirely from issuers primarily located in the State of Michigan and of which approximately 80% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The Corporation holds no debt obligations issued by the City of Detroit, Michigan. The gross impairment was attributable to impaired state and political subdivisions securities with an amortized cost of $282 million that generally mature beyond 2018. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the unrealized losses attributable to its state and political subdivisions securities was temporary in nature at March 31, 2016.
At March 31, 2016, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.2 million. This TRUP represents a 10% interest in the TRUP of a non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. The Corporation determined that the unrealized loss on this TRUP was attributable to lack of liquidity for issuances of this size. The Corporation concluded that the unrealized loss attributable to this TRUP was temporary in nature at March 31, 2016.
At March 31, 2016, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at March 31, 2016, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate and real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At March 31, 2016, the Corporation's loan portfolio was $7.37 billion and consisted of loans in the commercial loan portfolio totaling $4.31 billion, or 58% of total loans, and loans in the consumer loan portfolio totaling $3.06 billion, or 42% of total loans. Loans at fixed interest rates comprised 74% of the Corporation's total loan portfolio at both March 31, 2016 and December 31, 2015, compared to 76% at March 31, 2015.
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

Total loans were $7.37 billion at March 31, 2016, an increase of $96 million, or 1.3%, from total loans of $7.27 billion at December 31, 2015 and an increase of $1.66 billion, or 29%, from total loans of $5.70 billion at March 31, 2015. The increase in total loans during the twelve-month period ended March 31, 2016 was attributable to $1.11 billion of loans acquired in the Monarch and Lake Michigan acquisitions and $557 million, or 9.8%, of organic loan growth. Organic loan growth in the first quarter of 2016 primarily occurred in the commercial, commercial real estate, residential mortgage and consumer installment loan categories, while organic loan growth over the last twelve months primarily occurred in the commercial, real estate construction and land development and residential mortgage loan categories. The Corporation's organic loan growth for the three and twelve months ended March 31, 2016 occurred across all of the Corporation's banking markets and was attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.
A summary of the Corporation's acquisition-related loan growth during the past year follows:

	Lake Michigan (May 31, 2015)	Monarch (April 1, 2015)	Acquisition-Related Loan Growth - Twelve Months Ended March 31, 2016
	(In millions)
Commercial loan portfolio:
Commercial	$301	$19	$320
Commercial real estate	532	45	577
Real estate construction and land development	2	—	2
Subtotal	835	64	899
Consumer loan portfolio:
Residential mortgage	95	49	144
Consumer installment	8	—	8
Home equity	48	9	57
Subtotal	151	58	209
Total loans	$986	$122	$1,108
A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Commercial loan portfolio:
Commercial	$1,922,259	$1,905,879	$1,356,169
Commercial real estate:
Owner occupied	1,126,901	1,073,463	849,887
Nonowner occupied	959,842	982,280	723,938
Vacant land	56,308	56,419	43,098
Total commercial real estate	2,143,051	2,112,162	1,616,923
Real estate construction and land development	242,899	232,076	108,839
Subtotal - commercial loan portfolio	4,308,209	4,250,117	3,081,931
Consumer loan portfolio:
Residential mortgage	1,461,120	1,429,636	1,117,445
Consumer installment	897,078	877,457	844,066
Home equity	700,478	713,937	659,432
Subtotal - consumer loan portfolio	3,058,676	3,021,030	2,620,943
Total loans	$7,366,885	$7,271,147	$5,702,874

A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans and real estate construction and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $4.31 billion at March 31, 2016 included 132 loan relationships of $5.0 million or greater. These 132 loan relationships totaled $1.36 billion, which represented 31% of the commercial loan portfolio at March 31, 2016, and included 42 loan relationships that had outstanding balances of $10 million or higher, totaling $712 million, or 17% of the commercial loan portfolio, at that date. The Corporation had 11 loan relationships that had outstanding balances of $20 million or higher, totaling $279 million, or 6.5% of the commercial loan portfolio, at March 31, 2016. The Corporation had 23 loan relationships at March 31, 2016 with loan balances greater than $5.0 million and less than $10 million, totaling $187 million, that had unfunded credit commitments totaling $119 million that, if advanced, could result in a loan relationship of $10 million or more.
The Corporation had $49 million of loans to borrowers in the energy and related industries at March 31, 2016, comprising approximately 1% of loans in the Corporation's commercial loan portfolio at that date. Of the Corporation's loans in the energy and related industries, only 1% were nonperforming at March 31, 2016. The Corporation had another $50 million of unfunded credit commitments to borrowers in the energy and related industries at March 31, 2016.
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
Commercial loans were $1.92 billion at March 31, 2016, compared to $1.91 billion at December 31, 2015, and $1.36 billion at March 31, 2015. Commercial loans grew organically by $16 million in the first quarter of 2016 and $245 million, or 18%, during the twelve months ended March 31, 2016, with the remainder of the growth from March 31, 2015 attributable to the Lake Michigan and Monarch acquisitions. Commercial loans represented 26.1% of the Corporation's loan portfolio at March 31, 2016, compared to 26.2% and 23.8% at December 31, 2015 and March 31, 2015, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $2.14 billion at March 31, 2016, compared to $2.11 billion at December 31, 2015 and $1.62 billion at March 31, 2015. Commercial real estate loans grew organically by $31 million during the first quarter of 2016, while the growth from March 31, 2015 was attributable to the Lake Michigan and Monarch acquisitions. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 52%, 45% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at March 31, 2016. Commercial real estate loans represented 29.1% of the Corporation's loan portfolio at March 31, 2016, compared to 29.0% and 28.4% at December 31, 2015 and March 31, 2015, respectively.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $243 million at March 31, 2016, compared to $232 million at December 31, 2015 and $109 million at March 31, 2015. The increases in real estate construction and land development loans during the three and twelve-month periods ended March 31, 2016 were attributable to advances on new and existing commercial construction projects, representing a combination of owner and non-owner occupied commercial properties. Real estate construction and land development loans represented 3.3% of the Corporation's loan portfolio at March 31, 2016, compared to 3.2% and 1.9% at December 31, 2015 and March 31, 2015, respectively.

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
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less, with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At March 31, 2016, approximately two-thirds of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $1.46 billion at March 31, 2016, compared to $1.43 billion at December 31, 2015 and $1.12 billion at March 31, 2015. Residential mortgage loans grew organically by $31 million during the first quarter of 2016 and $199 million, or 18%, during the twelve months ended March 31, 2016, with the remainder of the growth from March 31, 2015 attributable to the Lake Michigan and Monarch acquisitions. Residential mortgage loans had historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased during the most recent economic downturn when the unemployment rate increased and real estate property values declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $60.7 million at March 31, 2016, compared to $62.2 million at December 31, 2015 and $51.7 million at March 31, 2015. Residential mortgage loans represented 19.8% of the Corporation's loan portfolio at March 31, 2016, compared to 19.7% and 19.6% at December 31, 2015 and March 31, 2015, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $392 million at March 31, 2016, compared to $379 million and $304 million at December 31, 2015 and March 31, 2015, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $897 million at March 31, 2016, compared to $877 million at December 31, 2015 and $844 million at March 31, 2015. Consumer installment loans grew organically by $20 million during the first quarter of 2016 and $45 million, or 5.3%, during the twelve months ended March 31, 2016. At March 31, 2016, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 59%; recreational vehicles - 25%; marine vehicles - 11%; other collateral - 4%; and unsecured - 1%. Consumer installment loans represented 12.2% of the Corporation's loan portfolio at March 31, 2016, compared to 12.1% and 14.8% at December 31, 2015 and March 31, 2015, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $700 million at March 31, 2016, compared to $714 million at December 31, 2015 and $659 million at March 31, 2015. The growth in home equity loans during the twelve months ended March 31, 2016 was attributable to the Lake Michigan and Monarch acquisitions. At March 31, 2016, approximately 58% of the Corporation's home equity loans were first lien mortgages and 42% were junior lien mortgages. Home equity loans represented 9.5% of the Corporation's loan portfolio at March 31, 2016, compared to 9.8% and 11.6% at December 31, 2015 and March 31, 2015, respectively. Home equity lines of credit comprised $272 million, or 39%, of the Corporation's home equity loans at March 31, 2016, compared to $278 million, or 39%, of home equity loans at December 31, 2015 and $229 million, or 35%, of home equity loans at March 31, 2015. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced net loan losses totaling 21 basis points (annualized) of average consumer installment and home equity loans during the first three months of 2016, compared to 19 basis points of average consumer installment and home equity loans in all of 2015. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 4.8% at March 31, 2016, compared to 5.1% and 5.6% at December 31, 2015 and March 31, 2015, respectively, and slightly lower than the national average of 5.0% at March 31, 2016.
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
Nonperforming assets were $82.5 million at March 31, 2016, a decrease of $11.3 million, or 12.1%, from $93.8 million at December 31, 2015 and a decrease of $5.0 million, or 5.7%, from $87.5 million at March 31, 2015. The decrease in nonperforming assets during the first quarter of 2016 was primarily attributable to a reduction in nonperforming loans resulting from a combination of principal paydowns of $7.8 million and net loan charge-offs. Nonperforming assets represented 0.89%, 1.02% and 1.16% of total assets at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan. At March 31, 2016, there was one commercial loan relationship exceeding $5.0 million, totaling $6.9 million, which was in nonperforming status. While the economic climate in Michigan continues to improve, management continues to evaluate and, when appropriate, obtain new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties.
Nonperforming assets at March 31, 2016, December 31, 2015 and March 31, 2015 did not include impaired acquired loans totaling $10.1 million, $12.8 million and $11.2 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

The following schedule provides a summary of nonperforming assets:

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$19,264	$28,554	$18,904
Commercial real estate	25,859	25,163	24,766
Real estate construction and land development	546	521	953
Residential mortgage	5,062	5,557	6,514
Consumer installment	360	451	433
Home equity	2,328	1,979	1,870
Total nonaccrual loans	53,419	62,225	53,440
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	370	364	52
Commercial real estate	—	254	148
Residential mortgage	423	402	172
Home equity	679	1,267	429
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,472	2,287	801
Nonperforming TDRs:
Commercial loan portfolio	15,351	16,297	15,810
Consumer loan portfolio	3,013	3,071	2,690
Total nonperforming TDRs	18,364	19,368	18,500
Total nonperforming loans	73,255	83,880	72,741
Other real estate and repossessed assets(1)	9,248	9,935	14,744
Total nonperforming assets	$82,503	$93,815	$87,485
Nonperforming loans as a percent of total loans	0.99%	1.15%	1.28%
Nonperforming assets as a percent of total assets	0.89%	1.02%	1.16%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $32.5 million at March 31, 2016, compared to $35.9 million at December 31, 2015 and $37.3 million at March 31, 2015. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.
The following schedule summarizes changes in nonaccrual loans during the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$62,225	$50,644
Additions during period	5,273	10,581
Principal balances charged off	(5,054)	(2,402)
Transfers to other real estate/repossessed assets	(1,447)	(1,782)
Returned to accrual status	(343)	(626)
Payments received	(7,235)	(2,975)
Balance at end of period	$53,419	$53,440

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of March 31, 2016, December 31, 2015 and March 31, 2015.

	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$26,900	36.7%	$33,567	40.0%	$22,448	30.9%
Commercial real estate	33,485	45.7	36,602	43.6	37,182	51.1
Real estate construction and land development	1,005	1.4	984	1.2	1,003	1.4
Subtotal-commercial loan portfolio	61,390	83.8	71,153	84.8	60,633	83.4
Consumer loan portfolio:
Residential mortgage	8,498	11.6	9,030	10.8	9,376	12.9
Consumer installment	360	0.5	451	0.5	433	0.6
Home equity	3,007	4.1	3,246	3.9	2,299	3.1
Subtotal-consumer loan portfolio	11,865	16.2	12,727	15.2	12,108	16.6
Total nonperforming loans	$73,255	100.0%	$83,880	100.0%	$72,741	100.0%
Total nonperforming loans were $73.3 million at March 31, 2016, a decrease of $10.6 million, or 13%, compared to $83.9 million at December 31, 2015 and an increase of $0.5 million, or 0.7%, compared to $72.7 million at March 31, 2015. The decrease in nonperforming loans during the first quarter of 2016 was primarily attributable to a combination of principal paydowns of $7.8 million and net loan charge-offs. The increase in nonperforming loans from March 31, 2015 was primarily due to one large commercial loan relationship in the manufacturing industry with a balance of $6.9 million at March 31, 2016 being downgraded to nonaccrual status during 2015. The Corporation charged off $2.9 million of loans in this customer relationship during the first quarter of 2016. Accordingly, the Corporation did not require a specific impairment reserve on these loans at that date. The Corporation's nonperforming loans in the commercial loan portfolio were $61.4 million at March 31, 2016, a decrease of $9.8 million, or 14%, from $71.2 million at December 31, 2015 and an increase of $0.8 million, or 1.2%, from $60.6 million at March 31, 2015. Nonperforming loans in the commercial loan portfolio comprised 84% of total nonperforming loans at March 31, 2016, compared to 85% at December 31, 2015 and 83% at March 31, 2015. The Corporation's nonperforming loans in the consumer loan portfolio were $11.9 million at March 31, 2016, a decrease of $0.9 million, or 6.8%, from $12.7 million at December 31, 2015 and a decrease of $0.2 million, or 2.0%, from $12.1 million at March 31, 2015.
Nonperforming Loans — Commercial Loan Portfolio
Nonperforming commercial loans were $26.9 million at March 31, 2016, a decrease of $6.7 million, or 20%, from $33.6 million at December 31, 2015 and an increase of $4.5 million, or 19.8%, from $22.4 million at March 31, 2015. The increase in nonperforming commercial loans over the last twelve months was primarily attributable to the commercial loan relationship previously discussed. Of the $6.9 million of nonperforming loans in this customer relationship at March 31, 2016, $5.4 million were nonperforming commercial loans and $1.5 million were nonperforming commercial real estate loans. At March 31, 2016, approximately one-third of the Corporation's nonperforming commercial loans were in the manufacturing industry. Nonperforming commercial loans comprised 1.4% of total commercial loans at March 31, 2016, compared to 1.8% at December 31, 2015 and 1.7% at March 31, 2015.
Nonperforming commercial real estate loans were $33.5 million at March 31, 2016, a decrease of $3.1 million, or 8.5%, from $36.6 million at December 31, 2015 and a decrease of $3.7 million, or 9.9%, from $37.2 million at March 31, 2015. Nonperforming commercial real estate loans comprised 1.6% of total commercial real estate loans at March 31, 2016, compared to 1.7% at December 31, 2015 and 2.3% at March 31, 2015, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $20.2 million, $5.7 million and $7.6 million, respectively, at March 31, 2016, and comprised 2.3%, 1.0% and 18.1%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at March 31, 2016. At March 31, 2016, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at March 31, 2016 was one customer relationship totaling $4.7 million that was primarily secured by vacant land and has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At March 31, 2016, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.

Nonperforming real estate construction and land development loans were $1.0 million at March 31, 2016, December 31, 2015 and March 31, 2015. Nonperforming real estate construction and land development loans comprised 0.4% of total real estate construction and land development loans at both March 31, 2016 and December 31, 2015, compared to 0.9% at March 31, 2015.
At March 31, 2016, the Corporation had nonperforming loans in the commercial loan portfolio of $4.9 million that were secured by real estate and were in various stages of foreclosure, compared to $2.1 million at December 31, 2015 and $2.9 million at March 31, 2015.
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at March 31, 2016, December 31, 2015 and March 31, 2015.

	March 31, 2016		December 31, 2015		March 31, 2015
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	1	$6,871	1	$10,009	2	$11,030
$2,500,000 – $4,999,999	1	4,819	3	11,622	1	3,584
$1,000,000 – $2,499,999	11	18,445	13	23,336	9	13,853
$500,000 – $999,999	17	12,448	12	8,543	20	13,439
$250,000 – $499,999	22	7,757	19	6,725	16	6,048
Under $250,000	132	11,050	136	10,918	166	12,679
Total	184	$61,390	184	$71,153	214	$60,633
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $8.5 million at March 31, 2016, a decrease of $0.5 million, or 5.9%, from $9.0 million at December 31, 2015 and a decrease of $0.9 million, or 9.4%, from $9.4 million at March 31, 2015. Nonperforming residential mortgage loans comprised 0.6% of total residential mortgage loans at both March 31, 2016 and December 31, 2015, compared to 0.8% of total residential mortgage loans at March 31, 2015. At March 31, 2016, a total of $2.3 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $2.9 million at December 31, 2015 and $2.2 million at March 31, 2015.
Nonperforming consumer installment loans were $0.4 million at March 31, 2016, compared to $0.5 million at December 31, 2015 and $0.4 million at March 31, 2015. Nonperforming consumer installment loans comprised less than 0.1% of total consumer installment loans at March 31, 2016, December 31, 2015 and March 31, 2015.
Nonperforming home equity loans were $3.0 million at March 31, 2016, compared to $3.2 million at December 31, 2015 and $2.3 million at March 31, 2015. Nonperforming home equity loans comprised 0.4% of total home equity loans at March 31, 2016, compared to 0.5% at December 31, 2015 and 0.3% at March 31, 2015.
Troubled Debt Restructurings ("TDRs")
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
The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan ("nonperforming TDR") until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status ("performing TDR"). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at March 31, 2016 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.

The following summarizes the Corporation's TDRs at March 31, 2016, December 31, 2015 and March 31, 2015:

	Performing TDRs	Nonperforming TDRs			Nonaccrual TDRs	Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
March 31, 2016
Commercial loan portfolio	$31,896	$14,206	$1,145	$15,351	$29,368	$76,615
Consumer loan portfolio	17,990	2,601	412	3,013	3,146	24,149
Total TDRs	$49,886	$16,807	$1,557	$18,364	$32,514	$100,764
December 31, 2015
Commercial loan portfolio	$29,844	$15,726	$571	$16,297	$32,682	$78,823
Consumer loan portfolio	17,966	2,719	352	3,071	3,251	24,288
Total TDRs	$47,810	$18,445	$923	$19,368	$35,933	$103,111
March 31, 2015
Commercial loan portfolio	$28,784	$13,898	$1,912	$15,810	$32,917	$77,511
Consumer loan portfolio	17,197	2,356	334	2,690	4,426	24,313
Total TDRs	$45,981	$16,254	$2,246	$18,500	$37,343	$101,824
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
Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $31.9 million, $29.8 million and $28.8 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $15.4 million, $16.3 million and $15.8 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.55% at March 31, 2016, compared to 5.57% at December 31, 2015 and 5.40% at March 31, 2015. At March 31, 2016, the Corporation had $29.4 million of nonaccrual TDRs in the commercial loan portfolio, compared to $32.7 million and $32.9 million at December 31, 2015 and March 31, 2015, respectively.

A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio for the three months ended March 31, 2016 follows:

	Three Months Ended March 31, 2016
	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$29,844	$16,297	$46,141
Additions for modifications	—	3,421	3,421
Transfers to performing TDR status	5,286	(5,286)	—
Transfers to nonperforming TDR status	(1,546)	1,546	—
Transfers from nonaccrual status	—	48	48
Transfers to nonaccrual status	(1,080)	(101)	(1,181)
Principal payments and pay-offs	(608)	(574)	(1,182)
Balance at end of period	$31,896	$15,351	$47,247
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
The Corporation had performing TDRs in the consumer loan portfolio of $18.0 million at both March 31, 2016 and December 31, 2015, compared to $17.2 million at March 31, 2015, respectively. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $3.0 million, $3.1 million and $2.7 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.64% at March 31, 2016, compared to 4.66% at December 31, 2015 and 4.77% at March 31, 2015. At March 31, 2016, the Corporation had $3.1 million of nonaccrual TDRs in the consumer loan portfolio, compared to $3.3 million and $4.4 million, at December 31, 2015 and March 31, 2015, respectively.
The Corporation's cumulative redefault rate as of March 31, 2016 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 19% for performing and nonperforming TDRs in both the commercial and consumer loan portfolios. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate ("ORE"), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $8.9 million at March 31, 2016, a decrease of $0.8 million, or 8.1%, from December 31, 2015 and a decrease of $5.6 million, or 38%, from March 31, 2015. The decreases in ORE during the first quarter of 2016 and for the last twelve months was primarily related to the sales of ORE properties. Repossessed assets totaled $0.3 million at March 31, 2016, $0.2 million at December 31, 2015 and $0.3 million at March 31, 2015.
The following schedule provides the composition of ORE at March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Composition of ORE:
Vacant land	$2,732	$3,036	$4,859
Commercial real estate properties	4,457	4,583	6,921
Residential real estate properties	1,742	2,097	2,702
Total ORE	$8,931	$9,716	$14,482

The following schedule summarizes ORE activity during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$9,716	$13,953
Additions	938	3,080
Write-downs to fair value	(167)	(266)
Dispositions	(1,556)	(2,285)
Balance at end of period	$8,931	$14,482
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation had $6.5 million in ORE at March 31, 2016 that had been held in excess of one year, of which $1.9 million had been held in excess of three years. The Corporation had $7.2 million of nonperforming loans that were in the process of foreclosure at March 31, 2016.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at March 31, 2016, the carrying value of ORE of $8.9 million was reflective of $17.9 million in charge-offs, write-downs and acquisition-related fair value adjustments and represented 33% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the three months ended March 31, 2016, the Corporation sold 54 ORE properties for net proceeds of $2.3 million. On an average basis, the net proceeds from these sales represented 146% of the carrying value of the property at the time of sale, with the net proceeds representing 58% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
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
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $131.8 million at March 31, 2016, $142.2 million at December 31, 2015 and $129.2 million at March 31, 2015, respectively. The decrease in impaired loans during the first quarter of 2016 was primarily attributable to a combination of net loan charge-offs and $7.2 million of principal paydowns on nonaccrual loans.

A summary of impaired loans at March 31, 2016, December 31, 2015 and March 31, 2015 follows:

	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$45,669	$54,238	$44,623
Nonperforming TDRs	15,351	16,297	15,810
Performing TDRs	31,896	29,844	28,784
Subtotal	92,916	100,379	89,217
Acquired commercial loan portfolio	10,119	12,795	11,231
Total impaired loans - commercial loan portfolio	103,035	113,174	100,448
Impaired loans - consumer loan portfolio:
Nonaccrual loans	7,750	7,987	8,817
Nonperforming TDRs	3,013	3,071	2,690
Performing TDRs	17,990	17,966	17,197
Total impaired loans - consumer loan portfolio	28,753	29,024	28,704
Total impaired loans	$131,788	$142,198	$129,152
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at March 31, 2016, December 31, 2015 and March 31, 2015 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
March 31, 2016
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$8,059	$2,619	$—	32%
With valuation allowance and charge-offs	443	117	463	64
With charge-offs and no valuation allowance	22,275	—	19,470	47
Without valuation allowance or charge-offs	62,139	—	—	—
Total	92,916	$2,736	$19,933	20%
Impaired acquired loans	10,119
Total impaired loans to commercial borrowers	$103,035
December 31, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$20,635	$6,019	$—	29%
With valuation allowance and charge-offs	2,711	178	768	27
With charge-offs and no valuation allowance	18,718	—	16,373	47
Without valuation allowance or charge-offs	58,315	—	—	—
Total	100,379	$6,197	$17,141	20%
Impaired acquired loans	12,795
Total impaired loans to commercial borrowers	$113,174
March 31, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$4,948	$1,541	$—	31%
With valuation allowance and charge-offs	265	74	275	65
With charge-offs and no valuation allowance	18,517	—	14,560	44
Without valuation allowance or charge-offs	65,487	—	—	—
Total	89,217	$1,615	$14,835	16%
Impaired acquired loans	11,231
Total impaired loans to commercial borrowers	$100,448

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $8.5 million at March 31, 2016 required a specific allocation of the allowance for loan losses ("valuation allowance") of $2.7 million, compared to $23.3 million of impaired loans in the commercial loan portfolio at December 31, 2015 which required a valuation allowance of $6.2 million and $5.2 million of impaired loans in the commercial loan portfolio at March 31, 2015 which required a valuation allowance of $1.6 million. The decrease in impaired loans in the commercial loan portfolio that required a valuation allowance during the first quarter of 2016 was largely due to the Corporation charging off $2.9 million of loans in its largest nonperforming commercial loan relationship during the first quarter of 2016. Accordingly, the Corporation did not require a specific impairment reserve on this loan relationship at March 31, 2016. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.2 million at both March 31, 2016 and December 31, 2015, compared to $0.3 million at March 31, 2015, related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $10.1 million, $12.8 million and $11.2 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
Allowance for Loan Losses
The allowance for loan losses ("allowance") provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific valuation allowances (assessed for originated loans that have known credit weaknesses), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and a qualitative allowance based on environmental factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance is comprised of several key elements, which include a review of the loan portfolio, both individually and by category, and consideration of changes in the mix and volume of the loan portfolio, actual delinquency and loan loss experience, review of collateral values, the size and financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$70,318	$73,328	$75,256
Acquired loans	—	—	—
Total	$70,318	$73,328	$75,256
Nonperforming loans	$73,255	$83,880	$72,741
Allowance for originated loans as a percent of:
Total originated loans	1.17%	1.26%	1.49%
Nonperforming loans	96%	87%	103%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	138%	113%	139%

The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands)
Allowance for loan losses - beginning of period	$73,328	$75,626	$75,683
Provision for loan losses	1,500	2,000	1,500
Loan charge-offs:
Commercial	(3,336)	(2,481)	(631)
Commercial real estate	(549)	(946)	(782)
Real estate construction and land development	(11)	—	(91)
Residential mortgage	(349)	(660)	(539)
Consumer installment	(996)	(1,112)	(1,003)
Home equity	(217)	(240)	(97)
Total loan charge-offs	(5,458)	(5,439)	(3,143)
Recoveries of loans previously charged off:
Commercial	221	274	207
Commercial real estate	109	322	367
Real estate construction and land development	—	—	—
Residential mortgage	177	115	47
Consumer installment	394	342	354
Home equity	47	88	241
Total loan recoveries	948	1,141	1,216
Net loan charge-offs	(4,510)	(4,298)	(1,927)
Allowance for loan losses - end of period	$70,318	$73,328	$75,256
Net loan charge-offs as a percent of average loans (annualized)	0.25%	0.24%	0.14%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a provision for loan losses and corresponding allowance is recorded for acquired loans. There was no allowance needed for the acquired loan portfolio at March 31, 2016, December 31, 2015, and March 31, 2015.
Deposits
Total deposits were $7.65 billion at March 31, 2016, an increase of $193 million, or 2.6%, from total deposits of $7.46 billion at December 31, 2015, and an increase of $1.33 billion, or 21%, from total deposits of $6.32 billion at March 31, 2015. The increase in total deposits during the first quarter of 2016 was primarily attributable to an increase in seasonal municipal deposit accounts. The increase in total deposits for the twelve-month period ended March 31, 2016 was attributable to a combination of $1.07 billion of deposits acquired in the Lake Michigan and Monarch transactions and $355 million of organic growth in customer deposit accounts, which were partially offset by a decrease of $94 million related to maturing brokered deposits that were acquired in the Lake Michigan transaction. The organic growth in customer deposit accounts over the last twelve months included an increase of $466 million in interest- and noninterest-bearing demand deposit and savings accounts that was partially offset by a decline of $111 million in certificate of deposit accounts.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the twelve months ended March 31, 2016, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.

At March 31, 2016, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.61 billion, of which $726 million have stated maturities during the remainder of 2016. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of March 31, 2016:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2016 maturities:
Second quarter	$351,900	0.41%
Third quarter	216,000	0.58
Fourth quarter	158,487	0.64
2016 remaining maturities	726,387	0.51
2017 maturities	484,301	0.89
2018 maturities	162,904	1.10
2019 maturities	96,105	1.44
2020 maturities	98,150	1.61
2021 maturities and beyond	38,812	1.68
Total time deposits	$1,606,659	0.84%
Included in the above maturity schedule are brokered deposits that were acquired as part of the Lake Michigan transaction totaling $186 million at March 31, 2016 that mature as follows: $42 million in 2016; $68 million in 2017; $40 million in 2018; $24 million in 2019; $10 million in 2020; and $2 million in 2021 and beyond.
Borrowed Funds
Borrowed funds consist of securities sold under agreements to repurchase with customers, short-term borrowings and long-term borrowings. Short-term borrowings, which generally have an original term to maturity of 30 days or less, consist of short-term Federal Home Loan Bank ("FHLB") advances and federal funds purchased which are utilized by the Corporation to fund short-term liquidity needs. Long-term borrowings consist of securities sold under agreements to repurchase with an unaffiliated third-party financial institution, long-term FHLB advances, a non-revolving line-of-credit, and subordinated debt obligations.
Securities Sold Under Agreements to Repurchase with Customers
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase with customers do not qualify as sales for accounting purposes. Securities sold under agreements to repurchase with customers were $283.4 million, $297.2 million and $372.2 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
Short-term Borrowings
Short-term borrowings were $100 million at December 31, 2015 and consisted solely of short-term FHLB advances. There were no short-term borrowings outstanding at March 31, 2016 or March 31, 2015. The decrease in short-term borrowings during the first quarter of 2016 was attributable to the Corporation utilizing a portion of funds received from the seasonal increase in municipal customer deposits to pay off maturing short-term FHLB advances.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of loans eligible as collateral under the blanket security agreement was $2.92 billion at March 31, 2016. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.

Long-term Borrowings
Long-term borrowings were $273.7 million at March 31, 2016 and $242.4 million at December 31, 2015. The Corporation had no long-term borrowings at March 31, 2015.
A summary of the composition of the Corporation's long-term borrowings at March 31, 2016 and December 31, 2015 follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Long-term borrowings:
Long-term FHLB advances	$231,357	$181,394
Securities sold under agreements to repurchase	17,365	17,453
Non-revolving line-of-credit	25,000	25,000
Subordinated debt obligations	—	18,544
Total long-term borrowings	$273,722	$242,391
The Corporation borrowed an additional $50 million of long-term FHLB advances in the first quarter of 2016 to fund future liquidity needs and in anticipation of increases in market interest rates. The FHLB advances borrowed in the first quarter of 2016 have a five-year maturity at a fixed rate of 1.30%.
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition. The Corporation intends to pay off these borrowings as they mature, with remaining contractual maturities totaling $8.3 million in 2016 and $9.1 million in 2017.
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
As a result of the Lake Michigan transaction on May 31, 2015, the Corporation acquired subordinated debt obligations in the amount of $18.6 million. The Corporation repaid these debt obligations during the first quarter of 2016.
Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of March 31, 2016. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Loans to commercial borrowers	$765,044	$205,869	$56,318	$155,003	$1,182,234
Loans to consumer borrowers	201,973	126,783	131,253	13,310	473,319
Total unused commitments to extend credit	967,017	332,652	187,571	168,313	1,655,553
Undisbursed loan commitments	180,548	—	—	—	180,548
Standby letters of credit	34,605	6,835	1,503	250	43,193
Total credit-related commitments	$1,182,170	$339,487	$189,074	$168,563	$1,879,294
Undisbursed loan commitments at March 31, 2016 included $36 million of residential mortgage loans that were expected to be sold in the secondary market.

Capital
Total shareholders' equity was $1.03 billion at March 31, 2016, compared to $1.02 billion at December 31, 2015 and $811 million at March 31, 2015. Total shareholders' equity as a percentage of total assets was 11.1% at both March 31, 2016 and December 31, 2015, compared to 10.7% at March 31, 2015. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $734 million, $717 million, and $623 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The Corporation's tangible equity to assets ratio was 8.2% at March 31, 2016, compared to 8.1% at December 31, 2015 and 8.5% at March 31, 2015.
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
Regulatory Capital
In July 2013, the Federal Reserve Board and FDIC approved final rules implementing the Basel Committee on Banking Supervision's ("BCBS") capital guidelines for U.S. banks (commonly referred to as "Basel III"). Beginning January 1, 2015, the Basel III capital rules include a new minimum common equity Tier 1 capital to risk-weighted assets ("CET Tier 1") ratio of 4.5%, in addition to raising the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and requiring a minimum leverage ratio of 4.0%. The Basel III capital rules also establish a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016.
The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at March 31, 2016, as shown in the following schedule:

	March 31, 2016
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	8.5%	10.6%	10.6%	11.5%
Chemical Bank	8.6	10.7	10.7	11.7
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0
The Corporation's and Chemical Bank's capital ratios exceeded the minimum levels required to be well capitalized as defined by applicable regulatory requirements as of March 31, 2016. See Note 8 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
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
Net interest income (FTE) was $76.5 million in the first quarter of 2016, compared to $77.5 million in the fourth quarter of 2015 and $60.8 million in the first quarter of 2015. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were

$2.1 million, $2.0 million and $1.6 million for each of the three-month periods ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively. These adjustments were computed using a 35% federal income tax rate.
Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates*
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015.

	Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**
Commercial	$1,901,879	$19,774	4.18%	$1,847,093	$19,828	4.26%	$1,352,986	$14,156	4.24%
Commercial real estate and real estate construction	2,361,105	28,254	4.81	2,361,734	28,503	4.79	1,730,931	20,853	4.89
Residential mortgage	1,453,420	13,588	3.74	1,425,812	13,408	3.76	1,123,202	10,981	3.91
Consumer installment and home equity	1,583,067	13,483	3.43	1,606,700	14,166	3.50	1,498,934	12,670	3.43
Total loans**	7,299,471	75,099	4.13	7,241,339	75,905	4.16	5,706,053	58,660	4.16
Taxable investment securities	554,524	1,929	1.39	609,406	2,044	1.34	734,890	2,307	1.26
Tax-exempt investment securities	496,304	4,100	3.30	481,968	3,973	3.30	331,878	2,932	3.53
Other interest-earning assets	39,493	256	2.61	36,799	633	6.82	29,438	198	2.73
Interest-bearing deposits with the FRB and other banks	136,919	213	0.63	87,952	116	0.52	118,475	122	0.42
Total interest-earning assets	8,526,711	81,597	3.84	8,457,464	82,671	3.89	6,920,734	64,219	3.75
Less: Allowance for loan losses	73,547			75,225			75,880
Other Assets:
Cash and cash due from banks	158,277			157,939			138,308
Premises and equipment	105,959			110,141			97,105
Interest receivable and other assets	523,634			524,905			320,991
Total Assets	$9,241,034			$9,175,224			$7,401,258
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,953,626	$468	0.10%	$1,816,694	$414	0.09%	$1,506,953	$324	0.09%
Savings deposits	2,048,867	389	0.08	2,024,543	393	0.08	1,777,344	370	0.08
Time deposits	1,625,573	3,202	0.79	1,671,913	3,313	0.79	1,332,698	2,658	0.81
Short-term borrowings	349,699	100	0.12	405,713	110	0.11	342,128	98	0.12
Long-term borrowings	266,022	975	1.47	243,170	923	1.51	—	—	—
Total interest-bearing liabilities	6,243,787	5,134	0.33	6,162,033	5,153	0.33	4,959,123	3,450	0.28
Noninterest-bearing deposits	1,906,896	—	—	1,936,328	—	—	1,587,100	—	—
Total deposits and borrowed funds	8,150,683	5,134	0.25	8,098,361	5,153	0.25	6,546,223	3,450	0.21
Interest payable and other liabilities	72,422			76,516			53,597
Shareholders’ equity	1,017,929			1,000,347			801,438
Total Liabilities and Shareholders’ Equity	$9,241,034			$9,175,224			$7,401,258
Net Interest Spread (average yield earned minus average rate paid)			3.51%			3.56%			3.47%
Net Interest Income (FTE)		$76,463			$77,518			$60,769
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.60%			3.64%			3.55%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $76.5 million in the first quarter of 2016 was $1.1 million, or 1.4%, lower than net interest income (FTE) of $77.5 million in the fourth quarter of 2015. The decrease in net interest income in the first quarter of 2016, compared to the fourth quarter of 2015, was primarily attributable to a combination of lower interest income resulting from one less day in the first quarter of 2016 and semi-annual interest income from FRB dividends and seasonal loan fees included in the fourth quarter of 2015. The net interest margin was 3.60% in the first quarter of 2016, compared to 3.64% in the fourth quarter of 2015. The average yield on interest-earning assets was 3.84% in the first quarter of 2016, compared to 3.89% in the fourth quarter of 2015. The average yield on loans decreased 3 basis points to 4.13% in the first quarter of 2016 from 4.16% in the fourth quarter of 2015. Loan growth in the first quarter of 2016 was offset by a slight reduction in the average yield of the loan portfolio during the quarter. The average cost of interest-bearing liabilities was 0.33% in both the first quarter of 2016 and the fourth quarter of 2015.
Net interest income (FTE) of $76.5 million in the first quarter of 2016 was $15.7 million, or 26%, higher than net interest income (FTE) of $60.8 million in the first quarter of 2015, with the increase primarily attributable to an increase of $1.59 billion in the average volume of loans outstanding, including the impact of the $1.11 billion of loans acquired in the Lake Michigan and Monarch acquisitions in 2015 and $557 million of organic loan growth over the last year. The net interest margin was 3.60% in the first quarter of 2016, compared to 3.55% in the first quarter of 2015. The average yield on interest-earning assets increased to 3.84% in the first quarter of 2016, from 3.75% in the first quarter of 2015, with the increase primarily attributable to the impact of the increase in loan volume. The average yield on loans decreased 3 basis points to 4.13% in the first quarter of 2016 from 4.16% in the first quarter of 2015. The average cost of interest-bearing liabilities was 0.33% in the first quarter of 2016, compared to 0.28% in the first quarter of 2015, with the increase largely attributable to higher-rate wholesale funding sources attributable to the Lake Michigan transaction.
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

Volume and Rate Variance Analysis
The following schedule allocates the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended March 31, 2016, compared to the three months ended December 31, 2015 and March 31, 2015 .

	Three Months Ended March 31, 2016
	Compared to Three Months Ended December 31, 2015			Compared to Three Months Ended March 31, 2015
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$363	$(1,169)	$(806)	$17,567	$(1,128)	$16,439
Taxable investment securities/other assets	(149)	(343)	(492)	(551)	231	(320)
Tax-exempt investment securities	127	—	127	1,373	(205)	1,168
Interest-bearing deposits with the FRB and other banks	70	27	97	21	70	91
Total change in interest income on interest-earning assets	411	(1,485)	(1,074)	18,410	(1,032)	17,378
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	54	—	54	118	26	144
Savings deposits	2	(6)	(4)	56	(37)	19
Time deposits	(142)	31	(111)	603	(59)	544
Short-term borrowings	(32)	24	(8)	22	(20)	2
Long-term borrowings	19	31	50	975	—	975
Total change in interest expense on interest-bearing liabilities	(99)	80	(19)	1,774	(90)	1,684
Total Change in Net Interest Income (FTE)*	$510	$(1,565)	$(1,055)	$16,636	$(942)	$15,694

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $1.5 million in both the first quarter of 2016 and the first quarter of 2015, compared to $2.0 million in the fourth quarter of 2015.
The Corporation experienced net loan charge-offs of $4.5 million in the first quarter of 2016, compared to $4.3 million in the fourth quarter of 2015 and $1.9 million in the first quarter of 2015. Net loan charge-offs as a percentage of average loans (annualized) were 0.25% in the first quarter of 2016, compared to 0.24% in the fourth quarter of 2015 and 0.14% in the first quarter of 2015. Net loan charge-offs in the commercial loan portfolio totaled $3.6 million in the first quarter of 2016, compared to net loan charge-offs of $2.8 million in the fourth quarter of 2015 and net loan charge-offs of $0.9 million in the first quarter of 2015 and represented 79% of total net loan charge-offs during the first quarter of 2016, compared to 66% during the fourth quarter of 2015 and 48% during the first quarter of 2015. Net loan charge-offs in the first quarter of 2016 included $2.9 million from one commercial loan relationship. Net loan charge-offs in the consumer loan portfolio totaled $0.9 million in the first quarter of 2016, compared to $1.5 million in the fourth quarter of 2015 and $1.0 million in the first quarter of 2015.

Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Service charges and fees on deposit accounts	$5,720	$6,398	$5,916
Wealth management revenue	5,201	5,151	5,071
Electronic banking fees	4,918	4,712	4,572
Mortgage banking revenue	1,405	1,606	1,403
Other fees for customer services	1,131	1,115	901
Title insurance commissions	343	362	517
Gain on sale of investment securities	19	18	579
Bank-owned life insurance	196	207	84
Rental income	137	112	125
Gain on sale of closed branch offices and other assets	157	59	70
Other	192	312	37
Total noninterest income	$19,419	$20,052	$19,275
Noninterest income was $19.4 million in the first quarter of 2016, compared to $20.1 million in the fourth quarter of 2015 and $19.3 million in the first quarter of 2015. Noninterest income in the first quarter of 2016 was $0.6 million, or 3.2%, lower than the fourth quarter of 2015, with the decrease primarily attributable to lower seasonal overdraft fees and mortgage banking revenue. Noninterest income in the first quarter of 2016 was $0.1 million higher than the first quarter of 2015, with increases resulting from the impact of the Monarch and Lake Michigan acquisitions being mostly offset by lower investment securities gains.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $5.7 million in the first quarter of 2016, a decrease of $0.7 million, or 11%, from the fourth quarter of 2015 and a decrease of $0.2 million, or 3.3%, from the first quarter of 2015. The decrease in service charges and fees on deposit accounts in the first quarter of 2016, compared to the fourth quarter of 2015, was due primarily to lower seasonal overdraft fees. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.2 million in the first quarter of 2016, compared to $4.8 million in the fourth quarter of 2015 and $4.3 million in the first quarter of 2015.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $5.2 million in the first quarter of 2016, unchanged from the fourth quarter of 2015 and an increase of $0.1 million over the first quarter of 2015. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $1.2 million in the first quarter of 2016, compared to $1.0 million in the fourth quarter of 2015 and $0.9 million in the first quarter of 2015.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $4.9 million in the first quarter of 2016, an increase of $0.2 million, or 4.4%, over the fourth quarter of 2015 and an increase of $0.3 million, or 7.6%, over the first quarter of 2015. The increase in electronic banking fees in the first quarter of 2016, compared to the fourth quarter of 2015, was primarily due to the seasonality of certain fees, while the increase over the first quarter of 2015 was due primarily to additional fees earned resulting from the Lake Michigan and Monarch transactions.
Mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market, net of direct expenses associated with these activities, including mortgage loan originator compensation, amortization of mortgage servicing rights and adjustments to the Corporation's reserve for probable losses related to loans previously sold in the secondary market. MBR was $1.4 million in the first quarter of 2016, a decrease of $0.2 million, or 13%, from the fourth quarter of 2015 and unchanged compared to the first quarter of 2015. The decrease in MBR in the first quarter of 2016, compared to the fourth quarter of 2015, was largely due to the decrease in the volume of loans sold in the secondary market. While MBR in the first quarter of 2016 was unchanged compared to the first quarter of 2015, lower gains resulting from a decrease in the volume of loans sold in the secondary market was offset by a $0.2 million reversal of the Corporation's reserve for probable losses related to loans previously sold in the secondary market. The Corporation sold $45 million of residential mortgage loans in the secondary market in the first quarter of 2016, compared to $52 million in the fourth quarter of 2015 and $53 million in the first quarter of 2015.

The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase and loss indemnification demands received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification demands, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $3.8 million at March 31, 2016, compared to $4.1 million at December 31, 2015 and $2.8 million at March 31, 2015. The increase in the reserve for probable losses from March 31, 2015 was attributable to the reserve for probable losses recorded at the acquisition dates for Lake Michigan and Monarch associated with the loans they had previously sold in the secondary market.
Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(In thousands)
Salaries and wages	$26,743	$27,341	$23,741
Employee benefits	7,147	5,630	5,512
Occupancy	4,905	4,620	4,426
Equipment and software	4,404	5,102	4,398
Outside processing and service fees	3,711	3,576	3,558
FDIC insurance premiums	1,407	1,482	1,225
Professional fees	1,036	1,112	1,237
Intangible asset amortization	1,194	1,343	791
Advertising and marketing	766	520	663
Postage and express mail	984	741	856
Training, travel and other employee expenses	797	927	728
Telephone	730	680	540
Supplies	480	629	519
Donations	611	278	308
Credit-related expenses	30	600	133
Merger and acquisition-related transaction expenses	2,594	2,085	1,362
Other	1,348	1,158	1,023
Total operating expenses	$58,887	$57,824	$51,020
Operating expenses were $58.9 million in the first quarter of 2016, compared to $57.8 million in the fourth quarter of 2015 and $51.0 million in the first quarter of 2015. Operating expenses included transaction expenses of $2.6 million in the first quarter of 2016 primarily related to professional fees incurred related to facilitating the pending Talmer merger, while operating expenses included transaction expenses of $2.1 million in the fourth quarter of 2015 and $1.4 million in the first quarter of 2015 related to professional fees and outside processing and service fees, including conversion and integration costs, associated with completing the Monarch and Lake Michigan acquisitions. Excluding these transaction expenses, operating expenses in the first quarter of 2016 were $56.3 million, an increase of $0.6 million, or 1.0%, over operating expenses of $55.7 million in the fourth quarter of 2015 and an increase of $6.6 million, or 13%, over operating expenses of $49.7 million in the first quarter of 2015. The increase in operating expenses in the first quarter of 2016, compared to the fourth quarter of 2015, was primarily attributable to higher payroll tax expenses, which are highest in the first quarter of the year, and higher group health costs, while the increase in the first quarter of 2016, compared to the first quarter of 2015, was primarily attributable to incremental operating costs associated with the Lake Michigan and Monarch transactions.

Salaries and wages of $26.7 million in the first quarter of 2016 decreased $0.6 million, or 2.2%, from the fourth quarter of 2015 due primarily to lower performance-based and variable compensation and cost savings realized from the Lake Michigan transaction, which were partially offset by merit and inflationary salary adjustments that took effect at the beginning of 2016. Salaries and wages in the first quarter of 2016 increased $3.0 million, or 13%, over the first quarter of 2015 due primarily to incremental costs associated with the Lake Michigan and Monarch transactions. Performance-based compensation expense was $2.5 million in the first quarter of 2016, compared to $3.0 million in the fourth quarter of 2015 and $2.5 million in the first quarter of 2015.
Employee benefit costs of $7.1 million in the first quarter of 2016 increased $1.5 million, or 27%, from the fourth quarter of 2015 due to higher payroll tax expenses and group health costs, which were partially offset by lower pension expense. Employee benefit costs increased $1.6 million, or 30%, over the first quarter of 2015, due primarily to incremental costs associated with the Lake Michigan and Monarch transactions which were partially offset by lower pension expense. The Corporation's pension expense was lower in the first quarter of 2016, compared to both the fourth quarter of 2015 and the first quarter of 2015, due to an increase in the discount rate used to measure the present value of expected future benefit obligations and changes in retirement age assumptions for employees.
Occupancy expenses of $4.9 million in the first quarter of 2016 increased $0.3 million, or 6.2%, over the fourth quarter of 2015 due primarily to a seasonal increase in building repair and maintenance costs. Occupancy expenses increased $0.5 million, or 11%, over the first quarter of 2015, due primarily to incremental costs associated with the Lake Michigan and Monarch transactions.
Equipment and software expenses of $4.4 million in the first quarter of 2016 were $0.7 million, or 14%, lower than the fourth quarter of 2015, due in part to cost savings realized from the Lake Michigan transaction. Equipment and software expenses in the first quarter of 2016 were unchanged compared to the first quarter of 2015, despite incremental costs associated with the Lake Michigan and Monarch transactions, due in part to the aforementioned cost savings.
Outside processing and service fees of $3.7 million in the first quarter of 2016 were $0.1 million, or 3.8%, higher than the fourth quarter of 2015 and $0.2 million, or 4.3%, higher than the first quarter of 2015.
Intangible asset amortization of $1.2 million in the first quarter of 2016 was $0.1 million lower than the fourth quarter of 2015 and $0.4 million higher than the first quarter of 2015. The increase intangible asset amortization compared to the first quarter of 2015 was related to additional amortization of core deposit intangible assets resulting from the two acquisitions.
Credit-related expenses are comprised of other real estate ("ORE") net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were less than $0.1 million in the first quarter of 2016, $0.6 million lower than the fourth quarter of 2015 and $0.1 million lower than the first quarter of 2015. The decrease in credit-related expenses in the first quarter of 2016, compared to the fourth quarter of 2015, was primarily attributable to lower ORE writedowns and operating costs. The decrease in credit-related expenses in the first quarter of 2016, compared to the first quarter of 2015, was primarily attributable to lower ORE operating costs which were partially offset by higher loan collection costs. The Corporation recognized net gains from the sales/writedowns of ORE properties of $0.6 million in the first quarter of 2016, compared to net gains of $0.3 million in the fourth quarter of 2015 and $0.6 million in the first quarter of 2015. ORE operating costs and loan collection costs, combined, were $0.6 million in the first quarter of 2016, compared to $0.9 million in the fourth quarter of 2015 and $0.7 million in the first quarter of 2015.

Income Tax Expense
The Corporation records its federal income tax expense using its estimate of the effective income tax rate expected for the full year and applies that rate on a year-to-date basis. The fluctuations in the Corporation's effective federal income tax rate reflect changes each period in the proportion of interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits.
The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows:

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands)
Tax at statutory rate	$11,677	$12,496	$9,077
Changes resulting from:
Tax-exempt interest income	(1,131)	(1,109)	(836)
Income tax credits, net	(634)	(932)	(349)
Other, net	188	(255)	208
Provision for federal income taxes	$10,100	$10,200	$8,100
Effective federal income tax rate	30.3%	28.6%	31.2%
Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $193 million during the three months ended March 31, 2016 and $1.33 billion during the twelve months ended March 31, 2016. The increase in deposits during the three months ended March 31, 2016 was primarily attributable to an increase in seasonal municipal deposit accounts. The increase in deposits during the twelve months ended March 31, 2016 was primarily attributable to $1.07 billion of deposits acquired in the Lake Michigan and Monarch transactions, although customer deposit accounts also grew organically by $355 million during the past year. The Corporation's loan-to-deposit ratio was 96.3% at March 31, 2016, 97.5% at December 31, 2015 and 90.2% at March 31, 2015. The Corporation had $90 million of cash deposits held at the FRB at March 31, 2016, compared to $15 million at December 31, 2015 and $239 million at March 31, 2015. The increase in interest-bearing balances at the FRB during the first quarter of 2016 was primarily attributable to a seasonal increase in municipal customer deposits. At March 31, 2016, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $25 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $300 million at March 31, 2016. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At March 31, 2016, the Corporation maintained an unused borrowing capacity of $40 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $75 million of federal funds from multiple third-party financial institutions at March 31, 2016. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the three months ended March 31, 2016, Chemical Bank paid $10.0 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $10.0 million. During 2015, Chemical Bank paid $56.9 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $36.9 million. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $25.4 million during the three months ended March 31, 2016, compared to net income of $92.8 million during all of 2015. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At March 31, 2016, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at March 31, 2016, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at March 31, 2016 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at March 31, 2016 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(5.5)%	(2.4)%	—	(0.3)%	(1.1)%	(3.5)%

At March 31, 2016, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.3%, 1.1% and 3.5%, respectively, relative to the base case over the next twelve-month period. At March 31, 2016, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 5.5%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at March 31, 2016 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations at March 31, 2016 for a 200 basis point increase in interest rates resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash and maturing variable-rate investment securities into fixed-rate loans during 2015. The Corporation's model simulations at March 31, 2016 for an immediate 400 basis point increase in interest rates also resulted in a negative variance in net interest income, relative to the base case, due to the Corporation's loan portfolio being primarily comprised of fixed-rate loans, while a majority of the Corporation's customer deposit accounts are interest-rate sensitive.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at March 31, 2016. The percentage of variable interest rate loans, which comprised approximately 26% of the Corporation's loan portfolio at March 31, 2016, has remained relatively consistent during the twelve-month period ended March 31, 2016. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 50 basis points.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions “Liquidity” and “Market Risk” herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 and is here incorporated by reference.
Since December 31, 2015, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in its Annual Report on Form 10-K for the year ended December 31, 2015, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016-151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and Chemical. The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that Chemical allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. Talmer, Chemical and the individual defendants all believe that the claims asserted against each of them in the above-described lawsuits are without merit and intend to vigorously defend against these lawsuits.
On March 22, 2016, an additional putative class action and derivative complaint was filed in the Circuit Court for Oakland County, Michigan, by an individual purporting to be a shareholder of Talmer, styled Stephen Bushansky v. Gary Torgow et. al. Case No. 2016-152112-CB. This action contained similar allegations, claims, and requests for relief as the complaints filed in the Lee and City of Livonia lawsuits discussed above. The Bushansky lawsuit was voluntarily dismissed by the plaintiff as to all defendants, without prejudice, on April 18, 2016.
On April 6, 2016, a complaint was filed in the United States District Court for the Eastern District of Michigan by another purported shareholder of Talmer, styled Matthew Sciabacucchi v. Chemical Financial Corporation et. al., Docket No. 1:16-cv-11261. Mr. Sciabacucchi purports to bring this action “on behalf of himself and all others similarly situated.” This lawsuit alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, naming Talmer, Chemical, and several individuals as defendants.  The complaint alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction, rescind the transaction if it is consummated or award rescissory damages, order the Talmer directors to file a revised Registration Statement, declare that the Defendants violated Sections 14(a) and/or Section 20(a) of the Securities Exchange Act, as well as Rule 14a-9 promulgated thereunder, award the plaintiff all costs associated with bringing the action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. Talmer, Chemical and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit.
In addition, the Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business.
Item 1A. Risk Factors
Information concerning risk factors is contained in the discussion under "Risk Factors" (including the risk factors under the heading "Risk Factors" in the Corporation's Form S-4 Registration Statement related to its pending merger with Talmer, filed with the SEC on March 31, 2016, and in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Form S-4 Registration Statement, filed with the SEC on March 31, 2016, or in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended March 31, 2016:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 31, 2016	9,572	$31.84	—	500,000
February 29, 2016	32,525	33.98	—	500,000
March 31, 2016	13,791	35.73	—	500,000
Total	55,888	$34.05	—

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

2.1
Agreement and Plan of Merger, dated January 25, 2016. Previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated January 25, 2016, filed with the SEC on January 26, 2016. Here incorporated by reference.

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

CHEMICAL FINANCIAL CORPORATION

Date:	April 27, 2016	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 27, 2016	By:	/s/ Lori A. Gwizdala
Lori A. Gwizdala
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated January 25, 2016. Previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated January 25, 2016, filed with the SEC on January 26, 2016. Here incorporated by reference.

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