Form 10-Q
period 2016-06-30
CHEMICAL FINANCIAL CORP
filed 2016-07-28
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of July 21, 2016, was 38,268,487 shares.

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

•
Chemical’s ability to achieve anticipated results from the transaction is dependent on the state of the economic and financial markets going forward. Specifically, Chemical may incur more credit losses than expected and customer and employee attrition may be greater than expected.

•	The outcome of pending or threatened litigation, whether currently existing or commencing in the future, including litigation related to the transaction.

•	The effect of divestitures that may be required by regulatory authorities in certain markets in which Chemical and Talmer compete.

•	The challenges of integrating, retaining and hiring key personnel.

•	Failure to attract new customers and retain existing customers in the manner anticipated.
In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of Chemical's Annual Report on Form 10-K for the year ended December 31, 2015. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

	June 30, 2016	December 31, 2015	June 30, 2015
	(Unaudited)		(Unaudited)
Assets	(In thousands, except share data)
Cash and cash equivalents:
Cash and cash due from banks	$179,310	$194,136	$167,054
Interest-bearing deposits with the Federal Reserve Bank and other banks	53,650	44,653	47,980
Total cash and cash equivalents	232,960	238,789	215,034
Investment securities:
Available-for-sale, at fair value	458,552	553,731	685,706
Held-to-maturity (fair value - $568,415 at June 30, 2016, $512,705 at December 31, 2015 and $466,578 at June 30, 2015)	552,828	509,971	469,837
Total investment securities	1,011,380	1,063,702	1,155,543
Loans held-for-sale, at fair value	13,990	10,327	7,798
Loans	7,647,269	7,271,147	7,034,743
Allowance for loan losses	(71,506)	(73,328)	(74,941)
Net loans	7,575,763	7,197,819	6,959,802
Premises and equipment (net of accumulated depreciation of $121,890 at June 30, 2016, $120,382 at December 31, 2015 and $112,530 at June 30, 2015)	102,709	106,317	111,968
Goodwill	286,867	287,393	285,512
Other intangible assets	34,270	38,104	41,201
Interest receivable and other assets	256,233	246,346	243,867
Total Assets	$9,514,172	$9,188,797	$9,020,725
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$2,007,629	$1,934,583	$1,860,863
Interest-bearing	5,457,017	5,522,184	5,432,116
Total deposits	7,464,646	7,456,767	7,292,979
Interest payable and other liabilities	71,417	76,466	66,174
Securities sold under agreements to repurchase with customers	256,213	297,199	305,291
Short-term borrowings	300,000	100,000	227,000
Long-term borrowings	371,597	242,391	148,490
Total liabilities	8,463,873	8,172,823	8,039,934
Shareholders’ equity:
Preferred stock, no par value:
Authorized – 2,000,000 shares, none issued	—	—	—
Common stock, $1 par value per share:
Authorized — 60,000,000 shares
Issued and outstanding — 38,267,118 shares at June 30, 2016, 38,167,861 shares at December 31, 2015 and 38,110,136 shares at June 30, 2015	38,267	38,168	38,110
Additional paid-in capital	727,145	725,280	722,329
Retained earnings	310,585	281,558	251,456
Accumulated other comprehensive loss	(25,698)	(29,032)	(31,104)
Total shareholders’ equity	1,050,299	1,015,974	980,791
Total Liabilities and Shareholders’ Equity	$9,514,172	$9,188,797	$9,020,725
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Interest Income
Interest and fees on loans	$77,578	$64,613	$151,979	$122,710
Interest on investment securities:
Taxable	1,798	2,202	3,727	4,509
Tax-exempt	2,640	2,185	5,305	4,091
Dividends on nonmarketable equity securities	777	551	1,033	749
Interest on deposits with the Federal Reserve Bank and other banks	144	128	357	250
Total interest income	82,937	69,679	162,401	132,309
Interest Expense
Interest on deposits	4,260	3,630	8,319	6,982
Interest on short-term borrowings	226	101	326	199
Interest on long-term borrowings	956	213	1,931	213
Total interest expense	5,442	3,944	10,576	7,394
Net Interest Income	77,495	65,735	151,825	124,915
Provision for loan losses	3,000	1,500	4,500	3,000
Net interest income after provision for loan losses	74,495	64,235	147,325	121,915
Noninterest Income
Service charges and fees on deposit accounts	6,337	6,445	12,057	12,361
Wealth management revenue	5,782	5,605	10,983	10,676
Other charges and fees for customer services	6,463	6,516	12,855	12,506
Mortgage banking revenue	1,595	1,688	3,000	3,091
Gain on sale of investment securities	18	28	37	607
Other	702	392	1,384	708
Total noninterest income	20,897	20,674	40,316	39,949
Operating Expenses
Salaries, wages and employee benefits	33,127	31,711	67,017	60,964
Occupancy	5,514	4,386	10,419	8,812
Equipment and software	4,875	4,480	9,279	8,878
Merger and acquisition-related transaction expenses	3,054	3,457	5,648	4,819
Other	12,515	12,751	25,609	24,332
Total operating expenses	59,085	56,785	117,972	107,805
Income before income taxes	36,307	28,124	69,669	54,059
Federal income tax expense	10,600	9,100	20,700	17,200
Net Income	$25,707	$19,024	$48,969	$36,859
Net Income Per Common Share:
Basic	$0.67	$0.54	$1.28	$1.08
Diluted	0.67	0.54	1.27	1.08
Cash Dividends Declared Per Common Share	0.26	0.24	0.52	0.48
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$25,707	$19,024	$48,969	$36,859
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available-for-sale, net of tax expense (benefit) of $742 and $(1,084) for the three months ended June 30, 2016 and 2015, respectively, and $2,212 and $177 for the six months ended June 30, 2016 and 2015, respectively	1,379	(2,014)	4,108	331
Reclassification adjustment for realized gain on sale of investment securities available-for-sale included in net income, net of tax expense of $6 and $10 for the three months ended June 30, 2016 and 2015, respectively, and $13 and $212 for the six months ended June 30, 2016 and 2015, respectively	(12)	(18)	(24)	(395)
Adjustment for pension and other postretirement benefits, net of tax expense (benefit) of $(202) and $380 for the three months ended June 30, 2016 and 2015, respectively, and $(404) and $761 for the six months ended June 30, 2016 and 2015, respectively	(375)	707	(750)	1,413
Total other comprehensive income (loss), net of tax	992	(1,325)	3,334	1,349
Comprehensive income	$26,699	$17,699	$52,303	$38,208

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
Balances at December 31, 2014	$32,774	$565,166	$231,646	$(32,453)	$797,133
Comprehensive income			36,859	1,349	38,208
Cash dividends declared and paid of $0.48 per share			(17,049)		(17,049)
Issuance of common stock in business acquisitions	5,183	154,721			159,904
Shares issued – stock options	88	1,058			1,146
Shares issued – directors’ stock plans	11	305			316
Shares issued – restricted stock units	53	(381)			(328)
Share-based compensation	1	1,460			1,461
Balances at June 30, 2015	$38,110	$722,329	$251,456	$(31,104)	$980,791

Balances at December 31, 2015	$38,168	$725,280	$281,558	$(29,032)	$1,015,974
Comprehensive income			48,969	3,334	52,303
Cash dividends declared and paid of $0.52 per share			(19,942)		(19,942)
Shares issued – stock options	48	480			528
Shares issued – directors’ stock plans	5	120			125
Shares issued – restricted stock units	45	(514)			(469)
Share-based compensation	1	1,779			1,780
Balances at June 30, 2016	$38,267	$727,145	$310,585	$(25,698)	$1,050,299

See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Operating Activities
Net income	$48,969	$36,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,500	3,000
Gains on sales of loans	(3,431)	(3,375)
Proceeds from sales of loans	119,845	119,683
Loans originated for sale	(120,077)	(111,903)
Net gains from sales/writedowns of other real estate and repossessed assets	(2,512)	(1,578)
Depreciation of premises and equipment	5,562	5,239
Amortization of intangible assets	4,751	3,787
Net gains on sale of investment securities	(37)	(607)
Net amortization of premiums and discounts on investment securities	2,891	2,759
Share-based compensation expense	1,780	1,461
Net increase in interest receivable and other assets	(13,642)	(11,695)
Net decrease in interest payable and other liabilities	(4,139)	(15,727)
Net cash provided by operating activities	44,460	27,903
Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	—	13,173
Proceeds from maturities, calls and principal reductions	99,528	113,973
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	57,518	54,481
Purchases	(101,295)	(205,286)
Net increase in loans	(385,814)	(250,997)
Proceeds from sales of other real estate and repossessed assets	7,377	7,934
Purchases of premises and equipment, net of disposals	(3,897)	(3,333)
Cash acquired, net of cash paid, in business combinations	—	16,551
Net cash used in investing activities	(326,583)	(253,504)
Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	95,263	217,719
Net decrease in time deposits	(87,384)	(72,795)
Net increase in securities sold under agreements to repurchase with customers and other short-term borrowings	159,014	103,824
Proceeds from long-term borrowings	150,000	25,000
Repayment of long-term borrowings	(20,558)	—
Cash dividends paid	(19,942)	(17,049)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	653	1,462
Cash paid for payroll taxes upon conversion of share-based awards	(752)	(546)
Net cash provided by financing activities	276,294	257,615
Net increase (decrease) in cash and cash equivalents	(5,829)	32,014
Cash and cash equivalents at beginning of period	238,789	183,020
Cash and cash equivalents at end of period	$232,960	$215,034
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,764	$6,592
Loans transferred to other real estate and repossessed assets	3,370	5,908
Closed branch offices transferred to other real estate	1,863	359
Federal income taxes paid	11,700	20,800
Business combinations:
Fair value of tangible assets acquired (non-cash)	—	1,284,552
Goodwill and identifiable intangible assets acquired	—	116,478
Liabilities assumed	—	1,257,917
Common stock issued	—	159,904
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
June 30, 2016

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
June 30, 2016

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
Loans in the Corporation’s commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduced payments due to a moderate extension of the loan’s contractual term. If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. If the Corporation does not expect to incur a loss on the loan based on its assessment of the borrowers’ expected cash flows, as the pre- and post-modification effective yields are approximately the same, the loan is classified as a nonperforming TDR until a six-month payment history is sustained, at which time the loan is classified as a performing TDR. Since no loss is expected to be incurred on nonperforming TDRs, no additional provision for loan losses has been recognized for these loans and they continue to accrue interest at their contractual interest rate. Nonperforming TDRs are individually evaluated for impairment and transferred to nonaccrual status if they become 90 days past due as to principal or interest payments or if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.
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
June 30, 2016

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
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans based on loan loss experience of other adversely-rated loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, with equal weighting placed on all of the years, loan loss trends and giving consideration to estimated loss emergence periods, and (iv) a reserve for qualitative factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under GAAP, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. At June 30, 2016, December 31, 2015 and June 30, 2015, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. The Corporation has not elected the fair value option for any other financial assets or liabilities.
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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at June 30, 2016, December 31, 2015 or June 30, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits allocated. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.6 million and $1.2 million during the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2015, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $24.3 million at June 30, 2016, $21.7 million at December 31, 2015 and $21.4 million at June 30, 2015.
Under the equity method, the Corporation's share of the earnings or losses are included in other operating expenses on the consolidated statements of income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $7.5 million, $1.7 million and $3.3 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in other liabilities on the consolidated statements of financial position. The Corporation's remaining unfunded equity contributions totaled $11.5 million, $8.0 million and $9.7 million at June 30, 2016, December 31, 2015 and June 30, 2015.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of June 30, 2016, December 31, 2015 or June 30, 2015.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At June 30, 2016, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase program.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Preferred Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminated and replaced the previous class of 200,000 shares of preferred stock, that had been approved by shareholders on April 20, 2009, with a new class of 2,000,000 shares of preferred stock. At June 30, 2016, no shares of preferred stock were issued and outstanding.
Common Stock
On July 19, 2016, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 in connection with the pending merger with Talmer.
Legal Matters
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016-151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and Chemical. The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that Chemical allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. Talmer, Chemical and the individual defendants all believe that the claims asserted against each of them in the above-described lawsuits are without merit and intend to vigorously defend against these lawsuits. These two cases ere consolidated as In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB, per an order entered on May 12, 2016.
On March 22, 2016, an additional putative class action and derivative complaint was filed in the Circuit Court for Oakland County, Michigan, by an individual purporting to be a shareholder of Talmer, styled Stephen Bushansky v. Gary Torgow et. al. Case No. 2016-152112-CB. This action contained similar allegations, claims, and requests for relief as the complaints filed in the Lee and City of Livonia lawsuits discussed above. The Bushansky lawsuit was voluntarily dismissed by the plaintiff as to all defendants, without prejudice, on April 18, 2016. On April 27, 2016, Stephen Bushansky filed a new putative class action complaint in the United State District Court for Eastern District of Michigan, styled Stephen Bushansky v. Talmer Bancorp In. et.al., Docket No. 1:16-cv-11511. This lawsuit alleged violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and named Talmer, Chemical, and several individuals as defendants. The complaint alleged, among other things, that the Defendants issued materially incomplete and misleading disclosures in the preliminary Form S-4 Registration Statement relating to the proposed merger. The Federal Bushansky lawsuit was voluntarily dismissed by the plaintiff as to all defendants, without prejudice, on June 20, 2016.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
On April 25, 2016, a complaint was filed in the United States District Court for the Eastern District of Michigan by another purported shareholder of Talmer, styled Kevin Nicholl v. Chemical Financial Corporation et. al., Docket No. 1:16-cv-11482. The plaintiff names Talmer, Chemical, and several individuals as defendants. This lawsuit was styled as a class action and derivative action, and alleged breach of fiduciary duties as well as violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The Nicholl lawsuit was voluntarily dismissed by the plaintiff as to all defendants, with prejudice, on June 20, 2016.
On June 16, 2016, a complaint was filed in the United States District Court for the Eastern District of Michigan by a purported Talmer shareholder, styled City of Livonia Employees’ Retirement System v. Chemical Financial Corporation, et. al., Docket No. 2:16-cv-12229. The plaintiff purports to bring the action “individually and on behalf of all others similarly situated,” and requests certification as a class action. This lawsuit alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. The Complaint alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer’s shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys’ and experts’ fees, and that the Court grant such other relief as it deems just and proper. Talmer, Chemical, and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit.
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
Customer's Accounting for Cloud Computing Fees
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. The purpose of ASU 2015-05 is to clarify which fees paid in a cloud computing arrangement should be capitalized and

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

which fees should be expensed as incurred. The adoption of ASU 2015-05 prospectively effective January 1, 2016 did not have a material impact on the Corporation's consolidated financial condition or results of operations.
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
Credit Losses
In June, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.
ASU 2016-13 requires an entity measure expected credit losses for financial assets over the estimated lifetime of expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard includes the following core concepts in determining the expected credit loss estimate: (a) be based on an asset’s amortized cost (including premiums or discounts, net deferred fees and costs, foreign

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

exchange and fair value hedge accounting adjustments), (b) reflect losses expected over the remaining contractual life of an asset (considering the effect of voluntary prepayments), (c) consider available relevant information about the estimated collectability of cash flows (including information about past events, current conditions, and reasonable and supportable forecasts), and (d) reflect the risk of loss, even when that risk is remote.
ASU 2016-13 also amends the recording of purchased credit-deteriorated assets. Under the new guidance, an allowance will be recognized at acquisition through a gross-up approach whereby an entity will record as the initial amortized cost the sum of (a) the purchase price and (b) an estimate of credit losses as of the date of acquisition. In addition, the guidance also requires immediate recognition in earnings any subsequent changes, both favorable and unfavorable, in expected cash flows by adjusting this allowance.
ASU 2016-13 amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Management may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists, as is currently permitted. In addition, an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. As a result, entities will recognize improvements to credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time under current practice.
New disclosures required by ASU 2016-13 include: (a) for financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes, (b) for financial receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year or the asset’s origination or vintage for as many as five annual periods, and (c) for available-for-sale debt securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.
Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Corporation's consolidated financial condition and results of operations.
Note 2: Mergers and Acquisitions
Pending Merger with Talmer Bancorp, Inc.
On January 25, 2016, the Corporation entered into an Agreement and Plan of Merger with Talmer. Under the terms of the merger agreement, each Talmer shareholder will receive $1.61 in cash and 0.4725 shares of the Corporation's common stock for each share of Talmer common stock, subject to adjustment in limited circumstances. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 25, 2016, the merger had a transaction value of approximately $1.1 billion. Following the completion of the merger, the Corporation intends to consolidate Talmer's wholly-owned subsidiary bank, Talmer Bank and Trust, with and into Chemical Bank. At June 30, 2016, Talmer had total assets of $6.9 billion, total loans of $5.0 billion and total deposits of $5.3 billion, including brokered deposits of $389 million. Talmer Bank and Trust is a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 80 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, Chicago, Illinois, northern Indiana, and Las Vegas, Nevada. At a special meeting of Talmer shareholders, held on July 14, 2016, Talmer shareholders approved the merger. And at a special meeting of Chemical shareholders, held on July 19, 2016, Chemical shareholders approved the merger. Completion of the merger is subject to regulatory approval, in addition to satisfaction of other customary closing conditions.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Upon acquisition, the Lake Michigan loan portfolio had contractually required principal and interest payments receivable of $1.01 billion and $190.2 million, respectively, expected principal and interest cash flows of $986.1 million and $189.6 million, respectively, and a fair value of $985.5 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $22.6 million at the acquisition date, with $22.0 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $190.2 million at the date of acquisition. The outstanding contractual principal balance and the carrying amount of the Lake Michigan acquired loan portfolio were $756 million and $734 million, respectively, at June 30, 2016, compared to $864 million and $842 million, respectively, at December 31, 2015 and $990 million and $967 million, respectively, at June 30, 2015. There was no related allowance for loan losses at those dates.
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
Upon acquisition, the Monarch loan portfolio had contractually required principal and interest payments receivable of $128.9 million and $37.8 million, respectively, expected principal and interest cash flows of $122.6 million and $37.1 million, respectively, and a fair value of $121.8 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $7.1 million at the acquisition date, with $6.3 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $37.9 million at the date of acquisition. The outstanding contractual principal balance and the carrying amount of the Monarch acquired loan portfolio were $101 million and $94 million, respectively, at June 30, 2016, compared to $115 million and $108 million, respectively, at December 31, 2015 and $126 million and $119 million, respectively, at June 30, 2015. There was no related allowance for loan losses at those dates.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Upon acquisition, the Northwestern loan portfolio had contractually required principal and interest payments receivable of $507 million and $112 million, respectively, expected principal and interest cash flows of $481 million and $104 million, respectively, and a fair value of $475 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $34 million at the acquisition date, with $26 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $110 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $305 million and $275 million, respectively, at June 30, 2016, compared to $361 million and $330 million, respectively, at December 31, 2015 and $415 million and $382 million, respectively, at June 30, 2015.
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
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired OAK in an all-stock transaction for total consideration of $83.7 million. OAK provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK added total assets of $820 million, including total loans of $627 million, and total deposits of $693 million, including brokered deposits of $193 million. Upon acquisition, the OAK loan portfolio had contractually required principal payments receivable of $683 million and a fair value of $627 million. The outstanding contractual principal balance and the carrying amount of the OAK acquired loan portfolio were $182 million and $166 million, respectively, at June 30, 2016, compared to $204 million and $183 million, respectively, at December 31, 2015 and $236 million and $215 million, respectively, at June 30, 2015.
Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

	Lake Michigan	Monarch	North-western	OAK	Total
Six Months Ended June 30, 2016	(In thousands)
Balance at beginning of period	$152,999	$34,558	$82,623	$28,077	$298,257
Additions (reductions)*	(10,365)	(863)	(5,848)	(201)	(17,277)
Accretion recognized in interest income	(17,291)	(2,836)	(8,029)	(6,284)	(34,440)
Reclassification from nonaccretable difference	—	—	5,000	5,000	10,000
Balance at end of period	$125,343	$30,859	$73,746	$26,592	$256,540

Six Months Ended June 30, 2015
Balance at beginning of period	$—	$—	$104,675	$33,286	$137,961
Additions attributable to acquisitions	190,246	37,914	—	—	228,160
Additions (reductions)*	1,550	(1,141)	(2,859)	5,215	2,765
Accretion recognized in interest income	(3,486)	(968)	(10,058)	(6,326)	(20,838)
Balance at end of period	$188,310	$35,805	$91,758	$32,175	$348,048
*Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.
As part of its ongoing assessment of the acquired loan portfolios, management has determined that the overall credit quality of the Northwestern and OAK acquired loan portfolios has improved, which has resulted in an improvement in expected cash flows of certain loan pools in these acquired loan portfolios. Accordingly, management reclassified $5.0 million during the three months ended June 30, 2016 from the nonaccretable difference to the accretable yield for each of these acquired loan portfolios, which will increase amounts recognized into interest income over the estimated remaining lives of the loan pools within these portfolios.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at June 30, 2016, December 31, 2015 and June 30, 2015:

	Investment Securities Available-for-Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
U.S. Treasury securities	$5,781	$29	$—	$5,810
Government sponsored agencies	156,843	715	536	157,022
State and political subdivisions	12,901	319	—	13,220
Residential mortgage-backed securities	166,582	2,034	—	168,616
Collateralized mortgage obligations	100,433	611	195	100,849
Corporate bonds	9,746	30	64	9,712
Preferred stock and trust preferred securities	2,888	436	1	3,323
Total	$455,174	$4,174	$796	$458,552
December 31, 2015
U.S. Treasury securities	$5,773	$—	$8	$5,765
Government sponsored agencies	195,711	78	800	194,989
State and political subdivisions	14,731	395	6	15,120
Residential mortgage-backed securities	189,452	538	2,222	187,768
Collateralized mortgage obligations	133,256	111	1,137	132,230
Corporate bonds	14,825	2	200	14,627
Preferred stock and trust preferred securities	2,888	344	—	3,232
Total	$556,636	$1,468	$4,373	$553,731
June 30, 2015
U.S. Treasury securities	$8,270	$24	$—	$8,294
Government sponsored agencies	227,424	683	200	227,907
State and political subdivisions	26,476	503	14	26,965
Residential mortgage-backed securities	213,621	742	1,694	212,669
Collateralized mortgage obligations	167,768	245	981	167,032
Corporate bonds	39,680	76	78	39,678
Preferred stock and trust preferred securities	2,889	272	—	3,161
Total	$686,128	$2,545	$2,967	$685,706

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

	Investment Securities Held-to-Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
State and political subdivisions	$552,328	$16,123	$321	$568,130
Trust preferred securities	500	—	215	285
Total	$552,828	$16,123	$536	$568,415
December 31, 2015
State and political subdivisions	$509,471	$7,446	$4,512	$512,405
Trust preferred securities	500	—	200	300
Total	$509,971	$7,446	$4,712	$512,705
June 30, 2015
State and political subdivisions	$469,337	$4,853	$7,912	$466,278
Trust preferred securities	500	—	200	300
Total	$469,837	$4,853	$8,112	$466,578
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
The following is a summary of the amortized cost and fair value of investment securities at June 30, 2016, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	June 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Investment Securities Available-for-Sale:
Due in one year or less	$154,820	$155,386
Due after one year through five years	257,040	258,856
Due after five years through ten years	37,877	38,374
Due after ten years	4,049	4,112
Preferred stock	1,388	1,824
Total	$455,174	$458,552
Investment Securities Held-to-Maturity:
Due in one year or less	$59,330	$59,633
Due after one year through five years	275,988	280,491
Due after five years through ten years	130,304	136,879
Due after ten years	87,206	91,412
Total	$552,828	$568,415

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at June 30, 2016, December 31, 2015 and June 30, 2015, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2016
Government sponsored agencies	$14,110	$19	$18,787	$517	$32,897	$536
State and political subdivisions	73,532	237	25,713	84	99,245	321
Collateralized mortgage obligations	8,461	13	22,955	182	31,416	195
Corporate bonds	—	—	4,936	64	4,936	64
Preferred stock and trust preferred securities	1,499	1	285	215	1,784	216
Total	$97,602	$270	$72,676	$1,062	$170,278	$1,332
December 31, 2015
U.S. Treasury securities	$5,765	$8	$—	$—	$5,765	$8
Government sponsored agencies	114,640	292	21,681	508	136,321	800
State and political subdivisions	195,285	2,891	68,361	1,627	263,646	4,518
Residential mortgage-backed securities	169,226	2,146	3,435	76	172,661	2,222
Collateralized mortgage obligations	60,459	408	39,382	729	99,841	1,137
Corporate bonds	9,532	200	—	—	9,532	200
Trust preferred securities	—	—	300	200	300	200
Total	$554,907	$5,945	$133,159	$3,140	$688,066	$9,085
June 30, 2015
Government sponsored agencies	$24,789	$163	$14,715	$37	$39,504	$200
State and political subdivisions	258,503	5,433	63,584	2,493	322,087	7,926
Residential mortgage-backed securities	187,858	1,592	3,643	102	191,501	1,694
Collateralized mortgage obligations	49,845	155	48,881	826	98,726	981
Corporate bonds	9,670	49	14,971	29	24,641	78
Trust preferred securities	—	—	300	200	300	200
Total	$530,665	$7,392	$146,094	$3,687	$676,759	$11,079
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of June 30, 2016, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at June 30, 2016 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.
At June 30, 2016, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at June 30, 2016, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Real estate construction and land development — Real estate construction loans represent secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Land development loans represent secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans are primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

	June 30, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Commercial loan portfolio:
Commercial	$1,953,301	$1,905,879	$1,754,873
Commercial real estate	2,157,733	2,112,162	2,243,513
Real estate construction and land development	285,848	232,076	112,312
Subtotal	4,396,882	4,250,117	4,110,698
Consumer loan portfolio:
Residential mortgage	1,494,192	1,429,636	1,310,167
Consumer installment	1,048,622	877,457	887,907
Home equity	707,573	713,937	725,971
Subtotal	3,250,387	3,021,030	2,924,045
Total loans	$7,647,269	$7,271,147	$7,034,743

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
June 30, 2016

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
The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at June 30, 2016, December 31, 2015 and June 30, 2015:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

	Commercial	Commercial Real Estate	Real Estate Construction and Land Development	Total
	(In thousands)
June 30, 2016
Originated Portfolio:
Risk Grades 1-5	$1,537,612	$1,479,365	$239,194	$3,256,171
Risk Grade 6	46,202	36,814	843	83,859
Risk Grade 7	35,602	15,434	517	51,553
Risk Grade 8	14,577	21,324	496	36,397
Risk Grade 9	—	1	—	1
Subtotal	1,633,993	1,552,938	241,050	3,427,981
Acquired Portfolio:
Risk Grades 1-5	292,492	554,352	40,671	887,515
Risk Grade 6	15,352	20,746	1,500	37,598
Risk Grade 7	8,448	23,879	1,229	33,556
Risk Grade 8	3,016	5,818	1,398	10,232
Risk Grade 9	—	—	—	—
Subtotal	319,308	604,795	44,798	968,901
Total	$1,953,301	$2,157,733	$285,848	$4,396,882
December 31, 2015
Originated Portfolio:
Risk Grades 1-5	$1,418,301	$1,341,202	$183,323	$2,942,826
Risk Grade 6	34,727	31,036	180	65,943
Risk Grade 7	39,933	26,658	1,123	67,714
Risk Grade 8	26,459	25,163	521	52,143
Risk Grade 9	2,095	—	—	2,095
Subtotal	1,521,515	1,424,059	185,147	3,130,721
Acquired Portfolio:
Risk Grades 1-5	340,782	629,430	41,683	1,011,895
Risk Grade 6	28,321	23,926	2,556	54,803
Risk Grade 7	11,607	29,975	1,537	43,119
Risk Grade 8	3,654	4,772	1,153	9,579
Risk Grade 9	—	—	—	—
Subtotal	384,364	688,103	46,929	1,119,396
Total	$1,905,879	$2,112,162	$232,076	$4,250,117
June 30, 2015
Originated Portfolio:
Risk Grades 1-5	$1,269,091	$1,273,725	$97,364	$2,640,180
Risk Grade 6	32,189	34,677	433	67,299
Risk Grade 7	41,316	29,737	2,127	73,180
Risk Grade 8	17,260	25,283	502	43,045
Risk Grade 9	—	4	—	4
Subtotal	1,359,856	1,363,426	100,426	2,823,708
Acquired Portfolio:
Risk Grades 1-5	347,914	820,400	10,139	1,178,453
Risk Grade 6	29,412	22,796	71	52,279
Risk Grade 7	13,910	30,288	119	44,317
Risk Grade 8	3,781	6,603	1,557	11,941
Risk Grade 9	—	—	—	—
Subtotal	395,017	880,087	11,886	1,286,990
Total	$1,754,873	$2,243,513	$112,312	$4,110,698

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at June 30, 2016, December 31, 2015 and June 30, 2015:

	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
	(In thousands)
June 30, 2016
Originated Loans:
Performing	$1,299,382	$1,041,978	$598,283	$2,939,643
Nonperforming	7,983	285	3,042	11,310
Subtotal	1,307,365	1,042,263	601,325	2,950,953
Acquired Loans:
Performing	185,492	6,298	105,360	297,150
Nonperforming	1,335	61	888	2,284
Subtotal	186,827	6,359	106,248	299,434
Total	$1,494,192	$1,048,622	$707,573	$3,250,387
December 31, 2015
Originated Loans:
Performing	$1,207,945	$868,975	$587,566	$2,664,486
Nonperforming	9,030	451	3,246	12,727
Subtotal	1,216,975	869,426	590,812	2,677,213
Acquired Loans:
Performing	210,580	7,984	122,118	340,682
Nonperforming	2,081	47	1,007	3,135
Subtotal	212,661	8,031	123,125	343,817
Total	$1,429,636	$877,457	$713,937	$3,021,030
June 30, 2015
Originated Loans:
Performing	$1,058,696	$871,543	$584,520	$2,514,759
Nonperforming	9,793	393	2,357	12,543
Subtotal	1,068,489	871,936	586,877	2,527,302
Acquired Loans:
Performing	238,698	15,966	138,086	392,750
Nonperforming	2,980	5	1,008	3,993
Subtotal	241,678	15,971	139,094	396,743
Total	$1,310,167	$887,907	$725,971	$2,924,045

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Nonperforming Loans
A summary of nonperforming loans follows:

	June 30, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Nonaccrual loans:
Commercial	$14,577	$28,554	$17,260
Commercial real estate	21,325	25,163	25,287
Real estate construction and land development	496	521	502
Residential mortgage	5,343	5,557	6,004
Consumer installment	285	451	393
Home equity	1,971	1,979	1,769
Total nonaccrual loans	43,997	62,225	51,215
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	3	364	711
Commercial real estate	3	254	56
Residential mortgage	407	402	424
Home equity	1,071	1,267	588
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,484	2,287	1,779
Nonperforming TDRs:
Commercial loan portfolio	14,240	16,297	14,547
Consumer loan portfolio	2,233	3,071	3,365
Total nonperforming TDRs	16,473	19,368	17,912
Total nonperforming loans	$61,954	$83,880	$70,906
The Corporation’s nonaccrual loans at June 30, 2016, December 31, 2015 and June 30, 2015 included $32.4 million, $35.9 million and $35.7 million, respectively, of nonaccrual TDRs.
The Corporation had $0.9 million of residential mortgage loans that were in the process of foreclosure at June 30, 2016, compared to $2.9 million and $2.0 million at December 31, 2015 and June 30, 2015, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Impaired Loans
The following schedule presents impaired loans by classes of loans at June 30, 2016, December 31, 2015 and June 30, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
June 30, 2016
Impaired loans with a valuation allowance:
Commercial	$3,764	$3,769	$2,582
Commercial real estate	3,270	3,438	472
Residential mortgage	20,745	20,745	163
Subtotal	27,779	27,952	3,217
Impaired loans with no related valuation allowance:
Commercial	34,633	43,576	—
Commercial real estate	47,894	58,312	—
Real estate construction and land development	2,196	3,770	—
Residential mortgage	6,678	7,365	—
Consumer installment	347	365	—
Home equity	2,859	3,084	—
Subtotal	94,607	116,472	—
Total impaired loans:
Commercial	38,397	47,345	2,582
Commercial real estate	51,164	61,750	472
Real estate construction and land development	2,196	3,770	—
Residential mortgage	27,423	28,110	163
Consumer installment	347	365	—
Home equity	2,859	3,084	—
Total	$122,386	$144,424	$3,217
December 31, 2015
Impaired loans with a valuation allowance:
Commercial	$18,898	$19,426	$5,700
Commercial real estate	4,448	4,688	497
Residential mortgage	21,037	21,037	192
Subtotal	44,383	45,151	6,389
Impaired loans with no related valuation allowance:
Commercial	31,039	37,703	—
Commercial real estate	53,518	69,130	—
Real estate construction and land development	2,136	3,108	—
Residential mortgage	7,638	8,644	—
Consumer installment	498	512	—
Home equity	2,986	3,270	—
Subtotal	97,815	122,367	—
Total impaired loans:
Commercial	49,937	57,129	5,700
Commercial real estate	57,966	73,818	497
Real estate construction and land development	2,136	3,108	—
Residential mortgage	28,675	29,681	192
Consumer installment	498	512	—
Home equity	2,986	3,270	—
Total	$142,198	$167,518	$6,389

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
	(In thousands)
June 30, 2015
Impaired loans with a valuation allowance:
Commercial	$4,044	$4,137	$718
Commercial real estate	2,789	2,948	603
Residential mortgage	20,970	20,970	260
Subtotal	27,803	28,055	1,581
Impaired loans with no related valuation allowance:
Commercial	32,461	38,160	—
Commercial real estate	56,052	78,490	—
Real estate construction and land development	2,393	4,175	—
Residential mortgage	8,984	8,984	—
Consumer installment	398	398	—
Home equity	2,778	2,778	—
Subtotal	103,066	132,985	—
Total impaired loans:
Commercial	36,505	42,297	718
Commercial real estate	58,841	81,438	603
Real estate construction and land development	2,393	4,175	—
Residential mortgage	29,954	29,954	260
Consumer installment	398	398	—
Home equity	2,778	2,778	—
Total	$130,869	$161,040	$1,581
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $22.0 million, $25.3 million and $30.2 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, includes confirmed losses (partial charge-offs) of $16.3 million, $17.1 million and $15.2 million, respectively, and fair value discount adjustments of $5.7 million, $8.2 million and $15.0 million, respectively.
Impaired loans included $12.5 million, $12.8 million and $15.9 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $49.4 million, $47.8 million and $45.8 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, of performing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The following schedule presents information related to impaired loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$38,606	$348	$41,811	$677
Commercial real estate	53,723	391	55,839	849
Real estate construction and land development	2,265	26	2,166	51
Residential mortgage	27,418	356	27,755	722
Consumer installment	330	1	359	2
Home equity	2,791	13	3,022	28
Total	$125,133	$1,135	$130,952	$2,329

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
	(In thousands)
Commercial	$36,735	$263	$37,655	$552
Commercial real estate	60,393	458	60,317	983
Real estate construction and land development	2,290	36	2,403	63
Residential mortgage	29,432	380	28,392	711
Consumer installment	426	1	463	1
Home equity	2,529	14	2,440	22
Total	$131,805	$1,152	$131,670	$2,332
The following schedule presents the aging status of the recorded investment in loans by classes of loans at June 30, 2016, December 31, 2015 and June 30, 2015:

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
June 30, 2016
Originated Portfolio:
Commercial	$4,522	$822	$3	$14,577	$19,924	$1,614,069	$1,633,993
Commercial real estate	8,842	343	3	21,325	30,513	1,522,425	1,552,938
Real estate construction and land development	62	—	—	496	558	240,492	241,050
Residential mortgage	1,955	—	407	5,343	7,705	1,299,660	1,307,365
Consumer installment	2,856	554	—	285	3,695	1,038,568	1,042,263
Home equity	2,594	366	1,071	1,971	6,002	595,323	601,325
Total	$20,831	$2,085	$1,484	$43,997	$68,397	$6,310,537	$6,378,934
Acquired Portfolio:
Commercial	$547	$—	$3,038	$—	$3,585	$315,723	$319,308
Commercial real estate	90	—	5,817	—	5,907	598,888	604,795
Real estate construction and land development	389	—	1,398	—	1,787	43,011	44,798
Residential mortgage	407	—	1,335	—	1,742	185,085	186,827
Consumer installment	58	25	62	—	145	6,214	6,359
Home equity	416	38	888	—	1,342	104,906	106,248
Total	$1,907	$63	$12,538	$—	$14,508	$1,253,827	$1,268,335

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
	(In thousands)
December 31, 2015
Originated Portfolio:
Commercial	$3,685	$1,230	$364	$28,554	$33,833	$1,487,682	$1,521,515
Commercial real estate	4,168	1,603	254	25,163	31,188	1,392,871	1,424,059
Real estate construction and land development	—	—	—	521	521	184,626	185,147
Residential mortgage	1,737	—	402	5,557	7,696	1,209,279	1,216,975
Consumer installment	3,145	644	—	451	4,240	865,186	869,426
Home equity	1,767	788	1,267	1,979	5,801	585,011	590,812
Total	$14,502	$4,265	$2,287	$62,225	$83,279	$5,724,655	$5,807,934
Acquired Portfolio:
Commercial	$490	$532	$3,735	$—	$4,757	$379,607	$384,364
Commercial real estate	3,557	691	4,771	—	9,019	679,084	688,103
Real estate construction and land development	—	—	1,154	—	1,154	45,775	46,929
Residential mortgage	1,370	—	2,081	—	3,451	209,210	212,661
Consumer installment	55	—	47	—	102	7,929	8,031
Home equity	847	78	1,007	—	1,932	121,193	123,125
Total	$6,319	$1,301	$12,795	$—	$20,415	$1,442,798	$1,463,213
June 30, 2015
Originated Portfolio:
Commercial	$4,055	$2,317	$711	$17,260	$24,343	$1,335,513	$1,359,856
Commercial real estate	2,754	1,117	56	25,287	29,214	1,334,212	1,363,426
Real estate construction and land development	413	—	—	502	915	99,511	100,426
Residential mortgage	1,536	—	424	6,004	7,964	1,060,525	1,068,489
Consumer installment	2,526	302	—	393	3,221	868,715	871,936
Home equity	2,334	204	588	1,769	4,895	581,982	586,877
Total	$13,618	$3,940	$1,779	$51,215	$70,552	$5,280,458	$5,351,010
Acquired Portfolio:
Commercial	$690	$—	$3,781	$—	$4,471	$390,546	$395,017
Commercial real estate	969	291	6,603	—	7,863	872,224	880,087
Real estate construction and land development	—	—	1,557	—	1,557	10,329	11,886
Residential mortgage	1,077	138	2,980	—	4,195	237,483	241,678
Consumer installment	—	56	5	—	61	15,910	15,971
Home equity	1,153	210	1,008	—	2,371	136,723	139,094
Total	$3,889	$695	$15,934	$—	$20,518	$1,663,215	$1,683,733

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s TDRs at June 30, 2016, December 31, 2015 and June 30, 2015:

	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
	(In thousands)
June 30, 2016
Commercial loan portfolio	$30,866	$14,240	$28,979	$74,085
Consumer loan portfolio	18,512	2,233	3,402	24,147
Total	$49,378	$16,473	$32,381	$98,232
December 31, 2015
Commercial loan portfolio	$29,844	$16,297	$32,682	$78,823
Consumer loan portfolio	17,966	3,071	3,251	24,288
Total	$47,810	$19,368	$35,933	$103,111
June 30, 2015
Commercial loan portfolio	$28,203	$14,547	$32,001	$74,751
Consumer loan portfolio	17,605	3,365	3,707	24,677
Total	$45,808	$17,912	$35,708	$99,428
The following schedule provides information on the Corporation's TDRs that were modified during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	21	$4,149	$4,149	28	$7,981	$7,981
Commercial real estate	2	1,454	1,454	6	2,441	2,441
Subtotal – commercial loan portfolio	23	5,603	5,603	34	10,422	10,422
Consumer loan portfolio	14	490	490	21	694	694
Total	37	$6,093	$6,093	55	$11,116	$11,116

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	13	$2,332	$2,332	18	$4,264	$4,264
Commercial real estate	4	527	527	9	3,061	3,061
Real estate construction and land development	1	305	305	1	305	305
Subtotal – commercial loan portfolio	18	3,164	3,164	28	7,630	7,630
Consumer loan portfolio	29	1,633	1,631	39	1,969	1,967
Total	47	$4,797	$4,795	67	$9,599	$9,597
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The following schedule includes TDRs for which there was a payment default during the three and six months ended June 30, 2016 and 2015, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	—	$—
Commercial real estate	1	788	2	1,721
Subtotal – commercial loan portfolio	1	788	2	1,721
Consumer loan portfolio	1	—	2	—
Total	2	$788	4	$1,721

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	—	$—
Commercial real estate	1	183	4	942
Subtotal – commercial loan portfolio	1	183	4	942
Consumer loan portfolio	—	—	1	33
Total	1	$183	5	$975

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and six months ended June 30, 2016 and details regarding the balance in the allowance and the recorded investment in loans at June 30, 2016 by impairment evaluation method.

	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
	(In thousands)
Changes in allowance for loan losses for the three months ended June 30, 2016:
Beginning balance	$44,668	$25,650	$—	$70,318
Provision for loan losses	900	2,100	—	3,000
Charge-offs	(2,542)	(1,078)	—	(3,620)
Recoveries	1,202	606	—	1,808
Ending balance	$44,228	$27,278	$—	$71,506
Changes in allowance for loan losses for the six months ended June 30, 2016:
Beginning balance	$47,234	$26,094	$—	$73,328
Provision for loan losses	1,900	2,600	—	4,500
Charge-offs	(6,438)	(2,640)	—	(9,078)
Recoveries	1,532	1,224	—	2,756
Ending balance	$44,228	$27,278	$—	$71,506
Allowance for loan losses balance at June 30, 2016 attributable to:
Loans individually evaluated for impairment	$3,054	$163	$—	$3,217
Loans collectively evaluated for impairment	41,174	27,115	—	68,289
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$44,228	$27,278	$—	$71,506
Recorded investment (loan balance) at June 30, 2016:
Loans individually evaluated for impairment	$81,504	$20,745	$—	$102,249
Loans collectively evaluated for impairment	3,346,477	2,930,208	—	6,276,685
Loans acquired with deteriorated credit quality	968,901	299,434	—	1,268,335
Total	$4,396,882	$3,250,387	$—	$7,647,269
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and other acquisitions. The Corporation recorded additional goodwill in the first quarter of 2016 of $0.5 million related to the 2015 acquisition of Lake Michigan resulting from adjustments to the original acquisition date valuation of acquired assets and liabilities. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment test performed as of October 31, 2015 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through June 30, 2016 and that the Corporation's goodwill was not impaired at June 30, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The following table shows the net carrying value of the Corporation’s intangible assets:

	June 30, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Goodwill	$286,867	$287,393	$285,512
Other intangible assets:
Core deposit intangible assets	$24,429	$26,654	$28,353
Non-compete intangible assets	164	328	541
Mortgage servicing rights	9,677	11,122	12,307
Total other intangible assets	$34,270	$38,104	$41,201
The following table sets forth the carrying amount, accumulated amortization and amortization expense of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	June 30, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Gross original amount	$40,055	$40,055	$39,355
Accumulated amortization	15,626	13,401	11,002
Carrying amount	$24,429	$26,654	$28,353
Amortization expense for the three months ended June 30	$1,113		$952
Amortization expense for the six months ended June 30	$2,225		$1,743
The estimated future amortization expense on core deposit intangible assets for periods ending after June 30, 2016 is as follows: 2016 — $2.1 million; 2017 — $3.8 million; 2018 — $3.6 million; 2019 — $3.4 million; 2020 — $2.9 million; 2021 and thereafter — $8.6 million. The non-compete intangible assets will be fully amortized during 2016.
The following shows the net carrying value and fair value of MSRs and the total loans that the Corporation is servicing for others:

	June 30, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Net carrying value of MSRs	$9,677	$11,122	$12,307
Fair value of MSRs	$12,493	$15,542	$16,602
Valuation allowance	$412	$—	$—
Loans serviced for others that have servicing rights capitalized	$2,014,986	$2,082,899	$2,193,067
MSRs are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. There was a valuation allowance of $0.4 million as of June 30, 2016 related to impairment within certain pools attributable to the Corporation's servicing portfolios that were acquired in the Northwestern and Monarch transactions. There was no impairment valuation allowance recorded on the Corporation's MSRs at and December 31, 2015 and June 30, 2015.
The following table shows the activity for capitalized MSRs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$10,478	$11,583	$11,122	$12,217
Acquired in Monarch acquisition	—	1,284	—	1,284
Additions	586	415	917	815
Amortization	(975)	(1,175)	(1,950)	(2,209)
Change in valuation allowance	(412)	200	(412)	200
Balance at end of period	$9,677	$12,307	$9,677	$12,307

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Note 6: Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of related tax benefit/expense, were as follows:

	June 30, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Net unrealized gains (losses) on investment securities – available-for-sale, net of related tax expense (benefit) of $1,182 at June 30, 2016, $(1,017) at December 31, 2015 and $(148) at June 30, 2015	$2,196	$(1,888)	$(274)
Pension and other postretirement benefits adjustment, net of related tax benefit of $15,020 at June 30, 2016, $14,616 at December 31, 2015 and $16,601 at June 30, 2015	(27,894)	(27,144)	(30,830)
Accumulated other comprehensive loss	$(25,698)	$(29,032)	$(31,104)
Note 7: Borrowings
Short-term Borrowings
The Corporation's short-term borrowings, which generally have an original term to maturity of 30 days or less, consisted of short-term FHLB advances outstanding of $300 million at June 30, 2016, $100 million at December 31, 2015 and $205 million at June 30, 2015, and federal funds purchased of $22 million at June 30, 2015. There were no federal funds purchased at June 30, 2016 and December 31, 2015.
Long-term Borrowings
A summary of the Corporation's long-term borrowings follows:

	June 30, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Long-term borrowings:
Long-term FHLB advances	$329,320	$181,394	$81,469
Securities sold under agreements to repurchase	17,277	17,453	23,649
Non-revolving line-of-credit	25,000	25,000	25,000
Subordinated debt obligations	—	18,544	18,372
Total long-term borrowings	$371,597	$242,391	$148,490
During the second quarter of 2016, the Corporation borrowed $100 million of long-term FHLB advances which have a three-year term at a fixed-rate of 1.00%. During the first quarter of 2016, the Corporation borrowed $50 million of long-term FHLB advances which have a four-year term at a fixed-rate of 1.30%. The Corporation's long-term FHLB advances have a combined weighted-average interest rate of 1.27% as of June 30, 2016. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by eligible loans totaling $2.98 billion as of June 30, 2016. The scheduled reductions of long-term FHLB advances as of June 30, 2016 were as follows: 2016 - $5.1 million; 2017 - $47.1 million; 2018 - $67.1 million; 2019; - $100.0 million; and 2020 - $110.0 million.
Securities sold under agreements to repurchase are with an unaffiliated financial institution and are secured by available for-sale-securities. As of June 30, 2016, these agreements had scheduled maturities of $8.1 million in 2016 and $9.2 million in 2017.
The Corporation has a $25 million secured non-revolving line-of-credit with an unaffiliated third-party financial institution. The line-of-credit originally matured in May 2016 and was extended for a period of three months. The Corporation is fully drawn on the entire amount of the line-of-credit. This line-of-credit bears a variable rate of interest which is based on the one-, two- or three-month LIBOR, as periodically selected by the Corporation, plus a fixed stated rate (effective interest rate of 2.41% at June 30, 2016). The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at June 30, 2016.
As a result of the Lake Michigan transaction on May 31, 2015, the Corporation acquired subordinated debt obligations in the amount of $18.6 million. The Corporation fully repaid these debt obligations during the first quarter of 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Note 8: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of June 30, 2016, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk weighted assets of the Corporation totaled $7.50 billion, $7.14 billion and $6.99 billion at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.
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
At June 30, 2016, December 31, 2015 and June 30, 2015, Chemical Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets.
The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
June 30, 2016
Total Capital to Risk-Weighted Assets:
Corporation	$851,114	11.4%	$599,743	8.0%	N/A	N/A
Chemical Bank	854,189	11.4	598,142	8.0	$747,677	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	779,608	10.4	449,807	6.0	N/A	N/A
Chemical Bank	782,683	10.5	448,606	6.0	598,142	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	779,608	10.4	337,355	4.5	N/A	N/A
Chemical Bank	782,683	10.5	336,455	4.5	485,990	6.5
Leverage Ratio:
Corporation	779,608	8.6	361,408	4.0	N/A	N/A
Chemical Bank	782,683	8.7	360,746	4.0	450,932	5.0

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total Capital to Risk-Weighted Assets:
Corporation	$841,257	11.8%	$571,509	8.0%	N/A	N/A
Chemical Bank	830,294	11.7	570,073	8.0	$712,591	10.0%
Tier 1 Capital to Risk-Weighted Assets:
Corporation	767,929	10.7	428,631	6.0	N/A	N/A
Chemical Bank	756,966	10.6	427,555	6.0	570,073	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	753,815	10.6	321,474	4.5	N/A	N/A
Chemical Bank	756,966	10.6	320,666	4.5	463,184	6.5
Leverage Ratio:
Corporation	767,929	8.6	356,396	4.0	N/A	N/A
Chemical Bank	756,966	8.5	355,911	4.0	444,888	5.0
June 30, 2015
Total Capital to Risk-Weighted Assets:
Corporation	$816,595	11.6%	$559,273	8.0%	N/A	N/A
Chemical Bank	713,999	12.0	471,422	8.0	$589,277	10.0%
The Bank of Holland	77,648	10.2	61,028	8.0	76,285	10.0
The Bank of Northern Michigan	32,779	10.1	25,878	8.0	32,347	10.0
Tier 1 Capital to Risk-Weighted Assets:
Corporation	741,654	10.6	419,455	6.0	N/A	N/A
Chemical Bank	640,324	10.9	353,566	6.0	471,422	8.0
The Bank of Holland	76,312	10.0	45,771	6.0	61,028	8.0
The Bank of Northern Michigan	32,779	10.1	19,408	6.0	25,878	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets:
Corporation	723,654	10.4	314,591	4.5	N/A	N/A
Chemical Bank	640,324	10.9	265,175	4.5	383,030	6.5
The Bank of Holland	76,312	10.0	34,328	4.5	49,585	6.5
The Bank of Northern Michigan	32,779	10.1	14,556	4.5	21,025	6.5
Leverage Ratio:
Corporation	741,654	9.4	314,344	4.0	N/A	N/A
Chemical Bank	640,324	8.5	300,703	4.0	375,878	5.0
The Bank of Holland	76,312	9.9	30,710	4.0	38,388	5.0
The Bank of Northern Michigan	32,779	9.1	14,421	4.0	18,026	5.0
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
June 30, 2016

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
June 30, 2016

Disclosure of Recurring Basis Fair Value Measurements
For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2016
Investment securities – available-for-sale:
U.S. Treasury securities	$5,810	$—	$—	$5,810
Government sponsored agencies	—	157,022	—	157,022
State and political subdivisions	—	13,220	—	13,220
Residential mortgage-backed securities	—	168,616	—	168,616
Collateralized mortgage obligations	—	100,849	—	100,849
Corporate bonds	—	9,712	—	9,712
Preferred stock and trust preferred securities	—	3,323	—	3,323
Total investment securities – available-for-sale	5,810	452,742	—	458,552
Loans held-for-sale	—	13,990	—	13,990
Total assets measured at fair value on a recurring basis	$5,810	$466,732	$—	$472,542
December 31, 2015
Investment securities – available-for-sale:
U.S. Treasury securities	$5,765	$—	$—	$5,765
Government sponsored agencies	—	194,989	—	194,989
State and political subdivisions	—	15,120	—	15,120
Residential mortgage-backed securities	—	187,768	—	187,768
Collateralized mortgage obligations	—	132,230	—	132,230
Corporate bonds	—	14,627	—	14,627
Preferred stock and trust preferred securities	—	3,232	—	3,232
Total investment securities – available-for-sale	5,765	547,966	—	553,731
Loans held-for-sale	—	10,327	—	10,327
Total assets measured at fair value on a recurring basis	$5,765	$558,293	$—	$564,058
June 30, 2015
Investment securities – available-for-sale:
U.S. Treasury securities	$8,294	$—	$—	$8,294
Government sponsored agencies	—	227,907	—	227,907
State and political subdivisions	—	26,965	—	26,965
Residential mortgage-backed securities	—	212,669	—	212,669
Collateralized mortgage obligations	—	167,032	—	167,032
Corporate bonds	—	39,678	—	39,678
Preferred stock	—	3,161	—	3,161
Total investment securities – available-for-sale	8,294	677,412	—	685,706
Loans held-for-sale	—	7,798	—	7,798
Total assets measured at fair value on a recurring basis	$8,294	$685,210	$—	$693,504
There were no liabilities recorded at fair value on a recurring basis at June 30, 2016, December 31, 2015 or June 30, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At June 30, 2016, December 31, 2015 and June 30, 2015, no goodwill was impaired, and therefore, goodwill was not recorded at fair value on a nonrecurring basis.
Other intangible assets consist of core deposit intangible assets, non-compete intangible assets, and MSRs. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2016, December 31, 2015 and June 30, 2015, there was no impairment identified for core deposit intangible assets or non-compete intangible assets. The fair value of MSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, MSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies MSRs subject to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2016 , the Corporation recognized a valuation allowance of $0.4 million related to impairment within certain pools attributable to the Corporation's servicing portfolios that were acquired in the Northwestern and Monarch transactions. As a result, the MSRs related to these servicing portfolios were considered to be recorded at fair value on a nonrecurring basis as of June 30, 2016. At December 31, 2015 and June 30, 2015, there was no impairment identified for MSRs and, therefore, no other intangible assets were recorded at fair value on a nonrecurring basis.
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
June 30, 2016

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2016
Impaired originated loans	$—	$—	$23,655	$23,655
Other real estate/repossessed assets	—	—	8,440	8,440
Mortgage servicing rights	—	—	6,153	6,153
Total	$—	$—	$38,248	$38,248
December 31, 2015
Impaired originated loans	$—	$—	$42,065	$42,065
Other real estate/repossessed assets	—	—	9,935	9,935
Total	$—	$—	$52,000	$52,000
June 30, 2015
Impaired originated loans	$—	$—	$24,517	$24,517
Other real estate/repossessed assets	—	—	14,197	14,197
Total	$—	$—	$38,714	$38,714
There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2016, December 31, 2015 and June 30, 2015.
The following table presents additional information about the significant unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Range
Impaired originated loans	$23,655	Appraisal of collateral	Discount for type of collateral and age of appraisal	20%-30%
Other real estate/repossessed assets	8,440	Appraisal of property	Discount for type of property and age of appraisal	25%-30%
Mortgage servicing rights	6,153	Discounted cash flow	Constant prepayment rate	12%-22%
			Discount rate	10%-11%
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At June 30, 2016, December 31, 2015 and June 30, 2015, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
June 30, 2016

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments included in the consolidated statements of financial position was as follows:

	Level in Fair Value Measurement Hierarchy	June 30, 2016		December 31, 2015		June 30, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$232,960	$232,960	$238,789	$238,789	$215,034	$215,034
Investment securities:
Available-for-sale	Level 1	5,810	5,810	5,765	5,765	8,294	8,294
Available-for-sale	Level 2	452,742	452,742	547,966	547,966	677,412	677,412
Held-to-maturity	Level 2	552,328	568,130	509,471	512,405	469,337	466,278
Held-to-maturity	Level 3	500	285	500	300	500	300
Nonmarketable equity securities	NA	47,775	47,775	36,907	36,907	36,142	36,142
Loans held-for-sale	Level 2	13,990	13,990	10,327	10,327	7,798	7,798
Net loans	Level 3	7,575,763	7,593,013	7,197,819	7,201,994	6,959,802	6,969,655
Interest receivable	Level 2	23,111	23,111	21,953	21,953	21,668	21,668
Liabilities:
Deposits without defined maturities	Level 2	$5,904,618	$5,904,618	$5,809,355	$5,809,355	$5,547,764	$5,547,764
Time deposits	Level 3	1,560,028	1,563,446	1,647,412	1,647,412	1,745,215	1,745,215
Interest payable	Level 2	1,389	1,389	1,578	1,578	1,557	1,557
Short-term borrowings	Level 2	556,213	556,213	397,199	397,199	532,291	532,291
Long-term borrowings	Level 2	354,320	359,043	206,394	206,394	106,469	106,469
Long-term borrowings	Level 3	17,277	17,228	35,997	35,997	42,021	42,021
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

The following summarizes the numerator and denominator of the basic and diluted earnings per common share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator for both basic and diluted earnings per common share, net income	$25,707	$19,024	$48,969	$36,859
Denominator for basic earnings per common share, weighted average common shares outstanding	38,258	35,162	38,228	33,992
Weighted average common stock equivalents	342	235	332	235
Denominator for diluted earnings per common share	38,600	35,397	38,560	34,227
Basic earnings per common share	$0.67	$0.54	$1.28	$1.08
Diluted earnings per common share	$0.67	$0.54	$1.27	$1.08
The average number of exercisable employee stock option awards outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled zero and 80,700 for the three months ended June 30, 2016 and 2015, respectively, and zero and 100,875 for the six months ended June 30, 2016 and 2015, respectively.
Note 11: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended June 30, 2016 and 2015, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $1.0 million and $0.8 million, respectively. During the six months ended June 30, 2016 and 2015, share-based compensation expense related to stock options, restricted stock units and other share-based awards totaled $1.8 million and $1.5 million, respectively.
During the six-month period ended June 30, 2016, the Corporation granted options to purchase 441,167 shares of common stock, 99,208 restricted stock units and 940 shares of common stock to certain officers of the Corporation. On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At June 30, 2016, there were 703,493 shares of common stock available for future grants under the Stock Incentive Plan of 2015.
Stock Options
The Corporation issues stock options to certain officers. Stock options are issued at the current market price of the Corporation's common stock on the date of grant and expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

A summary of activity for the Corporation’s stock options as of and for the six months ended June 30, 2016 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2015	479,755	$28.75	$8.49	1,054,739	$25.38
Granted	441,167	32.81	6.15	441,167	32.81
Exercised	—	—	—	(96,058)	21.81
Vested	(118,273)	28.30	8.40	—	—
Forfeited/expired	(33,901)	31.00	7.25	(33,901)	31.00
Outstanding at June 30, 2016	768,748	$31.04	$7.21	1,365,947	$27.89
Exercisable/vested at June 30, 2016				597,199	$23.84
The weighted-average remaining contractual terms were 7.1 years for all outstanding stock options and 4.9 years for exercisable stock options at June 30, 2016. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $11.2 million and $8.1 million, respectively, at June 30, 2016. The aggregate intrinsic values of outstanding and exercisable options at June 30, 2016 were calculated based on the closing market price of the Corporation’s common stock on June 30, 2016 of $37.29 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, are not included in the aggregate intrinsic value reported.
At June 30, 2016, unrecognized compensation expense related to stock options totaled $5.2 million and is expected to be recognized over a remaining weighted average period of 3.8 years. Stock options granted prior to 2016 contain change-of-control provisions that may get triggered if the merger with Talmer is completed. In the event the change-of control provisions are triggered, unrecognized compensation expense related to these stock options will become immediately recognized by the Corporation.
The fair value of the stock options granted during the six months ended June 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

A summary of the activity for restricted stock units as of and for the six months ended June 30, 2016 is presented below:

	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
Outstanding at December 31, 2015	207,989	$26.41
Granted	99,208	30.78
Converted into shares of common stock	(45,787)	22.89
Forfeited/expired	(4,126)	29.65
Outstanding at June 30, 2016	257,284	$28.67
At June 30, 2016, unrecognized compensation expense related to restricted stock units totaled $4.9 million and is expected to be recognized over a remaining weighted average period of 2.7 years. Restricted stock units granted prior to 2016 contain change-of-control provisions that may get triggered if the merger with Talmer is completed. In the event the change-of control provisions are triggered, unrecognized compensation expense related to these restricted stock units will become immediately recognized by the Corporation.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Defined Benefit Pension Plans
Service cost	$277	$273	$554	$545
Interest cost	1,358	1,332	2,716	2,664
Expected return on plan assets	(2,140)	(2,161)	(4,281)	(4,322)
Amortization of prior service credit	—	(1)	—	(2)
Amortization of unrecognized net loss	572	1,056	1,144	2,112
Net periodic benefit cost	$67	$499	$133	$997
Postretirement Benefit Plan
Service cost	$2	$4	$4	$8
Interest cost	33	33	66	67
Amortization of prior service cost	29	32	58	65
Amortization of unrecognized net gain	(25)	—	(49)	(1)
Net periodic benefit cost	$39	$69	$79	$139
The Corporation’s pension plan does not have a contribution requirement in 2016. The Corporation did not make a contribution to the pension plan during 2015. The discount rate used to compute the Corporation's pension plan expense for 2016 is 4.55%.
401(k) Savings Plan
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $1.4 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively, and $2.7 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit pension plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all of the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made by the Corporation to the Pentegra DB Plan for the three and six months ended June 30, 2016.
Note 13: Financial Guarantees
In the normal course of business, the Corporation is a party to financial instruments containing credit risk that are not required to be reflected in the consolidated statements of financial position. For the Corporation, these financial instruments are financial and performance standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness. At June 30, 2016, December 31, 2015 and June 30, 2015, the Corporation had $47 million, $39 million and $45 million, respectively, of outstanding financial and performance standby letters of credit that expire in five years or less. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at June 30, 2016, December 31, 2015 and June 30, 2015.

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
Mergers, Acquisitions and Branch Closings
Pending Merger with Talmer Bancorp, Inc.
On January 25, 2016, the Corporation entered into an Agreement and Plan of Merger with Talmer Bancorp, Inc. ("Talmer"). Under the terms of the merger agreement, each Talmer shareholder will receive $1.61 in cash and 0.4725 shares of the Corporation's common stock for each share of Talmer common stock, subject to adjustment in limited circumstances. Based on the 30-day volume weighted price per share of the Corporation's common stock as of January 25, 2016, the merger had a transaction value of approximately $1.1 billion. Following the completion of the merger, the Corporation intends to consolidate Talmer's wholly-owned subsidiary bank, Talmer Bank and Trust, with and into Chemical Bank. At June 30, 2016, Talmer had total assets of $6.9 billion, including total loans of $5.0 billion, and total deposits of $5.3 billion, including brokered deposits of $389 million. Talmer Bank and Trust is a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 80 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, Chicago, Illinois, northern Indiana, and Las Vegas, Nevada. At a special meeting of Talmer shareholders, held on July 14, 2016, Talmer shareholders approved the merger. And at a special meeting of Chemical shareholders, held on July 19, 2016, Chemical shareholders approved the merger. Completion of the merger is subject to regulatory approval, in addition to satisfaction of other customary closing conditions.
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
Expenses associated with the closing of the aforementioned branch office locations were not significant, with the exception of $1.0 million of fair value write-downs recognized in the second quarter of 2016 related to the eleven branch locations that were closed, as the majority of the employees of these closed branch offices were transferred to other nearby Chemical Bank branch locations or other open positions within Chemical Bank.

Summary
The Corporation's net income was $25.7 million, or $0.67 per diluted share, in the second quarter of 2016, compared to net income of $23.3 million, or $0.60 per diluted share, in the first quarter of 2016 and net income of $19.0 million, or $0.54 per diluted share, in the second quarter of 2015. Net income in the second quarter of 2016 was 11% higher than the first quarter of 2016 due primarily to higher net interest income, which was partially offset by a higher provision for loan losses. The increase in net interest income was due to a combination of loan growth and an increase in the amount of interest accretion recognized for acquired loans resulting from improvements in expected cash flows from certain pools of acquired loans. Net income in the second quarter of 2016 was 35% higher than the second quarter of 2015 due largely to the Monarch and Lake Michigan acquisitions and strong organic loan growth over the past year. The Corporation's net income was $49.0 million, or $1.27 per diluted share, for the six months ended June 30, 2016, compared to net income of $36.9 million, or $1.08, for the six months ended June 30, 2015, with the increase due to a combination of the impact of the Monarch and Lake Michigan acquisitions and organic loan growth.
Merger and acquisition-related transaction expenses ("transaction expenses") totaled $3.1 million in the second quarter of 2016, $2.6 million in the first quarter of 2016 and $3.5 million in the second quarter of 2015. Excluding transaction expenses, net income was $27.7 million, or $0.72 per diluted share, in the second quarter of 2016, compared to $24.9 million, or $0.65 per diluted share, in the first quarter of 2016 and $21.7 million, or $0.61 per diluted share, in the second quarter of 2015. Excluding transaction expenses, the Corporation's net income was $52.6 million, or $1.37 per diluted share, for the six months ended June 30, 2016, compared to $40.4 million, or $1.18 per diluted share, for the six months ended June 30, 2015.
Return on average assets, on an annualized basis, was 1.11% in the second quarter of 2016, compared to 1.01% in the first quarter of 2016 and 0.94% in the second quarter of 2015. Return on average equity, on an annualized basis, was 10.0% in the second quarter of 2016, compared to 9.2% in the first quarter of 2016 and 8.6% in the second quarter of 2015. Excluding transaction expenses, the Corporation's return on average assets was 1.19% during the second quarter of 2016, compared to 1.09% in the first quarter of 2016 and 1.07% in the second quarter of 2015 and the Corporation's return on average shareholders' equity was 10.8% in the second quarter of 2016, compared to 9.9% in the first quarter of 2016 and 9.8% in the second quarter of 2015.

Non-GAAP Financial Measures
This report contains references to financial measures which are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible book value per share, tangible equity to tangible assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding transaction expenses, including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and operating expenses. These non-GAAP financial measures have been included as the Corporation believes they are helpful for investors to analyze and evaluate the Corporation's financial performance. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to the Corporation's GAAP results.
A reconciliation of a majority of the Corporation's non-GAAP financial measures is presented below. Information related to FTE and transaction expenses can be found under the subheadings "Net Interest Income" and "Operating Expenses" of this report.

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands, except per share data)
Non-GAAP Operating Results
Net Income
Net income, as reported	$25,707	$23,262	$19,024	$48,969	$36,859
Transaction expenses, net of tax	1,985	1,686	2,659	3,671	3,544
Net income, excluding transaction expenses	$27,692	$24,948	$21,683	$52,640	$40,403
Diluted Earnings Per Share
Diluted earnings per share, as reported	$0.67	$0.60	$0.54	$1.27	$1.08
Effect of transaction expenses, net of tax	0.05	0.05	0.07	0.10	0.10
Diluted earnings per share, excluding transaction expenses	$0.72	$0.65	$0.61	$1.37	$1.18
Return on Average Assets
Return on average assets, as reported	1.11%	1.01%	0.94%	1.06%	0.96%
Effect of transaction expenses, net of tax	0.08	0.08	0.13	0.08	0.09
Return on average assets, excluding transaction expenses	1.19%	1.09%	1.07%	1.14%	1.05%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	10.0%	9.2%	8.6%	9.6%	8.8%
Effect of transaction expenses, net of tax	0.8	0.7	1.2	0.7	0.9
Return on average shareholders' equity, excluding transaction expenses	10.8%	9.9%	9.8%	10.3%	9.7%

Tangible Book Value	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Shareholders' equity, as reported	$1,050,299	$1,032,291	$1,015,974	$981
Goodwill, CDI and noncompete agreements, net of tax	(297,044)	(297,821)	(299,123)	(299)
Tangible shareholders' equity	$753,255	$734,470	$716,851	$682
Common shares outstanding	38,267	38,248	38,168	38
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$27.45	$26.99	$26.62	$25.74
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$19.68	$19.20	$18.78	$17.89
Tangible Shareholders' Equity to Tangible Assets
Total assets	$9,514,172	$9,303,632	$9,188,797	$9,021
Goodwill, CDI and noncompete agreements, net of tax	(297,044)	(297,821)	(299,123)	(299)
Tangible assets	$9,217,128	$9,005,811	$8,889,674	$8,722
Tangible shareholders' equity to tangible assets	8.2%	8.2%	8.1%	7.8%

Financial Condition
Total Assets
Total assets were $9.51 billion at June 30, 2016, an increase of $211 million, or 2.3%, from total assets of $9.30 billion at March 31, 2016, an increase of $325 million or 3.5% from total assets of $9.19 billion at December 31, 2015 and an increase of $493 million, or 5.5%, from total assets of $9.02 billion at June 30, 2015.
Interest-earning assets were $8.77 billion at June 30, 2016, an increase of $199 million, or 2.3%, from interest-earning assets of $8.57 billion at March 31, 2016, an increase of $347 million, or 4.1%, from interest-earning assets of $8.43 billion at December 31, 2015 and an increase of $492 million, or 5.9%, from interest-earning assets of $8.28 billion at June 30, 2015.
The increases in total assets and interest-earning assets during the three- and twelve-month periods ended June 30, 2016 were primarily due to loan growth that was largely funded by wholesale borrowings and maturing investment securities. Loan growth during the twelve months ended June 30, 2016 was also partially funded by organic growth in customer deposits.
Investment Securities
The carrying value of investment securities totaled $1.01 billion at June 30, 2016, a decrease of $21 million, or 2.0%, from investment securities of $1.03 billion at March 31, 2016, a decrease of $52 million, or 4.9%, from investment securities of $1.06 billion at December 31, 2015 and a decrease of $144 million, or 12%, from investment securities of $1.16 billion at June 30, 2015. The Corporation utilized maturing available-for-sale investment securities over the past twelve months to increase its holdings in state and political subdivisions and to partially fund loan growth. The Corporation has increased its holdings in state and political subdivisions as it has been able to identify municipal investments within its operating markets that both met its investment objectives and provided an attractive yield when compared to other investment options.
A summary of the composition of the carrying value of the Corporation's investment securities portfolio follows:

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Available-for-sale:
U.S. Treasury securities	$5,810	$5,797	$5,765	$8,294
Government sponsored agencies	157,022	177,637	194,989	227,907
State and political subdivisions	13,220	15,061	15,120	26,965
Residential mortgage-backed securities	168,616	179,149	187,768	212,669
Collateralized mortgage obligations	100,849	118,398	132,230	167,032
Corporate bonds	9,712	14,708	14,627	39,678
Preferred stock and trust preferred securities	3,323	3,265	3,232	3,161
Total available-for-sale investment securities	458,552	514,015	553,731	685,706
Held-to-maturity:
State and political subdivisions	552,328	517,800	509,471	469,337
Trust preferred securities	500	500	500	500
Total held-to-maturity investment securities	552,828	518,300	509,971	469,837
Total investment securities	$1,011,380	$1,032,315	$1,063,702	$1,155,543
At June 30, 2016, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt obligations issued by the U.S. Department of Treasury, totaling $5.8 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and the Student Loan Marketing Corporation, totaling $157.0 million; state and political subdivisions debt obligations, comprised of general debt obligations of issuers primarily located in the State of Michigan and revenue bonds of certain hospitals and public schools and universities located in the State of Michigan, totaling $565.5 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $168.6 million; collaterized mortgage obligations (CMOs), comprised of approximately 75% fixed-rate and 25% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs with average maturities of less than three years, totaling $100.8 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $9.7 million; and preferred stock and trust preferred securities

(TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and a variable-rate TRUP from a publicly-traded bank holding company included in the available-for-sale investment securities portfolio and a variable-rate TRUP from a small non-public bank holding company included in held-to-maturity investment securities portfolio, totaling $3.8 million. Fixed-rate instruments comprised approximately 90% of the Corporation's investment securities portfolio at June 30, 2016. The Corporation's investment securities portfolio as of June 30, 2016 had a weighted average life of approximately 3.3 years and an effective duration of approximately 2.0 years.
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
The Corporation's investment securities portfolio, with a carrying value of $1.01 billion at June 30, 2016, had gross unrealized losses of $1.3 million at that date. The Corporation's investment securities portfolio had gross unrealized losses of $3.5 million at March 31, 2016, $9.1 million at December 31, 2015 and $11.1 million at June 30, 2015. Management believed that the unrealized losses on investment securities at June 30, 2016 were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. The improvement in the unrealized loss position of the Corporation's investment securities portfolio as of June 30, 2016 is primarily due to declines in long-term market interest rates. Accordingly, the Corporation believed the unrealized losses in its investment securities portfolio at June 30, 2016 were temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three months ended June 30, 2016. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the unrealized loss impairment was temporary in nature follows.
At June 30, 2016, the gross unrealized losses in the Corporation's investment securities portfolio of $1.3 million were comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $0.7 million; state and political subdivisions securities of $0.3 million; corporate bonds of $0.1 million; and TRUPs of $0.2 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $424 million and gross unrealized losses of only $0.7 million at June 30, 2016. Virtually all of the impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized losses attributable to its GSA securities, residential MBSs and CMOs were temporary in nature at June 30, 2016.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $565 million and gross unrealized losses of only $0.3 million at June 30, 2016. The Corporation's state and political subdivisions securities are almost entirely from issuers primarily located in the State of Michigan and of which approximately 80% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the unrealized losses attributable to its state and political subdivisions securities were temporary in nature at June 30, 2016.
At June 30, 2016, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.2 million. This TRUP represents a 10% interest in the TRUP of a non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. The Corporation determined that the unrealized loss on this TRUP was attributable to lack of liquidity for issuances of this size. The Corporation concluded that the unrealized loss attributable to this TRUP were temporary in nature at June 30, 2016.
At June 30, 2016, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at June 30, 2016, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate and real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At June 30, 2016, the Corporation's loan portfolio was $7.65 billion and consisted of loans in the commercial loan portfolio totaling $4.40 billion, or 57% of total loans, and loans in the consumer loan portfolio totaling $3.25 billion, or 43% of total loans. Loans at fixed interest rates comprised 74% of the Corporation's total loan portfolio at June 30, 2016, March 31, 2016, December 31, 2015 and June 30, 2015.
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
A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Commercial loan portfolio:
Commercial	$1,953,301	$1,922,259	$1,905,879	$1,754,873
Commercial real estate:
Owner occupied	1,149,439	1,126,901	1,073,463	1,050,334
Nonowner occupied	954,927	959,842	982,280	1,139,042
Vacant land	53,367	56,308	56,419	54,137
Total commercial real estate	2,157,733	2,143,051	2,112,162	2,243,513
Real estate construction and land development	285,848	242,899	232,076	112,312
Subtotal - commercial loan portfolio	4,396,882	4,308,209	4,250,117	4,110,698
Consumer loan portfolio:
Residential mortgage	1,494,192	1,461,120	1,429,636	1,310,167
Consumer installment	1,048,622	897,078	877,457	887,907
Home equity	707,573	700,478	713,937	725,971
Subtotal - consumer loan portfolio	3,250,387	3,058,676	3,021,030	2,924,045
Total loans	$7,647,269	$7,366,885	$7,271,147	$7,034,743
Total loans were $7.65 billion at June 30, 2016, an increase of $280 million, or 3.8%, from total loans of $7.37 billion at March 31, 2016, an increase of $376 million, or 5.2%, from total loans of $7.27 billion at December 31, 2015 and an increase of $613 million, or 8.7%, from total loans of $7.03 billion at June 30, 2015. The Corporation's loan growth for the three and twelve months ended June 30, 2016, generally occurred across all loan categories and across all of the Corporation's banking markets and was attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.

A summary of the Corporation's organic loan growth follows (dollars in millions):

	Second Quarter of 2016		First Quarter of 2016	Six Months Ended June 30, 2016	Twelve Months Ended June 30, 2016
Organic Loan Growth	$	%	$	$	$	%
Commercial loan portfolio:
Commercial	$31	1.6%	$16	$47	$198	11.3%
Commercial real estate	15	0.7	31	46	(86)	(3.8)
Real estate construction and land development	43	17.7	11	54	174	154.5
Subtotal	89	2.1	58	147	286	7.0
Consumer loan portfolio:
Residential mortgage	$33	2.3	$31	$64	$184	14.0
Consumer installment	151	16.9	20	171	161	18.1
Home equity	7	1.0	(13)	(6)	(18)	(2.5)
Subtotal	191	6.3	38	229	327	11.2
Total loans	$280	3.8%	$96	$376	$613	8.7%

A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans and real estate construction and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $4.40 billion at June 30, 2016 included 153 loan relationships of $5.0 million or greater. These 153 loan relationships totaled $1.59 billion, which represented 36% of the commercial loan portfolio at June 30, 2016, and included 49 loan relationships that had outstanding balances of $10 million or higher, totaling $847 million, or 19% of the commercial loan portfolio, at that date. The Corporation had 13 loan relationships that had outstanding balances of $20 million or higher, totaling $339 million, or 7.7% of the commercial loan portfolio, at June 30, 2016. The Corporation had 29 loan relationships at June 30, 2016 with loan balances greater than $5.0 million and less than $10 million, totaling $240 million, that had unfunded credit commitments totaling $123 million that, if advanced, could result in a loan relationship of $10 million or more.
The Corporation had $54 million of loans to borrowers in the energy and related industries at June 30, 2016, compared to $49 million at March 31, 2016. These loans comprised approximately 1% of loans in the Corporation's commercial loan portfolio at these dates. Of the Corporation's loans in the energy and related industries, only 1% were nonperforming at both June 30, 2016 and March 31, 2016. The Corporation had another $44 million of unfunded credit commitments to borrowers in the energy and related industries at June 30, 2016.
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
Commercial loans were $1.95 billion at June 30, 2016, compared to $1.92 billion at March 31, 2016, $1.91 billion at December 31, 2015 and $1.75 billion at June 30, 2015. Commercial loans represented 25.5% of the Corporation's loan portfolio at June 30, 2016, compared to 26.1%, 26.2% and 24.9% at March 31, 2016, December 31, 2015 and June 30, 2015, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $2.16 billion at June 30, 2016, compared to $2.14 billion at March 31, 2016, $2.11 billion at December 31, 2015 and $2.24 billion at June 30, 2015. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 53%, 44% and 3%, respectively, of the Corporation's commercial real estate loans outstanding at June 30, 2016. Commercial real estate loans represented 28.2% of the Corporation's loan portfolio at June 30, 2016, compared to 29.1%, 29.0% and 31.9% at March 31, 2016, December 31, 2015 and June 30, 2015, respectively.

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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $286 million at June 30, 2016, compared to $243 million at March 31, 2016, $232 million at December 31, 2015 and $112 million at June 30, 2015. The increases in real estate construction and land development loans during the three and twelve-month periods ended June 30, 2016 were almost entirely attributable to advances on new and existing commercial construction projects, representing a combination of owner and non-owner occupied commercial properties. Real estate construction and land development loans represented 3.7% of the Corporation's loan portfolio at June 30, 2016, compared to 3.3%, 3.2% and 1.6% at March 31, 2016, December 31, 2015 and June 30, 2015, respectively.
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
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less, with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. At June 30, 2016, approximately two-thirds of the Corporation's residential mortgage loans had an original loan-to-value ratio of 80% or less.
Residential mortgage loans were $1.49 billion at June 30, 2016, compared to $1.46 billion at March 31, 2016, $1.43 billion at December 31, 2015 and $1.31 billion at June 30, 2015. Residential mortgage loans had historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased during the most recent economic downturn when the unemployment rate increased and real estate property values declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $69.1 million at June 30, 2016, compared to $60.7 million at March 31, 2016, $62.2 million at December 31, 2015 and $69.6 million at June 30, 2015. Residential mortgage loans represented 19.5% of the Corporation's loan portfolio at June 30, 2016, compared to 19.8%, 19.7% and 18.6% at March 31, 2016, December 31, 2015 and June 30, 2015, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $396 million at June 30, 2016, compared to $392 million, $379 million and $319 million at March 31, 2016, December 31, 2015 and June 30, 2015, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $1.05 billion at June 30, 2016, compared to $897 million at March 31, 2016, $877 million at December 31, 2015 and $888 million at June 30, 2015. The majority of growth in consumer installment loans during the second quarter of 2016 was attributable to indirect loans. At June 30, 2016, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 61%; recreational vehicles - 23%; marine vehicles - 11%; other collateral - 4%; and unsecured - 1%. Consumer installment loans represented 13.7% of the Corporation's loan portfolio at June 30, 2016, compared to 12.2%, 12.1% and 12.6% at March 31, 2016, December 31, 2015 and June 30, 2015, respectively.

The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $708 million at June 30, 2016, compared to $700 million at March 31, 2016, $714 million at December 31, 2015 and $726 million at June 30, 2015. At June 30, 2016, approximately 55% of the Corporation's home equity loans were first lien mortgages and 45% were junior lien mortgages. Home equity loans represented 9.3% of the Corporation's loan portfolio at June 30, 2016, compared to 9.5%, 9.8% and 10.3% at March 31, 2016, December 31, 2015 and June 30, 2015, respectively. Home equity lines of credit comprised $273 million, or 39%, of the Corporation's home equity loans at June 30, 2016, compared to $272 million, or 39%, of home equity loans at March 31, 2016, $278 million, or 39% of home equity loans at December 31, 2015 and $284 million, or 39%, of home equity loans at June 30, 2015. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced net loan losses totaling 17 basis points (annualized) of average consumer installment and home equity loans during the first six months of 2016, compared to 19 basis points of average consumer installment and home equity loans in all of 2015. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 4.6% at June 30, 2016, compared to 4.8%, 5.1% and 5.5% at March 31, 2016, December 31, 2015 and June 30, 2015, respectively, and slightly lower than the national average of 4.9% at June 30, 2016.
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
Nonperforming assets were $70.4 million at June 30, 2016, a decrease of $12.1 million, or 15%, from $82.5 million at March 31, 2016 and a decrease of $23.4 million, or 25%, from $93.8 million at December 31, 2015. The decrease in nonperforming assets during the second quarter of 2016 was primarily attributable to a reduction in nonperforming loans resulting from a combination of principal paydowns of $6.4 million, $3.9 million of loans upgraded to accruing status and net loan charge-offs. Nonperforming assets represented 0.74%, 0.89% and 1.02% of total assets at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan. Management evaluates and, when appropriate, obtains new appraisals or discount appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties.
Nonperforming assets at June 30, 2016, March 31, 2016 and December 31, 2015 did not include impaired acquired loans totaling $12.5 million, $10.1 million and $12.8 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

The following schedule provides a summary of nonperforming assets:

	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$14,577	$19,264	$28,554
Commercial real estate	21,325	25,859	25,163
Real estate construction and land development	496	546	521
Residential mortgage	5,343	5,062	5,557
Consumer installment	285	360	451
Home equity	1,971	2,328	1,979
Total nonaccrual loans	43,997	53,419	62,225
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	3	370	364
Commercial real estate	3	—	254
Residential mortgage	407	423	402
Home equity	1,071	679	1,267
Total accruing loans contractually past due 90 days or more as to interest or principal payments	1,484	1,472	2,287
Nonperforming TDRs:
Commercial loan portfolio	14,240	15,351	16,297
Consumer loan portfolio	2,233	3,013	3,071
Total nonperforming TDRs	16,473	18,364	19,368
Total nonperforming loans	61,954	73,255	83,880
Other real estate and repossessed assets(1)	8,440	9,248	9,935
Total nonperforming assets	$70,394	$82,503	$93,815
Nonperforming loans as a percent of total loans	0.81%	0.99%	1.15%
Nonperforming assets as a percent of total assets	0.74%	0.89%	1.02%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $32.4 million at June 30, 2016, compared to $32.5 million at March 31, 2016 and $35.9 million at December 31, 2015. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.
The following schedule summarizes changes in nonaccrual loans during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$53,419	$53,440	$62,225	$50,644
Additions during period	5,467	8,456	10,740	19,037
Principal balances charged off	(3,166)	(2,369)	(8,220)	(4,771)
Transfers to other real estate/repossessed assets	(1,455)	(1,744)	(2,902)	(3,526)
Returned to accrual status	(3,874)	(871)	(4,217)	(1,497)
Payments received	(6,394)	(5,697)	(13,629)	(8,672)
Balance at end of period	$43,997	$51,215	$43,997	$51,215

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of June 30, 2016, March 31, 2016 and December 31, 2015.

	June 30, 2016		March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial loan portfolio:
Commercial	$22,380	36.1%	$26,900	36.7%	$33,567	40.0%
Commercial real estate	27,758	44.8	33,485	45.7	36,602	43.6
Real estate construction and land development	506	0.8	1,005	1.4	984	1.2
Subtotal-commercial loan portfolio	50,644	81.7	61,390	83.8	71,153	84.8
Consumer loan portfolio:
Residential mortgage	7,983	12.9	8,498	11.6	9,030	10.8
Consumer installment	285	0.5	360	0.5	451	0.5
Home equity	3,042	4.9	3,007	4.1	3,246	3.9
Subtotal-consumer loan portfolio	11,310	18.3	11,865	16.2	12,727	15.2
Total nonperforming loans	$61,954	100.0%	$73,255	100.0%	$83,880	100.0%
Total nonperforming loans were $62.0 million at June 30, 2016, a decrease of $11.3 million, or 15%, compared to $73.3 million at March 31, 2016 and a decrease of $21.9 million, or 26%, compared to $83.9 million at December 31, 2015. The decrease in nonperforming loans during the second quarter of 2016 was primarily attributable to a combination of principal paydowns of $6.4 million, $3.9 million of loans upgraded to accruing status and net loan charge-offs. The Corporation's nonperforming loans in the commercial loan portfolio were $50.6 million at June 30, 2016, a decrease of $10.7 million, or 18%, from $61.4 million at March 31, 2016 and a decrease of $20.5 million, or 29%, from $71.2 million at December 31, 2015. Nonperforming loans in the commercial loan portfolio comprised 82% of total nonperforming loans at June 30, 2016, compared to 84% at March 31, 2016 and 85% at December 31, 2015. The Corporation's nonperforming loans in the consumer loan portfolio were $11.3 million at June 30, 2016, a decrease of $0.6 million, or 4.7%, from $11.9 million at March 31, 2016 and a decrease of $1.4 million, or 11.1%, from $12.7 million at December 31, 2015.
Nonperforming Loans — Commercial Loan Portfolio
Nonperforming commercial loans were $22.4 million at June 30, 2016, a decrease of $4.5 million, or 17%, from $26.9 million at March 31, 2016 and a decrease of $11.2 million, or 33%, from $33.6 million at December 31, 2015. The decreases in nonperforming commercial loans was primarily attributable to a combination of principal paydowns and net loan charge-offs. At June 30, 2016, the Corporation's nonperforming commercial loans were not concentrated in any specific industry. Nonperforming commercial loans comprised 1.1% of total commercial loans at June 30, 2016, compared to 1.4% at March 31, 2016 and 1.8% at December 31, 2015.
Nonperforming commercial real estate loans were $27.8 million at June 30, 2016, a decrease of $5.7 million, or 17%, from $33.5 million at March 31, 2016 and a decrease of $8.8 million, or 24%, from $36.6 million at December 31, 2015. Nonperforming commercial real estate loans comprised 1.3% of total commercial real estate loans at June 30, 2016, compared to 1.6% at March 31, 2016 and 1.7% at December 31, 2015. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $16.8 million, $5.7 million and $5.3 million, respectively, at June 30, 2016, and comprised 1.9%, 0.9% and 13.3%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at June 30, 2016. At June 30, 2016, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at June 30, 2016 was one customer relationship totaling $4.7 million that was primarily secured by vacant land and has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At June 30, 2016, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction and land development loans were $0.5 million at June 30, 2016 and $1.0 million at both March 31, 2016 and December 31, 2015. Nonperforming real estate construction and land development loans comprised 0.2% of total real estate construction and land development loans at June 30, 2016, compared to 0.4% at both March 31, 2016 and December 31, 2015.

At June 30, 2016, the Corporation had nonperforming loans in the commercial loan portfolio of $3.5 million that were secured by real estate and were in various stages of foreclosure, compared to $4.9 million at March 31, 2016 and $2.1 million at December 31, 2015.
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at June 30, 2016, March 31, 2016 and December 31, 2015.

	June 30, 2016		March 31, 2016		December 31, 2015
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
	(Dollars in thousands)
$5,000,000 or more	—	$—	1	$6,871	1	$10,009
$2,500,000 – $4,999,999	2	8,069	1	4,819	3	11,622
$1,000,000 – $2,499,999	9	14,001	11	18,445	13	23,336
$500,000 – $999,999	17	12,664	17	12,448	12	8,543
$250,000 – $499,999	17	5,879	22	7,757	19	6,725
Under $250,000	123	10,031	132	11,050	136	10,918
Total	168	$50,644	184	$61,390	184	$71,153
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $8.0 million at June 30, 2016, a decrease of $0.5 million, or 6.1%, from $8.5 million at March 31, 2016 and a decrease of $1.0 million, or 12%, from $9.0 million at December 31, 2015. Nonperforming residential mortgage loans comprised 0.5% of total residential mortgage loans at June 30, 2016, compared to 0.6% of total residential mortgage loans at both March 31, 2016 and December 31, 2015. At June 30, 2016, a total of $0.9 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $2.3 million at March 31, 2016 and $2.9 million at December 31, 2015.
Nonperforming consumer installment loans were $0.3 million at June 30, 2016, compared to $0.4 million at March 31, 2016 and $0.5 million at December 31, 2015. Nonperforming consumer installment loans comprised less than 0.1% of total consumer installment loans at June 30, 2016, March 31, 2016 and December 31, 2015.
Nonperforming home equity loans were $3.0 million at both June 30, 2016 and March 31, 2016, compared to $3.2 million at December 31, 2015. Nonperforming home equity loans comprised 0.4% of total home equity loans at both June 30, 2016 and March 31, 2016, compared to 0.5% at December 31, 2015.
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
The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan ("nonperforming TDR") until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status ("performing TDR"). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at June 30, 2016 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.

The following summarizes the Corporation's TDRs at June 30, 2016, March 31, 2016 and December 31, 2015:

	Performing TDRs	Nonperforming TDRs			Nonaccrual TDRs	Total
		Current	Past Due 31-90 Days	Subtotal
	(In thousands)
June 30, 2016
Commercial loan portfolio	$30,866	$10,710	$3,530	$14,240	$28,979	$74,085
Consumer loan portfolio	18,512	1,729	504	2,233	3,402	24,147
Total TDRs	$49,378	$12,439	$4,034	$16,473	$32,381	$98,232
March 31, 2016
Commercial loan portfolio	$31,896	$14,206	$1,145	$15,351	$29,368	$76,615
Consumer loan portfolio	17,990	2,601	412	3,013	3,146	24,149
Total TDRs	$49,886	$16,807	$1,557	$18,364	$32,514	$100,764
December 31, 2015
Commercial loan portfolio	$29,844	$15,726	$571	$16,297	$32,682	$78,823
Consumer loan portfolio	17,966	2,719	352	3,071	3,251	24,288
Total TDRs	$47,810	$18,445	$923	$19,368	$35,933	$103,111
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
Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $30.9 million, $31.9 million and $29.8 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $14.2 million, $15.4 million and $16.3 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.60% at June 30, 2016, compared to 5.55% at March 31, 2016 and 5.57% at December 31, 2015. At June 30, 2016, the Corporation had $29.0 million of nonaccrual TDRs in the commercial loan portfolio, compared to $29.4 million and $32.7 million at March 31, 2016 and December 31, 2015, respectively.

A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio for the three and six months ended June 30, 2016 follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Balance at beginning of period	$31,896	$15,351	$47,247	$29,844	$16,297	$46,141
Additions for modifications	—	2,262	2,262	—	5,683	5,683
Transfers to performing TDR status	1,765	(1,765)	—	7,051	(7,051)	—
Transfers to nonperforming TDR status	(1,752)	1,752	—	(3,298)	3,298	—
Transfers from nonaccrual status	585	337	922	585	385	970
Transfers to nonaccrual status	—	(1,426)	(1,426)	(1,080)	(1,527)	(2,607)
Principal payments and pay-offs	(1,628)	(2,271)	(3,899)	(2,236)	(2,845)	(5,081)
Balance at end of period	$30,866	$14,240	$45,106	$30,866	$14,240	$45,106
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
The Corporation had performing TDRs in the consumer loan portfolio of $18.5 million at June 30, 2015, compared to $18.0 million at both March 31, 2016 and December 31, 2015. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $2.2 million, $3.0 million and $3.1 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.60% at June 30, 2016, compared to 4.64% at March 31, 2016 and 4.66% at December 31, 2015. At June 30, 2016, the Corporation had $3.4 million of nonaccrual TDRs in the consumer loan portfolio, compared to $3.1 million and $3.3 million, at March 31, 2016 and December 31, 2015, respectively.
The Corporation's cumulative redefault rate as of June 30, 2016 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 18% for performing and nonperforming TDRs in the commercial loan portfolio and 19% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate ("ORE"), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $8.3 million at June 30, 2016, a decrease of $0.6 million, or 6.8%, from March 31, 2016 and a decrease of $1.4 million, or 14%, from December 31, 2015. The decrease in ORE during the first six months of 2016 was primarily attributable to the sales of ORE properties. Repossessed assets totaled $0.1 million at June 30, 2016, $0.3 million at March 31, 2016 and $0.2 million at December 31, 2015.
The following schedule provides the composition of ORE at June 30, 2016, March 31, 2016 and December 31, 2015:

	June 30, 2016	March 31, 2016	December 31, 2015
	(In thousands)
Composition of ORE:
Vacant land	$2,384	$2,732	$3,036
Commercial real estate properties	4,803	4,457	4,583
Residential real estate properties	1,138	1,742	2,097
Total ORE	$8,325	$8,931	$9,716

The following schedule summarizes ORE activity during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$8,931	$14,482	$9,716	$13,953
Additions attributable to acquisitions	—	440	—	440
Other additions	1,217	1,606	2,155	4,686
Write-downs to fair value	(63)	(298)	(230)	(564)
Dispositions	(1,760)	(2,189)	(3,316)	(4,474)
Balance at end of period	$8,325	$14,041	$8,325	$14,041
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation had $6.2 million in ORE at June 30, 2016 that had been held in excess of one year, of which $1.7 million had been held in excess of three years. The Corporation had $4.4 million of nonperforming loans that were in the process of foreclosure at June 30, 2016.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at June 30, 2016, the carrying value of ORE of $8.3 million was reflective of $16.7 million in charge-offs, write-downs and acquisition-related fair value adjustments and represented 33% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the six months ended June 30, 2016, the Corporation sold 141 ORE properties for net proceeds of $5.4 million. On an average basis, the net proceeds from these sales represented 162% of the carrying value of the property at the time of sale, with the net proceeds representing 69% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
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
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $122.4 million at June 30, 2016, $131.8 million at March 31, 2016 and $142.2 million at December 31, 2015. The decrease in impaired loans during the second quarter of 2016 was primarily attributable to a combination of principal paydowns of $6.4 million on nonaccrual loans, $3.9 million of loans upgraded to accruing status and net loan charge-offs.

A summary of impaired loans at June 30, 2016, March 31, 2016 and December 31, 2015 follows:

	June 30, 2016	March 31, 2016	December 31, 2015
	(In thousands)
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$36,398	$45,669	$54,238
Nonperforming TDRs	14,240	15,351	16,297
Performing TDRs	30,866	31,896	29,844
Subtotal	81,504	92,916	100,379
Acquired commercial loan portfolio	12,538	10,119	12,795
Total impaired loans - commercial loan portfolio	94,042	103,035	113,174
Impaired loans - consumer loan portfolio:
Nonaccrual loans	7,599	7,750	7,987
Nonperforming TDRs	2,233	3,013	3,071
Performing TDRs	18,512	17,990	17,966
Total impaired loans - consumer loan portfolio	28,344	28,753	29,024
Total impaired loans	$122,386	$131,788	$142,198
The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at June 30, 2016, March 31, 2016 and December 31, 2015 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
	(Dollars in thousands)
June 30, 2016
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$6,794	$3,009	$—	44%
With valuation allowance and charge-offs	240	45	173	53
With charge-offs and no valuation allowance	16,621	—	16,212	49
Without valuation allowance or charge-offs	57,849	—	—	—
Total	81,504	$3,054	$16,385	20%
Impaired acquired loans	12,538
Total impaired loans to commercial borrowers	$94,042
March 31, 2016
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$8,059	$2,619	$—	32%
With valuation allowance and charge-offs	443	117	463	64
With charge-offs and no valuation allowance	22,275	—	19,470	47
Without valuation allowance or charge-offs	62,139	—	—	—
Total	92,916	$2,736	$19,933	20%
Impaired acquired loans	10,119
Total impaired loans to commercial borrowers	$103,035
December 31, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$20,635	$6,019	$—	29%
With valuation allowance and charge-offs	2,711	178	768	27
With charge-offs and no valuation allowance	18,718	—	16,373	47
Without valuation allowance or charge-offs	58,315	—	—	—
Total	100,379	$6,197	$17,141	20%
Impaired acquired loans	12,795
Total impaired loans to commercial borrowers	$113,174

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $7.0 million at June 30, 2016 required a specific allocation of the allowance for loan losses ("valuation allowance") of $3.1 million, compared to $8.5 million of impaired loans in the commercial loan portfolio at March 31, 2016 which required a valuation allowance of $2.7 million and $23.3 million of impaired loans in the commercial loan portfolio at December 31, 2015 which required a valuation allowance of $6.2 million. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.2 million at June 30, 2016, March 31, 2016 and December 31, 2015 related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $12.5 million, $10.1 million and $12.8 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	June 30, 2016	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Allowance for loan losses:
Originated loans	$71,506	$70,318	$73,328
Acquired loans	—	—	—
Total	$71,506	$70,318	$73,328
Nonperforming loans	$61,954	$73,255	$83,880
Allowance for originated loans as a percent of:
Total originated loans	1.12%	1.17%	1.26%
Nonperforming loans	115%	96%	87%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	158%	138%	113%

The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Allowance for loan losses - beginning of period	$70,318	$73,328	$75,256	$73,328	$75,683
Provision for loan losses	3,000	1,500	1,500	4,500	3,000
Loan charge-offs:
Commercial	(1,682)	(3,336)	(188)	(5,018)	(819)
Commercial real estate	(860)	(549)	(678)	(1,409)	(1,460)
Real estate construction and land development	—	(11)	(49)	(11)	(140)
Residential mortgage	(80)	(349)	(790)	(429)	(1,329)
Consumer installment	(911)	(996)	(971)	(1,907)	(1,974)
Home equity	(87)	(217)	(48)	(304)	(145)
Total loan charge-offs	(3,620)	(5,458)	(2,724)	(9,078)	(5,867)
Recoveries of loans previously charged off:
Commercial	529	221	152	750	359
Commercial real estate	673	109	97	782	464
Real estate construction and land development	—	—	—	—	—
Residential mortgage	88	177	129	265	176
Consumer installment	425	394	381	819	735
Home equity	93	47	150	140	391
Total loan recoveries	1,808	948	909	2,756	2,125
Net loan charge-offs	(1,812)	(4,510)	(1,815)	(6,322)	(3,742)
Allowance for loan losses - end of period	$71,506	$70,318	$74,941	$71,506	$74,941
Net loan charge-offs as a percent of average loans (annualized)	0.10%	0.25%	0.12%	0.17%	0.13%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a provision for loan losses and corresponding allowance is recorded for acquired loans. There was no allowance needed for the acquired loan portfolio at June 30, 2016, March 31, 2016 and June 30, 2015.
Deposits
Total deposits were $7.46 billion at June 30, 2016, a decrease of $185 million, or 2.4%, from total deposits of $7.65 billion at March 31, 2016, an increase of $8 million from total deposits of $7.46 billion at December 31, 2015 and an increase of $172 million, or 2.4%, from total deposits of $7.29 billion at June 30, 2015. The decrease in total deposits during the second quarter of 2016 was primarily attributable to a decrease in seasonal municipal deposit accounts. The increase in total deposits for the twelve-month period ended June 30, 2016 was attributable to $268 million of organic growth in customer deposit accounts, which was partially offset by a decrease of $96 million related to maturing brokered deposits that were acquired in the Lake Michigan transaction. The organic growth in customer deposit accounts over the last twelve months included an increase of $357 million in interest- and noninterest-bearing demand deposit and savings accounts that was partially offset by a decline of $89 million in certificate of deposit accounts.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the twelve months ended June 30, 2016, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.

At June 30, 2016, the Corporation's time deposits, which consist of certificates of deposit, totaled $1.56 billion, of which $523 million have stated maturities during the remainder of 2016. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of June 30, 2016:

Maturity Schedule	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
2016 maturities:
Third quarter	$327,833	0.40%
Fourth quarter	195,386	0.57
2016 remaining maturities	523,219	0.46
2017 maturities	588,902	0.83
2018 maturities	192,282	1.06
2019 maturities	101,045	1.41
2020 maturities	98,041	1.60
2021 maturities and beyond	56,539	1.64
Total time deposits	$1,560,028	0.85%
Included in the above maturity schedule are brokered deposits that were acquired as part of the Lake Michigan transaction totaling $173 million at June 30, 2016 that mature as follows: $29 million in 2016; $68 million in 2017; $40 million in 2018; $24 million in 2019; $10 million in 2020; and $2 million in 2021 and beyond.
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
Securities Sold Under Agreements to Repurchase with Customers
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase with customers do not qualify as sales for accounting purposes. Securities sold under agreements to repurchase with customers were $256 million at June 30, 2016, compared to $283 million at March 31, 2016, $297 million at December 31, 2015 and $305 million at June 30, 2015.
Short-term Borrowings
Short-term borrowings were $300 million at June 30, 2016, $100 million at December 31, 2015 and $227 million at June 30, 2015. There were no short-term borrowings outstanding at March 31, 2016. The increase in short-term borrowings during the second quarter of 2016 was attributable to the Corporation's liquidity needs to replace the decrease in seasonal municipal deposit accounts and to partially fund loan growth.
FHLB advances are borrowings from the Federal Home Loan Bank of Indianapolis that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of loans eligible as collateral under the blanket security agreement was $2.98 billion at June 30, 2016. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.

Long-term Borrowings
Long-term borrowings were $372 million at June 30, 2016, $274 million at March 31, 2016, $242 million at December 31, 2015 and $148 million at June 30, 2015.
A summary of the composition of the Corporation's long-term borrowings follows:

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
	(In thousands)
Long-term borrowings:
Long-term FHLB advances	$329,320	$231,357	$181,394	$81,469
Securities sold under agreements to repurchase	17,277	17,365	17,453	23,649
Non-revolving line-of-credit	25,000	25,000	25,000	25,000
Subordinated debt obligations	—	—	18,544	18,372
Total long-term borrowings	$371,597	$273,722	$242,391	$148,490
During the second quarter of 2016, the Corporation borrowed $100 million of long-term FHLB advances which have a three-year term at a fixed-rate of 1.00%. During the first quarter of 2016, the Corporation borrowed $50 million of long-term FHLB advances which have a four-year term at a fixed-rate of 1.30%. The Corporation borrowed these FHLB advances to fund liquidity needs primarily resulting from loan growth.
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition. The Corporation intends to pay off these borrowings as they mature, with remaining contractual maturities totaling $8.1 million in 2016 and $9.2 million in 2017.
The Corporation has a $25 million secured non-revolving line-of-credit with an unaffiliated third-party financial institution. The line-of-credit originally matured in May 2016 and was extended for a period of three months. The Corporation drew on the entire amount of the line-of-credit in order to partially fund the cash portion of the purchase price consideration for the Lake Michigan transaction. This line-of-credit bears a variable rate of interest which is based on the one-, two- or three-month LIBOR, as periodically selected by the Corporation, plus a fixed stated rate.
As a result of the Lake Michigan transaction on May 31, 2015, the Corporation acquired subordinated debt obligations in the amount of $18.6 million. The Corporation repaid these debt obligations during the first quarter of 2016.
Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of June 30, 2016. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In thousands)
Unused commitments to extend credit:
Loans to commercial borrowers	$754,172	$221,893	$73,583	$168,111	$1,217,759
Loans to consumer borrowers	213,993	141,429	119,489	14,502	489,413
Total unused commitments to extend credit	968,165	363,322	193,072	182,613	1,707,172
Undisbursed loan commitments	442,973	—	—	—	442,973
Standby letters of credit	35,790	5,622	1,503	3,593	46,508
Total credit-related commitments	$1,446,928	$368,944	$194,575	$186,206	$2,196,653
Undisbursed loan commitments at June 30, 2016 included $47 million of residential mortgage loans that were expected to be sold in the secondary market.

Capital
Total shareholders' equity was $1.05 billion at June 30, 2016, compared to $1.03 billion at March 31, 2016, $1.02 billion at December 31, 2015 and $981 million at June 30, 2015. Total shareholders' equity as a percentage of total assets was 11.0% at June 30, 2016, compared to 11.1% at both March 31, 2016 and December 31, 2015, and 10.9% at June 30, 2015. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $753 million, $734 million, $717 million, and $681 million at June 30, 2016, March 31, 2016, December 31, 2015 and June 30, 2015, respectively. The Corporation's tangible equity to assets ratio was 8.2% at June 30, 2016, compared to 8.2% at March 31, 2016, 8.1% at December 31, 2015 and 7.8% at June 30, 2015.
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
The Corporation and Chemical Bank continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at June 30, 2016, as shown in the following schedule:

	June 30, 2016
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	8.6%	10.4%	10.4%	11.4%
Chemical Bank	8.7	10.5	10.5	11.4
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0
The Corporation's and Chemical Bank's capital ratios exceeded the minimum levels required to be well capitalized as defined by applicable regulatory requirements as of June 30, 2016. See Note 8 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
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
Net interest income (FTE) was $79.6 million in the second quarter of 2016, compared to $76.5 million in the first quarter of 2016 and $67.5 million in the second quarter of 2015. Net interest income (FTE) was $156.1 million for the six months ended June 30, 2016, compared to $128.3 million for the six months ended June 30, 2015. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $2.1 million, $2.1 million and $1.8 million for each of the three-month periods ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively, and $4.3 million and $3.4 million for the six-month periods ended June 30, 2016 and June 30, 2015, respectively. These adjustments were computed using a 35% federal income tax rate.
Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates*
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015.

	Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**
Commercial	$1,940,197	$20,711	4.29%	$1,901,879	$19,774	4.18%	$1,516,520	$16,176	4.28%
Commercial real estate and real estate construction	2,419,187	30,035	4.99	2,361,105	28,254	4.81	1,979,578	24,034	4.87
Residential mortgage	1,485,267	13,805	3.72	1,453,420	13,588	3.74	1,220,291	11,872	3.89
Consumer installment and home equity	1,666,541	13,744	3.32	1,583,067	13,483	3.43	1,556,425	13,145	3.39
Total loans**	7,511,192	78,295	4.19	7,299,471	75,099	4.13	6,272,814	65,227	4.17
Taxable investment securities	515,303	1,798	1.40	554,524	1,929	1.39	698,521	2,202	1.26
Tax-exempt investment securities	484,271	4,061	3.35	496,304	4,100	3.30	396,295	3,361	3.39
Other interest-earning assets	43,615	777	7.16	39,493	256	2.61	34,269	551	6.45
Interest-bearing deposits with the FRB and other banks	82,246	144	0.70	136,919	213	0.63	132,834	128	0.39
Total interest-earning assets	8,636,627	85,075	3.96	8,526,711	81,597	3.84	7,534,733	71,469	3.80
Less: Allowance for loan losses	71,790			73,547			75,079
Other Assets:
Cash and cash due from banks	148,034			158,277			148,950
Premises and equipment	104,488			105,959			103,907
Interest receivable and other assets	515,039			523,634			404,627
Total Assets	$9,332,398			$9,241,034			$8,117,138
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,892,512	$582	0.12%	$1,953,626	$468	0.10%	$1,539,348	$291	0.08%
Savings deposits	2,073,412	476	0.09	2,048,867	389	0.08	1,951,477	360	0.07
Time deposits	1,582,467	3,202	0.81	1,625,573	3,202	0.79	1,490,753	2,979	0.80
Short-term borrowings	418,232	226	0.22	349,699	100	0.12	398,197	101	0.10
Long-term borrowings	281,327	956	1.37	266,022	975	1.47	62,901	213	1.36
Total interest-bearing liabilities	6,247,950	5,442	0.35	6,243,787	5,134	0.33	5,442,676	3,944	0.29
Noninterest-bearing deposits	1,979,423	—	—	1,906,896	—	—	1,727,850	—	—
Total deposits and borrowed funds	8,227,373	5,442	0.27	8,150,683	5,134	0.25	7,170,526	3,944	0.22
Interest payable and other liabilities	72,011			72,422			61,749
Shareholders’ equity	1,033,014			1,017,929			884,863
Total Liabilities and Shareholders’ Equity	$9,332,398			$9,241,034			$8,117,138
Net Interest Spread (average yield earned minus average rate paid)			3.61%			3.51%			3.51%
Net Interest Income (FTE)		$79,633			$76,463			$67,525
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.70%			3.60%			3.59%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the six months ended June 30, 2016 and June 30, 2015.

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest (FTE)	Effective Yield/ Rate*	Average Balance	Interest (FTE)	Effective Yield/ Rate*
ASSETS	(Dollars in Thousands)
Interest-Earning Assets:
Loans**
Commercial	$1,921,038	$40,485	4.24%	$1,435,204	$30,332	4.26%
Commercial real estate and real estate construction	2,390,146	58,289	4.90	1,855,943	44,887	4.88
Residential mortgage	1,469,344	27,393	3.73	1,172,014	22,853	3.90
Consumer installment and home equity	1,624,804	27,227	3.37	1,527,838	25,815	3.41
Total loans**	7,405,332	153,394	4.16	5,990,999	123,887	4.16
Taxable investment securities	534,914	3,727	1.39	716,606	4,509	1.26
Tax-exempt investment securities	490,287	8,161	3.33	364,264	6,293	3.46
Other interest-earning assets	41,554	1,033	5.00	31,867	749	4.74
Interest-bearing deposits with the FRB and other banks	109,582	357	0.66	125,694	250	0.40
Total interest-earning assets	8,581,669	166,672	3.90	7,229,430	135,688	3.78
Less: Allowance for loan losses	72,669			75,477
Other Assets:
Cash and cash due from banks	153,156			143,658
Premises and equipment	105,223			100,525
Interest receivable and other assets	519,337			363,040
Total Assets	$9,286,716			$7,761,176
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$1,923,068	$1,050	0.11%	$1,523,240	$615	0.08%
Savings deposits	2,061,141	865	0.08	1,864,891	730	0.08
Time deposits	1,604,020	6,404	0.80	1,412,162	5,637	0.80
Short-term borrowings	383,966	326	0.17	370,317	199	0.11
Long-term borrowings	273,675	1,931	1.42	31,624	213	1.36
Total interest-bearing liabilities	6,245,870	10,576	0.34	5,202,234	7,394	0.29
Noninterest-bearing deposits	1,943,159	—	—	1,657,864	—	—
Total deposits and borrowed funds	8,189,029	10,576	0.26	6,860,098	7,394	0.22
Interest payable and other liabilities	72,216			57,697
Shareholders’ equity	1,025,471			843,381
Total Liabilities and Shareholders’ Equity	$9,286,716			$7,761,176
Net Interest Spread (average yield earned minus average rate paid)			3.56%			3.49%
Net Interest Income (FTE)		$156,096			$128,294
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.65%			3.57%

* Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
** Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $79.6 million in the second quarter of 2016 was $3.2 million, or 4.1%, higher than net interest income (FTE) of $76.5 million in the first quarter of 2016. The increase in net interest income in the second quarter of 2016, compared to the first quarter of 2016, was primarily attributable to loan growth in the second quarter of 2016 and an increase in the amount of interest accretion recognized on acquired loans resulting from improvements in expected cash flows from certain pools of acquired loans. During the second quarter of 2016, the Corporation transferred $10 million of nonaccretable discount to accretable yield due to lower expected losses on loans acquired in both the 2010 acquisition of OAK and the 2014 acquisition of Northwestern. The Corporation's net interest income included $2.5 million of interest accretion on acquired loans in the second quarter of 2016, compared to $0.7 million in the first quarter of 2016. The net interest margin was 3.70% in the second quarter of 2016, compared to 3.60% in the first quarter of 2016. Interest accretion on acquired loans contributed 11 basis points to the Corporation's net interest margin in the second quarter of 2016, compared to 3 basis points in the first quarter of 2016. The average yield on interest-earning assets was 3.96% in the second quarter of 2016, compared to 3.84% in the first quarter of 2016. The average yield on loans increased 6 basis points to 4.19% in the second quarter of 2016 from 4.13% in the first quarter of 2016. Interest accretion on acquired loans comprised 13 basis points of the yield on the Corporation's loan portfolio in the second quarter of 2016, compared to 4 basis points in the first quarter of 2016. The average cost of funds was 0.27% in the second quarter of 2016, compared to 0.25% in the first quarter of 2016.
Net interest income (FTE) of $79.6 million in the second quarter of 2016 was $12.1 million, or 18%, higher than net interest income (FTE) of $67.5 million in the second quarter of 2015, with the increase primarily attributable to the positive impact of organic loan growth and the impact of the Corporation's acquisitions of Monarch and Lake Michigan. The net interest margin was 3.70% in the second quarter of 2016, compared to 3.59% in the second quarter of 2015. Interest accretion on acquired loans contributed 11 basis points to the Corporation's net interest margin in the second quarter of 2016, compared to 4 basis points in the second quarter of 2015. The average yield on interest-earning assets was 3.96% in the second quarter of 2016, compared to 3.80% in the second quarter of 2015. The average yield on loans increased 2 basis points to 4.19% in the second quarter of 2016 from 4.17% in the second quarter of 2015. Interest accretion on acquired loans contributed 13 basis points to the Corporation's loan portfolio in the second quarter of 2016, compared to 5 basis points in the second quarter of 2015. The average cost of funds was 0.27% in the second quarter of 2016, compared to 0.22% in the second quarter of 2015.
Net interest income (FTE) of $156.1 million for the six months ended June 30, 2016 was $27.8 million, or 22%, higher than net interest income (FTE) of $128.3 million for the six months ended June 30, 2015, with the increase primarily attributable to the positive impact of organic loan growth and the impact of the Corporation's acquisitions of Monarch and Lake Michigan. The net interest margin was 3.65% for the six months ended June 30, 2016, compared to 3.57% for the six months ended June 30, 2015.
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

Volume and Rate Variance Analysis
The following schedules allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended June 30, 2016, compared to the three months ended March 31, 2016 and June 30, 2015, and for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

	Three Months Ended June 30, 2016
	Compared to Three Months Ended March 31, 2016			Compared to Three Months Ended June 30, 2015
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)	Average Volume**	Average Yield/Rate**	Combined Increase/ (Decrease)
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$2,097	$1,099	$3,196	$13,283	$(215)	$13,068
Taxable investment securities/other assets	(101)	491	390	(460)	282	(178)
Tax-exempt investment securities	(101)	62	(39)	741	(41)	700
Interest-bearing deposits with the FRB and other banks	(91)	22	(69)	(61)	77	16
Total change in interest income on interest-earning assets	1,804	1,674	3,478	13,503	103	13,606
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(24)	138	114	76	215	291
Savings deposits	3	84	87	7	109	116
Time deposits	(81)	81	—	218	5	223
Short-term borrowings	100	26	126	70	44	114
Long-term borrowings	38	(57)	(19)	703	51	754
Total change in interest expense on interest-bearing liabilities	36	272	308	1,074	424	1,498
Total Change in Net Interest Income (FTE)*	$1,768	$1,402	$3,170	$12,429	$(321)	$12,108

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
	Average Volume**	Average Yield/Rate**
	(In Thousands)
Changes in Interest Income on Interest-Earning Assets:
Loans	$30,956	$(1,449)	$29,507
Taxable investment securities/other assets	(1,007)	509	(498)
Tax-exempt investment securities	2,116	(248)	1,868
Interest-bearing deposits with the FRB and other banks	(36)	143	107
Total change in interest income on interest-earning assets	32,029	(1,045)	30,984
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	172	263	435
Savings deposits	66	69	135
Time deposits	861	(94)	767
Short-term borrowings	94	22	116
Long-term borrowings	1,655	74	1,729
Total change in interest expense on interest-bearing liabilities	2,848	334	3,182
Total Change in Net Interest Income (FTE)*	$29,181	$(1,379)	$27,802

* Taxable equivalent basis using a federal income tax rate of 35%.
** The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $3.0 million in the second quarter of 2016, compared to $1.5 million in both the first quarter of 2016 and the second quarter of 2015. The increase in the provision for loan losses in the second quarter of 2016 was due to loan growth, with loans in the Corporation's originated loan portfolio up $377 million during the second quarter of 2016.
The Corporation experienced net loan charge-offs of $1.8 million in the second quarter of 2016, compared to $4.5 million in the first quarter of 2016 and $1.8 million in the second quarter of 2015. Net loan charge-offs as a percentage of average loans (annualized) were 0.10% in the second quarter of 2016, compared to 0.25% in the first quarter of 2016 and 0.12% in the second quarter of 2015. Net loan charge-offs in the commercial loan portfolio totaled $1.3 million in the second quarter of 2016, compared to net loan charge-offs of $3.6 million in the first quarter of 2016 and net loan charge-offs of $0.7 million in the second quarter of 2015 and represented 74% of total net loan charge-offs during the second quarter of 2016, compared to 79% during the first quarter of 2016 and 37% during the second quarter of 2015. Net loan charge-offs in the second quarter of 2016 and the first quarter of 2016 included $1.0 million and $2.9 million, respectively, from one commercial loan relationship. Net loan charge-offs in the consumer loan portfolio totaled $0.5 million in the second quarter of 2016, compared to $0.9 million in the first quarter of 2016 and $1.1 million in the second quarter of 2015.
The Corporation's provision and net loan charge-offs were $4.5 million and $6.3 million, respectively, for the six months ended June 30, 2016, compared to $3.0 million and $3.7 million, respectively, for the six months ended June 30, 2015.
Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Service charges and fees on deposit accounts	$6,337	$5,720	$6,445	$12,057	$12,361
Wealth management revenue	5,782	5,201	5,605	10,983	10,676
Electronic banking fees	4,786	4,918	4,775	9,704	9,347
Mortgage banking revenue	1,595	1,405	1,688	3,000	3,091
Other fees for customer services	1,191	1,131	1,132	2,322	2,033
Title insurance commissions	486	343	609	829	1,126
Gain on sale of investment securities	18	19	28	37	607
Bank-owned life insurance	237	196	153	433	236
Rental income	153	137	112	290	237
Gain on sale of closed branch offices and other assets	105	157	19	262	19
Other	207	192	108	399	216
Total noninterest income	$20,897	$19,419	$20,674	$40,316	$39,949
Noninterest income was $20.9 million in the second quarter of 2016, compared to $19.4 million in the first quarter of 2016 and $20.7 million in the second quarter of 2015. Noninterest income in the second quarter of 2016 was $1.5 million, or 7.6%, higher than the first quarter of 2016, with the increase primarily attributable to higher seasonal overdraft fees and wealth management revenue.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $6.3 million in the second quarter of 2016, an increase of $0.6 million, or 11%, from the first quarter of 2016 and a decrease of $0.1 million, or 1.7%, from the second quarter of 2015. The increase in service charges and fees on deposit accounts in the second quarter of 2016, compared to the first quarter of 2016, was due primarily to higher seasonal overdraft fees. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $4.7 million in both the second quarter of 2016 and the second quarter of 2015, compared to $4.2 million in the first quarter of 2016.

Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $5.8 million in the second quarter of 2016, an increase of $0.6 million over the first quarter of 2016 and an increase of $0.2 million over the second quarter of 2015. The increase in wealth management revenue in the second quarter of 2016 over the first quarter of 2016 was primarily attributable to seasonal trust fees earned from the preparation of trust tax returns. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $1.1 million in the second quarter of 2016, compared to $1.2 million in the first quarter of 2016 and $1.0 million in the second quarter of 2015.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $4.8 million in the second quarter of 2016, a decrease of $0.1 million from the first quarter of 2016 and unchanged compared to the second quarter of 2015.
Mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market, net of direct expenses associated with these activities, including mortgage loan originator compensation, amortization of mortgage servicing rights and adjustments to the Corporation's reserve for probable losses related to loans previously sold in the secondary market. MBR was $1.6 million in the second quarter of 2016, an increase of $0.2 million over the first quarter of 2016 and a decrease of $0.1 million compared to the second quarter of 2015. The increase in MBR in the second quarter of 2016, compared to the first quarter of 2016, was largely due to higher gains resulting from an increase in the volume of loans sold in the secondary market, which was partially offset by a $0.4 million impairment of the Corporation's mortgage servicing asset resulting from recent declines in market interest rates. The decrease in MBR in the second quarter of 2016, compared to the second quarter of 2015, was due to the impairment charge, which was partially offset by higher gains resulting from an increase in the volume of loans sold in the secondary market. The Corporation sold $72 million of residential mortgage loans in the secondary market in the second quarter of 2016, compared to $45 million in the first quarter of 2016 and $64 million in the second quarter of 2015.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase and loss indemnification demands received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification demands, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $3.8 million at both June 30, 2016 and March 31, 2016, compared to $4.5 million at June 30, 2015.
Noninterest income was $40.3 million for the six months ended June 30, 2016, compared to $39.9 million for the six months ended June 30, 2015, with the increase largely attributable to incremental revenue resulting from the impact of the Monarch and Lake Michigan acquisitions being mostly offset by lower gains from the sales of investment securities.

Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Salaries and wages	$26,887	$26,743	$25,535	$53,630	$49,276
Employee benefits	6,240	7,147	6,176	13,387	11,688
Occupancy	5,514	4,905	4,386	10,419	8,812
Equipment and software	4,875	4,404	4,480	9,279	8,878
Outside processing and service fees	4,833	3,711	3,926	8,544	7,484
FDIC insurance premiums	1,338	1,407	1,337	2,745	2,562
Professional fees	1,020	1,036	1,258	2,056	2,495
Intangible asset amortization	1,195	1,194	987	2,389	1,778
Advertising and marketing	793	766	856	1,559	1,519
Postage and express mail	866	984	876	1,850	1,732
Training, travel and other employee expenses	870	797	760	1,667	1,488
Telephone	614	730	606	1,344	1,146
Supplies	631	480	525	1,111	1,044
Donations	379	611	568	990	876
Credit-related expenses	(1,331)	30	(192)	(1,301)	(59)
Transaction expenses	3,054	2,594	3,457	5,648	4,819
Other	1,307	1,348	1,244	2,655	2,267
Total operating expenses	$59,085	$58,887	$56,785	$117,972	$107,805
Operating expenses were $59.1 million in the second quarter of 2016, compared to $58.9 million in the first quarter of 2016 and $56.8 million in the second quarter of 2015. Operating expenses included transaction expenses of $3.1 million in the second quarter of 2016 and $2.6 million in the first quarter of 2016 primarily related to professional fees incurred to facilitate the pending Talmer merger, while operating expenses included transaction expenses of $3.5 million in the second quarter of 2015 related to professional fees and outside processing and service fees, including conversion and integration costs, associated with completing the Monarch and Lake Michigan acquisitions. Excluding these transaction expenses, operating expenses in the second quarter of 2016 were $56.0 million, a decrease of $0.3 million from operating expenses of $56.3 million in the first quarter of 2016 and an increase of $2.7 million, or 5.1%, over operating expenses of $53.3 million in the second quarter of 2015. The decrease in operating expenses in the second quarter of 2016, compared to the first quarter of 2016, was primarily attributable to lower payroll tax expenses, which are highest in the first quarter of the year, and a reduction in credit-related expenses, while the increase in the second quarter of 2016, compared to the second quarter of 2015, was primarily attributable to incremental operating costs associated with the Lake Michigan and Monarch transactions.
Salaries and wages of $26.9 million in the second quarter of 2016 were virtually unchanged compared to the first quarter of 2016. Salaries and wages in the second quarter of 2016 increased $1.4 million, or 5.3%, over the second quarter of 2015 due primarily to incremental costs associated with the Lake Michigan and Monarch transactions and merit and inflationary salary adjustments that took effect at the beginning of 2016. Performance-based compensation expense was $2.8 million in the second quarter of 2016, compared to $2.5 million in the first quarter of 2016 and $2.6 million in the second quarter of 2015.
Employee benefit costs of $6.2 million in the second quarter of 2016 decreased $0.9 million, or 13%, from the first quarter of 2016 due to a $0.7 million reduction in payroll tax expenses and group health costs being $0.2 million lower. Employee benefit costs were up slightly in the second quarter of 2016, compared to the second quarter of 2015, with higher group health costs being partially offset by lower pension expense. The Corporation's pension expense was lower in the second quarter of 2016, compared to the second quarter of 2015, due to an increase in the discount rate used to measure the present value of expected future benefit obligations and changes in retirement age assumptions for employees.
Occupancy expenses of $5.5 million in the second quarter of 2016 increased $0.6 million, or 12%, over the first quarter of 2016 and $1.1 million, or 26%, over the second quarter of 2015 due primarily to $1.0 million of fair value write-downs recognized in the second quarter of 2016 related to eleven branch locations that were closed during the quarter.

Equipment and software expenses of $4.9 million in the second quarter of 2016 were $0.5 million higher than the first quarter of 2016, and $0.4 million higher than the second quarter of 2015 due in part to upgrades in equipment and software in advance of the pending Talmer merger.
Outside processing and service fees of $4.8 million in the second quarter of 2016 were $1.1 million higher than the first quarter of 2016 and $0.9 million higher than the second quarter of 2015 due largely to increases in project costs, many of which have been accelerated to complete them before the pending Talmer merger.
Credit-related expenses are comprised of other real estate ("ORE") net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses in the second quarter of 2016 were $1.4 million lower than the first quarter of 2016 and $1.1 million lower than the second quarter of 2015. The decrease in credit-related expenses in the second quarter of 2016, compared to the first quarter of 2016, was primarily attributable to higher gains from the sale of ORE properties and a $0.7 million gain resulting from the receipt of life insurance proceeds on a policy the Corporation had previously obtained as collateral on a loan. In addition to the $0.7 million gain, the decrease in credit-related expenses in the second quarter of 2016, compared to the second quarter of 2015, was primarily attributable to lower ORE writedowns and operating costs. The Corporation recognized net gains from the sales/writedowns of ORE properties of $1.3 million in the second quarter of 2016, compared to $0.6 million in the first quarter of 2016 and $1.0 million in the second quarter of 2015. ORE operating costs and loan collection costs, combined, were $0.6 million in both the second quarter of 2016 and the first quarter of 2016, compared to $0.8 million in the second quarter of 2015.
Operating expenses were $118.0 million for the six months ended June 30, 2016, compared to $107.8 million for the six months ended June 30, 2015, with the increase largely attributable to incremental costs resulting from the impact of the Monarch and Lake Michigan acquisitions being partially offset by lower credit-related expenses resulting from an increase in the amount of gains recognized on other real estate and repossessed assets.
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
The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Tax at statutory rate	$12,707	$11,677	$9,843	$24,384	$18,921
Changes resulting from:
Tax-exempt interest income	(1,130)	(1,131)	(940)	(2,261)	(1,776)
Income tax credits, net	(665)	(634)	(512)	(1,299)	(861)
Other, net	(312)	188	709	(124)	916
Provision for federal income taxes	$10,600	$10,100	$9,100	$20,700	$17,200
Effective federal income tax rate	29.2%	30.3%	32.4%	29.7%	31.8%

Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits decreased $185 million during the three months ended June 30, 2016, although were up $172 million during the twelve months ended June 30, 2016. The decrease in deposits during the three months ended June 30, 2016 was primarily attributable to a decrease in seasonal municipal deposit accounts. The increase in deposits during the twelve months ended June 30, 2016 was attributable to organic growth in customer deposit accounts of $268 million during the past year, which was partially offset by a reduction of $96 million related to maturing brokered deposits that were acquired in the Lake Michigan transaction. The Corporation's loan-to-deposit ratio was 102.4% at June 30, 2016, 96.3% at March 31, 2016, 97.5% at December 31, 2015 and 96.5% at June 30, 2015. The Corporation had $26 million of cash deposits held at the FRB at June 30, 2016, compared to $90 million at March 31, 2016, $15 million at December 31, 2015 and $16 million at June 30, 2015. At June 30, 2016, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $23 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had $629 million of short-term and long-term advances outstanding with the FHLB at June 30, 2016, and had no additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, as of that date. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At June 30, 2016, the Corporation maintained an unused borrowing capacity of $35 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $75 million of federal funds from multiple third-party financial institutions at June 30, 2016. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the six months ended June 30, 2016, Chemical Bank paid $25.0 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $19.9 million. During 2015, Chemical Bank paid $56.9 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $36.9 million. The earnings of Chemical Bank are the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $52.6 million during the six months ended June 30, 2016, compared to net income of $92.8 million during all of 2015. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting the Corporation and Chemical Bank.

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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At June 30, 2016, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at June 30, 2016, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at June 30, 2016 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at June 30, 2016 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(5.3)%	(2.4)%	—	(0.6)%	(1.5)%	(4.3)%
At June 30, 2016, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.6%, 1.5% and 4.3%, respectively, relative to the base case over the next twelve-month period. At June 30, 2016, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.4% and 5.3%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at June 30, 2016 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations at June 30, 2016 for a 200 basis point increase in interest rates resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash and maturing variable-

rate investment securities into fixed-rate loans during 2015. The Corporation's model simulations at June 30, 2016 for an immediate 400 basis point increase in interest rates also resulted in a negative variance in net interest income, relative to the base case, due to the Corporation's loan portfolio being primarily comprised of fixed-rate loans, while a majority of the Corporation's customer deposit accounts are interest-rate sensitive.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at June 30, 2016. The percentage of variable interest rate loans, which comprised approximately 26% of the Corporation's loan portfolio at June 30, 2016, has remained relatively consistent during the twelve-month period ended June 30, 2016. Approximately two-thirds of the Corporation's variable interest rate loans were at an interest rate floor with a majority expected to remain at their floor until they mature or market interest rates rise more than 50 basis points.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information required under this item is set forth in Part I., Item 1. of this Quarterly Report of Form 1-Q and is contained in Note 1 of the Notes to Consolidated Financial Statements under the heading "Legal Matters" and is here incorporated by reference.
In addition, the Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business.
Item 1A. Risk Factors
Information concerning risk factors is contained in the discussion under "Risk Factors" (including the risk factors under the heading "Risk Factors" in the Corporation's Form S-4 Registration Statement related to its pending merger with Talmer, filed with, and made effective by, the SEC on June 9, 2016, and in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015. As of the date of this report, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's risk factors, as compared to the information disclosed in the Corporation's Form S-4 Registration Statement, filed with, and made effective by, the SEC on June 9, 2016, or in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended June 30, 2016:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 30, 2016	5,588	$37.59	—	500,000
May 31, 2016	6,966	38.74	—	500,000
June 30, 2016	2,140	39.13	—	500,000
Total	14,694	$38.36	—

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

CHEMICAL FINANCIAL CORPORATION

Date:	July 28, 2016	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 28, 2016	By:	/s/ Lori A. Gwizdala
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