Form 10-Q
period 2016-09-30
CHEMICAL FINANCIAL CORP
filed 2016-11-09
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of November 4, 2016, was 70,546,621 shares.

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
This report also contains forward-looking statements regarding Chemical's outlook or expectations with respect to its merger with Talmer Bancorp, Inc. ("Talmer"), including the benefits of the transaction, the expected costs to be incurred in connection with the transaction, the expected impact of the transaction on Chemical's future financial performance and consequences of the integration of Talmer into Chemical.
Risk factors relating both to the transaction and the integration of Talmer into Chemical after closing include, without limitation:

•
The anticipated benefits of the transaction, including anticipated cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

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

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position
(Unaudited)

(Dollars in thousands, except share data)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and cash due from banks	$286,351	$194,136
Interest-bearing deposits with the Federal Reserve Bank and other banks and federal funds sold	270,216	44,653
Total cash and cash equivalents	556,567	238,789
Investment securities:
Available-for-sale, at fair value	1,303,381	553,731
Held-to-maturity (fair value of $575,144 at September 30, 2016 and $512,705 at December 31, 2015)	563,721	509,971
Total investment securities	1,867,102	1,063,702
Loans held-for-sale, at fair value	276,061	10,327
Loans	12,715,789	7,271,147
Allowance for loan losses	(73,775)	(73,328)
Net loans	12,642,014	7,197,819
Premises and equipment (net of accumulated depreciation of $124,986 at September 30, 2016 and $120,382 at December 31, 2015)	144,165	106,317
Loan servicing rights	51,393	11,122
Goodwill	1,137,166	287,393
Other intangible assets	35,700	26,982
Interest receivable and other assets	673,469	246,346
Total assets	$17,383,637	$9,188,797
Liabilities
Deposits:
Noninterest-bearing	$3,264,934	$1,934,583
Interest-bearing	10,007,928	5,522,184
Total deposits	13,272,862	7,456,767
Interest payable and other liabilities	143,708	76,466
Securities sold under agreements to repurchase with customers	326,789	297,199
Short-term borrowings	400,000	100,000
Long-term borrowings	676,612	242,391
Total liabilities	14,819,971	8,172,823
Shareholders’ equity
Preferred stock, no par value:
Authorized – 2,000,000 shares at 9/30/2016 and 12/31/2015, none issued	—	—
Common stock, $1.00 par value per share:
Authorized – 100,000,000 shares at 9/30/2016 and 60,000,000 at 12/31/2015
Issued and outstanding – 70,497,027 shares at 9/30/2016 and 38,167,861 shares at 12/31/2015	70,497	38,168
Additional paid-in capital	2,207,345	725,280
Retained earnings	310,966	281,558
Accumulated other comprehensive loss	(25,142)	(29,032)
Total shareholders’ equity	2,563,666	1,015,974
Total liabilities and shareholders’ equity	$17,383,637	$9,188,797
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$97,103	$73,809	$249,082	$196,519
Interest on investment securities:
Taxable	2,575	2,233	6,302	6,742
Tax-exempt	3,072	2,399	8,377	6,490
Total interest on securities	5,647	4,632	14,679	13,232
Dividends on nonmarketable equity securities	358	266	1,391	1,015
Interest on deposits with the Federal Reserve Bank, other banks and Federal funds sold	454	144	811	394
Total interest income	103,562	78,851	265,963	211,160
Interest Expense
Interest on deposits	5,836	4,304	14,155	11,286
Interest on short-term borrowings	459	144	785	343
Interest on long-term borrowings	458	786	2,389	999
Total interest expense	6,753	5,234	17,329	12,628
Net Interest Income	96,809	73,617	248,634	198,532
Provision for loan losses	4,103	1,500	8,603	4,500
Net interest income after provision for loan losses	92,706	72,117	240,031	194,032
Noninterest Income
Service charges and fees on deposit accounts	7,665	6,722	19,722	19,083
Wealth management revenue	5,584	4,725	16,567	15,401
Other charges and fees for customer services	7,410	6,818	20,265	19,324
Mortgage banking revenue	4,439	1,436	7,439	4,527
Net gain on sale of investment securities	16	5	53	612
Other	2,656	509	4,040	1,217
Total noninterest income	27,770	20,215	68,086	60,164
Operating Expenses
Salaries, wages and employee benefits	40,565	33,985	107,582	94,949
Occupancy	5,462	4,781	15,881	13,593
Equipment and software	6,420	4,589	15,699	13,467
Merger and acquisition-related transaction expenses	37,470	900	43,118	5,719
Other	16,227	14,010	41,836	38,342
Total operating expenses	106,144	58,265	224,116	166,070
Income before income taxes	14,332	34,067	84,001	88,126
Income tax expense	3,600	9,600	24,300	26,800
Net Income	$10,732	$24,467	$59,701	$61,326
Net Income Per Common Share:
Basic	$0.22	$0.64	$1.43	$1.73
Diluted	0.21	0.64	1.40	1.72
Cash Dividends Declared Per Common Share	$0.27	$0.26	$0.79	$0.74
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$10,732	$24,467	$59,701	$61,326
Other comprehensive income (loss):
Unrealized holding (losses) gains on securities available-for-sale arising during the period	(1,238)	1,869	5,082	2,377
Reclassification adjustment for gains on realized income	(16)	(5)	(53)	(612)
Tax effect	439	(653)	(1,760)	(618)
Net unrealized (losses) gains on securities available-for-sale, net of tax	(815)	1,211	3,269	1,147
Pension plan remeasurement (1)	(786)	—	(786)	—
Adjustment for pension and other postretirement benefits	2,895	1,087	1,742	3,261
Tax effect	(738)	(380)	(335)	(1,141)
Net adjustment for pension and other postretirement benefits	1,371	707	621	2,120
Other comprehensive income, net of tax	556	1,918	3,890	3,267
Total comprehensive income, net of tax	$11,288	$26,385	$63,591	$64,593
(1) Refer to Footnote 12, Pension and Other Postretirement Benefit Plans, for further information.
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2014	$32,774	$565,166	$231,646	$(32,453)	$797,133
Comprehensive income			61,326	3,267	64,593
Cash dividends declared and paid of $0.74 per share			(26,981)		(26,981)
Issuance of common stock in business acquisitions	5,183	154,721			159,904
Shares issued – stock options	98	1,136			1,234
Shares issued – directors’ stock plans	11	305			316
Shares issued – restricted stock units	54	(397)			(343)
Share-based compensation expense	11	2,496			2,507
Balances at September 30, 2015	$38,131	$723,427	$265,991	$(29,186)	$998,363

Balances at December 31, 2015	$38,168	$725,280	$281,558	$(29,032)	$1,015,974
Comprehensive income			59,701	3,890	63,591
Cash dividends declared and paid of $0.79 per share			(30,293)		(30,293)
Issuance of common stock and common stock equivalents in business acquisitions	32,074	1,472,737			1,504,811
Shares issued – stock options	100	898			998
Shares issued – directors’ stock plans	95	2,502			2,597
Shares issued – restricted stock units	60	(526)			(466)
Share-based compensation expense	—	6,454			6,454
Balances at September 30, 2016	$70,497	$2,207,345	$310,966	$(25,142)	$2,563,666
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$59,701	$61,326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,603	4,500
Gains on sales of loans	(8,957)	(4,900)
Proceeds from sales of loans	287,295	176,029
Loans originated for sale	(299,156)	(171,245)
Net gains from sales/writedowns of other real estate and repossessed assets	(3,150)	(2,428)
Depreciation of premises and equipment	8,925	8,182
Amortization of intangible assets	6,736	9,405
Net gains on sale of investment securities	(53)	(612)
Valuation change in loan servicing rights	1,558	(200)
Additions to loan servicing rights	(2,422)	(1,118)
Net amortization of premiums and discounts on investment securities	5,211	4,254
Share-based compensation expense	6,454	2,507
Deferred income tax expense (benefit)	7,052	(2,900)
Net (increase) decrease in interest receivable and other assets	(37,836)	(19,075)
Net decrease in interest payable and other liabilities	(35,081)	(8,438)
Net cash provided by operating activities	4,880	55,287
Cash Flows From Investing Activities
Investment securities – available-for-sale:
Proceeds from sales	7,820	37,897
Proceeds from maturities, calls and principal reductions	157,125	140,260
Purchases	(104,657)	—
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	71,226	72,071
Purchases	(124,492)	(254,695)
Net increase in loans	(575,963)	(434,767)
Proceeds from sales of other real estate and repossessed assets	10,989	13,277
Purchases of premises and equipment, net of disposals	(10,196)	(5,074)
Cash acquired, net of cash paid, in business combinations	325,714	16,551
Net cash used in investing activities	(242,434)	(414,480)
Cash Flows From Financing Activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	734,330	594,058
Net decrease in time deposits	(213,105)	(126,902)
Net increase (decrease) in securities sold under agreements to repurchase with customers and other short-term borrowings	9,886	(98,451)
Proceeds from issuance of long-term borrowings	275,000	125,000
Repayment of long-term borrowings	(223,018)	—
Cash dividends paid	(30,293)	(26,981)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	3,595	1,550
Cash paid for payroll taxes upon conversion of share-based awards	(1,063)	(564)
Net cash provided by financing activities	555,332	467,710
Net increase (decrease) in cash and cash equivalents	317,778	108,517
Cash and cash equivalents at beginning of period	238,789	183,020
Cash and cash equivalents at end of period	$556,567	$291,537
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,810	$11,655
Loans transferred to other real estate and repossessed assets	6,029	7,411
Closed branch offices transferred to other assets	2,136	455
Income taxes paid	22,200	33,450
Business combinations:
Fair value of tangible assets acquired (non-cash)	6,374,784	1,284,552
Goodwill, loans servicing rights and other identifiable intangible assets acquired	905,160	116,478
Liabilities assumed	6,100,847	1,257,917
Common stock issued	1,504,811	159,904
See accompanying notes to consolidated financial statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 1: Significant Accounting Policies
Nature of Operations
Chemical Financial Corporation ("Corporation" or "Chemical") operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through two commercial banks, Chemical Bank and Talmer Bank and Trust. Talmer Bank and Trust was added to operations in the August 31, 2016 merger with Talmer Bancorp, Inc. ("Talmer"), and is expected to be consolidated with and into Chemical Bank during the fourth quarter of 2016. Chemical Bank operates within the State of Michigan as a state-chartered commercial bank. Talmer Bank and Trust is a Michigan state-chartered bank. Chemical Bank and Talmer Bank and Trust operate through an internal organizational structure of seven regional banking units and offer a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts, wealth management revenue and mortgage banking revenue.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
On August 31, 2016, the Corporation acquired all the outstanding stock of Talmer for total consideration of $1.61 billion, which included stock consideration of $1.50 billion and cash consideration of $107.6 million. The Corporation recorded $850.3 million of goodwill in conjunction with the merger, which represented the purchase price over the fair value of identifiable net assets acquired. Additionally, the Corporation recorded $12.4 million of core deposit intangible assets in conjunction with the acquisition related to total deposits acquired of $5.29 billion.
ASC 805 affords a measurement period beyond the acquisition date that allows the Corporation the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known by the Corporation at that time. The Corporation anticipates that measurement period adjustments may arise from adjustments to the fair values of assets and liabilities recognized at the acquisition date for its August 31, 2016 merger with Talmer, as additional information is obtained, such as appraisals of collateral securing loans and other borrower information. In the event that a

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

measurement period adjustment is identified, the Corporation will recognize the adjustment as part of its acquisition accounting, which may result in an adjustment to goodwill being recorded in the period the adjustment was identified.
See Note 2 for further information regarding the Corporation's mergers and acquisitions.
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
Loans Acquired in a Business Combination
Loans acquired in a business combination ("acquired loans") consist of loans acquired on August 31, 2016 in the merger with Talmer, on May 31, 2015 in the acquisition of Lake Michigan Financial Corporation ("Lake Michigan"), on April 1, 2015 in the acquisition of Monarch Community Bancorp, Inc. ("Monarch"), on October 31, 2014 in the acquisition of Northwestern Bancorp, Inc. ("Northwestern"), and on April 30, 2010 in the acquisition of O.A.K. Financial Corporation ("OAK"). Acquired loans were recorded at fair value at the date of acquisition, without a carryover of the associated allowance for loan losses related to these loans.
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into 5 pools in the merger with Talmer, 2 pools in the acquisition of Lake Michigan, 2 pools in the acquisition of Monarch, 4 pools in the acquisition of Northwestern and 14 pools in the acquisition of OAK based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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
Loans in the Corporation’s commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduced payments due to a moderate extension of the loan’s contractual term. If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. If the Corporation does not expect to incur a loss on the loan based on its assessment of the borrowers’ expected cash flows, as the pre- and post-modification effective yields are approximately the same, the loan is classified as a nonperforming TDR until a six-month payment history is sustained, at which time the loan is classified as a performing TDR. Since no loss is expected to be incurred on nonperforming TDRs, no additional provision for loan losses has been recognized for these loans and they continue to accrue interest at their contractual interest rate. Nonperforming TDRs are transferred to nonaccrual status if they become 90 days past due as to principal or interest payments or if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.
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
September 30, 2016

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
The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be incurred in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on originated loans. Internal risk ratings are assigned to each loan in the commercial loan portfolio (commercial, commercial real estate, real estate construction and land development loans) at the time of origination and are subject to subsequent periodic reviews by senior management. The Corporation performs a detailed credit quality review quarterly on all loans greater than $0.25 million that have deteriorated below certain levels of credit risk, and may allocate a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios, based on numerous factors. Projected loss ratios incorporate factors such as charge-off experience, trends with respect to adversely risk-rated loans in the commercial loan portfolio, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data.
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. At September 30, 2016 and December 31, 2015, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. In addition, the Corporation elected to account for loan servicing rights acquired in the merger with Talmer effective August 31, 2016 under the fair value method. The Corporation has not elected the fair value option for any other financial assets or liabilities.
Share-Based Compensation
The Corporation has outstanding share-based compensation, including stock options, stock awards, restricted stock awards, restricted stock performance units and restricted stock service-based units to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation's common stock on the date the award is granted. The fair values of stock options, stock awards and restricted stock awards are recognized as compensation expense on a straight-line basis over the requisite service period. The Corporation accounts for restricted stock performance units based on the closing stock price of the Corporation's common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of restricted stock performance units is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions. The Corporation accounts for restricted stock service-based units based on the closing stock price of the Corporation's common stock on the date of grant, as these awards accrue dividend equivalents equal to the amount of any cash dividends that would have been payable to a shareholder owning the number of shares of the Corporation's common stock represented by the restricted stock service-based units. The fair value of the restricted stock service-based units is recognized as compensation expense over the requisite service period.
Cash flows realized from the tax benefits of exercised stock option awards that result from actual tax deductions that are in excess of the recorded tax benefits related to the compensation expense recognized for those options (excess tax benefits) are classified as financing activities on the consolidated statements of cash flows.
Bank-Owned Life Insurance
The Corporation has life insurance policies on certain key officers of Chemical Bank and Talmer Bank and Trust. The majority of the bank-owned life insurance policies of the Corporation were obtained through its acquisition of Lake Michigan and the merger with Talmer. Bank-owned life insurance is recorded at the cash surrender value, net of surrender charges, and is included within other assets on the consolidated statements of financial position and changes in the cash surrender values are recorded as other noninterest income on the consolidated statements of income.
Earnings Per Share
Beginning in the third quarter of 2016, the Corporation applies the two-class method of computing earnings per share as the Corporation acquired unvested restricted stock awards in the merger with Talmer which qualify as participating securities. Under this calculation, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and earnings per share is determined according to dividends declared and participating rights in undistributed earnings.
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Distributed and undistributed earnings are allocated between common and participating security shareholders based on their respective rights and then are divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under common stock equivalents.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at September 30, 2016 or December 31, 2015.
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
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.4 million and $1.6 million during the three and nine months ended September 30, 2016, respectively, and $0.6 million and $0.8 million during the three and nine months ended September 30, 2015, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $30.3 million at September 30, 2016 and $21.7 million at December 31, 2015.
Under the equity method, the Corporation's share of the earnings or losses are included in other operating expenses on the consolidated statements of income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $10.2 million and $1.7 million at September 30, 2016 and December 31, 2015, respectively.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in other liabilities on the consolidated statements of financial position. The Corporation's remaining unfunded equity contributions totaled $16.8 million and $8.0 million at September 30, 2016 and December 31, 2015.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of September 30, 2016 or December 31, 2015.
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
September 30, 2016

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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation’s common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation’s common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At September 30, 2016, there were 500,000 remaining shares available for repurchase under the Corporation’s stock repurchase program.
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
Preferred Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminated and replaced the previous class of 200,000 shares of preferred stock, that had been approved by shareholders on April 20, 2009, with a new class of 2,000,000 shares of preferred stock. At September 30, 2016, no shares of preferred stock were issued and outstanding.
Common Stock
On July 19, 2016, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 in anticipation of the merger with Talmer.
Legal Matters
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016-151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and Chemical. The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that Chemical allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. ("KBW") served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. These two cases were consolidated as In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB, per an order entered on May 12, 2016. On October 31, 2016, the plaintiffs in this consolidated action again amended their complaint, adding additional factual allegations, adding KBW as a defendant, and asserting that KBW acted in concert with Chemical to aid and abet breaches of

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

fiduciary duty by Talmer's directors. Talmer, Chemical, KBW and the individual defendants all believe that the claims asserted against each of them in the above-described consolidated action are without merit and intend to vigorously defend against these consolidated lawsuits.
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
On April 6, 2016, a complaint was filed in the United States District Court for the Eastern District of Michigan by another purported shareholder of Talmer, styled Matthew Sciabacucchi v. Chemical Financial Corporation et. al., Docket No. 1:16-cv-11261. Mr. Sciabacucchi purports to bring this action “on behalf of himself and all others similarly situated.” This lawsuit alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, naming Talmer, Chemical, and several individuals as defendants.  The complaint alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction, rescind the transaction if it is consummated or award rescissory damages, order the Talmer directors to file a revised Registration Statement, declare that the Defendants violated Sections 14(a) and/or Section 20(a) of the Securities Exchange Act, as well as Rule 14a-9 promulgated thereunder, award the plaintiff all costs associated with bringing the action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. Talmer, Chemical and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit. The Sciabacucchi lawsuit was voluntarily dismissed by the plaintiff as to all defendants, without prejudice, on August 5, 2016.
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
On June 16, 2016, a complaint was filed in the United States District Court for the Eastern District of Michigan by a purported Talmer shareholder, styled City of Livonia Employees’ Retirement System v. Chemical Financial Corporation, et. al., Docket No. 1:16-cv-12229. The plaintiff purports to bring the action “individually and on behalf of all others similarly situated,” and requests certification as a class action. This lawsuit alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. The Complaint alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer’s shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys’ and experts’ fees, and that the Court grant such other relief as it deems just and proper. Talmer, Chemical, and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit. On October 18, 2016, the Court entered a stipulated order staying this action until the Oakland County Circuit Court issues rulings on motions to dismiss that the defendants anticipate filing in In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB.
In addition, the Corporation, Chemical Bank and Talmer Bank and Trust are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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
Pending Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ("ASU 2016-08"), which further clarifies ASU 2014-09 by providing implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, ("ASU 2016-10"), which provides additional clarification of ASU 2014-09 by amending guidance related to the identification of performance obligations and licensing implementation. ASU 2016-08 and ASU 2016-10 do not change the core principal of ASU 2014-09, but are intended to improve the operations and understanding of principal versus agent considerations, performance obligation identification and licensing implementation. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, which include collectibility, presentation of sales taxes and other taxes collected from customers, noncash consideration and transition technical corrections. ASU 2016-12 completes the FASB deliberations of clarifications to ASU 2014-09 that have been conducted over the last year. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date ("ASU 2015-14"), which provides a one year deferral to the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. As such, the Corporation will adopt ASU 2014-09 as of January 1, 2018. Under the provision, the Corporation will have the option to adopt the guidance using either a full retrospective method or a modified transition approach.  The Corporation is currently evaluating the provisions of ASU 2014-09 on the Corporation's consolidated financial condition and results of operations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 allows for simplification of several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. ASU 2016-09 also requires recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. ASU 2016-09 further permits the withholding of an amount up to employees' maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification. ASU 2016-09 also requires any excess tax benefits be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016. The adoption of ASU 2016-09 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
Credit Losses
In June, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.
ASU 2016-13 requires an entity measure expected credit losses for financial assets over the estimated lifetime of expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard includes the following core concepts in determining the expected credit loss estimate: (a) be based on an asset’s amortized cost (including premiums or discounts, net deferred fees and costs, foreign exchange and fair value hedge accounting adjustments), (b) reflect losses expected over the remaining contractual life of an asset (considering the effect of voluntary prepayments), (c) consider available relevant information about the estimated collectability of cash flows (including information about past events, current conditions, and reasonable and supportable forecasts), and (d) reflect the risk of loss, even when that risk is remote.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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
Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies guidance on the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include; debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Corporation is currently evaluating the provisions of ASU 2016-15.
Subsequent Events
On October 28, 2016, Talmer Bank and Trust completed its previously announced sale of its single branch office in Chicago, Illinois to Old Second National Bank, a wholly owned subsidiary of Old Second Bancorp, Inc. Old Second Bank assumed approximately $48.9 million of deposits and purchased approximately $233.6 million of loans and paid a $6.5 million premium in the transaction.
On November 4, 2016, Talmer Bank and Trust completed the sale of its single branch office in Las Vegas, Nevada to First Savings Bank. First Savings Bank assumed approximately $88.1 million of deposits and purchased approximately $0.1 million of loans and paid a $1.0 million premium in the transaction.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 2: Mergers and Acquisitions
Merger with Talmer
On August 31, 2016, the Corporation completed a merger with Talmer for total consideration of $1.61 billion. As a result of the merger, the Corporation issued 32.1 million shares of its common stock based on an exchange ratio where each Talmer shareholder received 0.4725 shares of the Corporation's common stock, and paid $1.61 in cash, for each share of Talmer common stock. In conjunction with the merger, the Corporation entered into and drew on a $125.0 million credit facility, which is described in more detail in Note 7. The proceeds from the credit facility were used to pay off the Corporation's $25.0 million line-of-credit and a $37.5 million line-of-credit of Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration. The Corporation incurred $37.5 million and $43.1 million of merger and acquisition-related transaction expenses during the three and nine months ended September 30, 2016, primarily related to the merger with Talmer. As a result of the merger, Talmer Bank and Trust became a wholly-owned subsidiary of the Corporation. Subsequent to the merger with Talmer, in the fourth quarter of 2016, the Corporation sold the single branch locations in Chicago, Illinois and Las Vegas, Nevada. Please refer to Note 1 for further details related to these transactions.
Talmer Bank and Trust is a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals. As of September 30, 2016, Talmer Bank and Trust had 81 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, and northern Indiana. Talmer Bank and Trust is expected to be consolidated with and into Chemical Bank during the fourth quarter of 2016.
The Company determined that the merger with Talmer constitutes a business combination as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. Fair values were determined in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements. In many cases the determination of the fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following allocation is based on the information that was available to make preliminary estimates of the fair value and may change as additional information becomes available and additional analyses are completed. While the Corporation believes that information provided a reasonable basis for estimating the fair values, it expects that it could obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. This measurement period ends on the earlier of one year after the merger date or the date we receive the information about the facts and circumstances that existed at the merger date. Subsequent adjustments are, and if necessary, will be reflected in future filings. These refinements include: (1) changes in the estimated fair value of loans acquired: (2) changes in the estimated fair value of intangible assets acquired: (3) changes in deferred tax assets related to fair value estimates and a change in the expected realization of items considered to be net operating loss carry forwards and (4) a change in the goodwill caused by the net effect of these adjustments.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

(Dollars in thousands)
Consideration paid:
Stock	$1,504,811
Cash	107,638
Total consideration	1,612,449

Fair value of identifiable assets acquired:
Cash and cash equivalents	433,352
Investment securities:
Available-for-sale	808,894
Held-to-maturity	1,657
Loans held-for-sale	244,916
Loans	4,882,864
Premises and equipment	38,793
Loan servicing rights	42,462
Other intangible assets	12,399
Interest receivable and other assets	397,660
Total identifiable assets acquired	6,862,997

Fair value of liabilities assumed:
Noninterest-bearing deposits	1,236,902
Interest-bearing deposits	4,057,968
Interest payable and other liabilities	99,176
Securities sold under agreements to repurchase with customers	19,704
Short-term borrowings	387,500
Long-term borrowings	299,597
Total liabilities assumed	6,100,847

Fair value of net identifiable assets acquired	762,150
Goodwill resulting from acquisition	$850,299

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Information regarding loans accounted for under ASC 310-30 at the merger date is as follows:

(Dollars in thousands)
Accounted for under ASC 310-30:
Contractual cash flows	$5,968,950
Contractual cash flows not expected to be collected (nonaccretable difference)	223,959
Expected cash flows	5,744,991
Interest component of expected cash flows (accretable yield)	862,127
Fair value at acquisition	$4,882,864

The following unaudited pro forma financial information presents the consolidated results of operation of the Corporation and Talmer as if the merger had occurred as of January 1, 2015 with pro forma adjustments to give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2015.

Dollars in thousands	For the three months ended,
	September 30, 2016	September 30, 2015
Net interest and other income	$176,102	$163,933
Net Income	9,320	38,849
Earnings per share:
Basic	$0.13	$0.55
Diluted	0.13	0.55

Dollars in thousands	For the nine months ended,
	September 30, 2016	September 30, 2015
Net interest and other income	$504,831	$460,791
Net Income	84,808	93,764
Earnings per share:
Basic	$1.20	$1.39
Diluted	1.19	1.37
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

At the acquisition date, Lake Michigan added total assets of $1.24 billion, including total loans of $985.5 million, and total deposits of $924.7 million to the Corporation's consolidated statement of financial position. The Corporation recorded $100.9 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition. During the first quarter 2016, the Corporation obtained additional information regarding the valuation of deferred tax assets, which resulted in a decrease to goodwill recognized in the transaction of $0.5 million. In accordance with ASU 2015-16, no amounts were recorded in the consolidated statements of income during 2016 for these adjustments that would have been recorded in a previous reporting period had these adjustments been recognized as of the acquisition date.
Upon acquisition, the Lake Michigan loan portfolio had contractually required principal and interest payments receivable of $1.01 billion and $190.2 million, respectively, expected principal and interest cash flows of $986.1 million and $189.6 million, respectively, and a fair value of $985.5 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $22.6 million at the acquisition date, with $22.0 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $190.2 million at the date of acquisition. The outstanding contractual principal balance and the carrying amount of the Lake Michigan acquired loan portfolio were $697.4 million and $675.0 million, respectively, at September 30, 2016, compared to $864.0 million and $842.0 million, respectively, at December 31, 2015. There was no related allowance for loan losses at those dates.
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
As of the April 1, 2015 acquisition date, Monarch added total assets of $182.8 million, including total loans of $121.8 million, and total deposits of $144.3 million to the Corporation's consolidated statement of financial position. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
Upon acquisition, the Monarch loan portfolio had contractually required principal and interest payments receivable of $128.9 million and $37.8 million, respectively, expected principal and interest cash flows of $122.6 million and $37.1 million, respectively, and a fair value of $121.8 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $7.1 million at the acquisition date, with $6.3 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $37.9 million at the date of acquisition. The outstanding contractual principal balance and the carrying amount of the Monarch acquired loan portfolio were $97.1 million and $91.0 million, respectively, at September 30, 2016, compared to $115.0 million and $108.0 million, respectively, at December 31, 2015. There was no related allowance for loan losses at those dates.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121.0 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. At the acquisition date, Northwestern added total assets of $815.0 million, including total loans of $475.0 million, and total deposits of $794.0 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Upon acquisition, the Northwestern loan portfolio had contractually required principal and interest payments receivable of $507.0 million and $112.0 million, respectively, expected principal and interest cash flows of $481.0 million and $104.0 million, respectively, and a fair value of $475.0 million. The difference between the contractually required payments receivable and the expected cash flows represents the nonaccretable difference, which totaled $34.0 million at the acquisition date, with $26.0 million attributable to expected credit losses. The difference between the expected cash flows and fair value represents the accretable yield, which totaled $110.0 million at the acquisition date. The outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $296.7 million and $266.7 million, respectively, at September 30, 2016, compared to $361.0 million and $330.0 million, respectively, at December 31, 2015.
Acquisition of 21 Branches
On December 7, 2012, Chemical Bank acquired 21 branches from Independent Bank, a subsidiary of Independent Bank Corporation, located in the Northeast and Battle Creek regions of Michigan, including $404.0 million in deposits and $44.0 million in loans (branch acquisition transaction). The purchase price of the branch offices, including equipment, was $8.1 million and the Corporation paid a premium on deposits of $11.5 million, or approximately 2.85% of total deposits. The loans were purchased at a discount of 1.75%. In connection with the branch acquisition transaction, the Corporation recorded goodwill of $6.8 million and other intangible assets attributable to customer core deposits of $5.6 million.
Acquisition of O.A.K. Financial Corporation
On April 30, 2010, the Corporation acquired OAK in an all-stock transaction for total consideration of $83.7 million. OAK provided traditional banking services and products through 14 banking offices serving communities in Ottawa, Allegan and Kent counties in west Michigan. At the acquisition date, OAK added total assets of $820 million, including total loans of $627.0 million, and total deposits of $693.0 million, including brokered deposits of $193.0 million. Upon acquisition, the OAK loan portfolio had contractually required principal payments receivable of $683.0 million and a fair value of $627.0 million. The outstanding contractual principal balance and the carrying amount of the OAK acquired loan portfolio were $165.3 million and $150.4 million, respectively, at September 30, 2016, compared to $204.0 million and $183.0 million, respectively, at December 31, 2015.
Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

(Dollars in thousands)	Talmer	Lake Michigan	Monarch	North-western	OAK	Total
Three Months Ended September 30, 2016
Balance at beginning of period	$—	$125,343	$30,859	$73,746	$26,592	$256,540
Addition attributable to acquisitions	862,127	—	—	—	—	862,127
Additions (reductions)(1)	—	6,565	114	526	19	7,224
Accretion recognized in interest income	(17,415)	(7,968)	(1,322)	(3,890)	(3,423)	(34,018)
Balance at end of period	$844,712	$123,940	$29,651	$70,382	$23,188	$1,091,873

Three Months Ended September 30, 2015
Balance at beginning of period	$—	$188,310	$35,805	$91,758	$32,175	$348,048
Additions attributable to acquisitions	—	—	—	—	—	—
Additions (reductions) (1)	—	(747)	(351)	(1,337)	1,202	(1,233)
Accretion recognized in interest income	—	(10,704)	(2,085)	(4,376)	(2,825)	(19,990)
Balance at end of period	$—	$176,859	$33,369	$86,045	$30,552	$326,825
(1) Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

(Dollars in thousands)	Talmer	Lake Michigan	Monarch	North-western	OAK	Total
Nine Months Ended September 30, 2016
Balance at beginning of period	$—	$152,999	$34,558	$82,623	$28,077	$298,257
Addition attributable to acquisitions	862,127	—	—	—	—	862,127
Additions (reductions)(1)	—	(3,800)	(749)	(5,322)	(182)	(10,053)
Accretion recognized in interest income	(17,415)	(25,259)	(4,158)	(11,919)	(9,707)	(68,458)
Reclassification from nonaccretable difference	—	—	—	5,000	5,000	10,000
Balance at end of period	$844,712	$123,940	$29,651	$70,382	$23,188	$1,091,873

Nine Months Ended September 30, 2015
Balance at beginning of period	$—	$—	$—	$104,675	$33,286	$137,961
Additions attributable to acquisitions	—	190,246	37,914	—	—	228,160
Additions (reductions) (1)	—	803	(1,492)	(4,196)	6,417	1,532
Accretion recognized in interest income	—	(14,190)	(3,053)	(14,434)	(9,151)	(40,828)
Balance at end of period	$—	$176,859	$33,369	$86,045	$30,552	$326,825
(1) Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.
As part of its ongoing assessment of the acquired loan portfolios, management has determined that the overall credit quality of the Northwestern and OAK acquired loan portfolios has improved, which has resulted in an improvement in expected cash flows of certain loan pools in these acquired loan portfolios. Accordingly, management reclassified $5.0 million during the nine months ended September 30, 2016 from the nonaccretable difference to the accretable yield for each of these acquired loan portfolios, which will increase amounts recognized into interest income over the estimated remaining lives of the loan pools within these portfolios.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at September 30, 2016 and December 31, 2015:

	Investment Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
U.S. Treasury securities	$5,784	$17	$—	$5,801
Government sponsored agencies	223,917	535	414	224,038
State and political subdivisions	306,196	384	1,043	305,537
Residential mortgage-backed securities	301,194	2,206	2	303,398
Collateralized mortgage obligations	343,502	629	392	343,739
Corporate bonds	96,283	37	235	96,085
Preferred stock and trust preferred securities	24,381	515	113	24,783
Total	$1,301,257	$4,323	$2,199	$1,303,381
December 31, 2015
U.S. Treasury securities	$5,773	$—	$8	$5,765
Government sponsored agencies	195,711	78	800	194,989
State and political subdivisions	14,731	395	6	15,120
Residential mortgage-backed securities	189,452	538	2,222	187,768
Collateralized mortgage obligations	133,256	111	1,137	132,230
Corporate bonds	14,825	2	200	14,627
Preferred stock and trust preferred securities	2,888	344	—	3,232
Total	$556,636	$1,468	$4,373	$553,731

	Investment Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
State and political subdivisions	$563,221	$13,110	$1,487	$574,844
Trust preferred securities	500	—	200	300
Total	$563,721	$13,110	$1,687	$575,144
December 31, 2015
State and political subdivisions	$509,471	$7,446	$4,512	$512,405
Trust preferred securities	500	—	200	300
Total	$509,971	$7,446	$4,712	$512,705
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds	$2,820	$8,000	$7,820	$37,897
Gross gains	17	5	54	613
Gross losses	(1)	—	(1)	(1)

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following is a summary of the amortized cost and fair value of investment securities at September 30, 2016, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:
Due in one year or less	$303,733	$304,279
Due after one year through five years	563,948	565,258
Due after five years through ten years	266,242	266,463
Due after ten years	165,946	165,576
Preferred stock	1,388	1,805
Total	$1,301,257	$1,303,381
Investment Securities Held-to-Maturity:
Due in one year or less	$60,391	$60,508
Due after one year through five years	276,065	279,172
Due after five years through ten years	138,202	143,257
Due after ten years	89,063	92,207
Total	$563,721	$575,144

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Securities with a carrying value of $838.0 million and $530.8 million were pledged at September 30, 2016 and December 31, 2015, respectively, to secure borrowings and deposits.

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government and it's agencies, in an amount greater than 10% of shareholders' equity.

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. As of September 30, 2016, the Corporation’s securities portfolio consisted of 2,473 securities, 598 of which were in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2016
Government sponsored agencies	$20,532	$29	$17,546	$385	$38,078	$414
State and political subdivisions	391,355	2,342	29,379	188	420,734	2,530
Residential mortgage-backed securities	10,607	2	8	—	10,615	2
Collateralized mortgage obligations	112,890	230	20,812	162	133,702	392
Corporate bonds	71,912	156	4,921	79	76,833	235
Preferred stock and trust preferred securities	12,131	113	300	200	12,431	313
Total	$619,427	$2,872	$72,966	$1,014	$692,393	$3,886
December 31, 2015
U.S. Treasury securities	$5,765	$8	$—	$—	$5,765	$8
Government sponsored agencies	114,640	292	21,681	508	136,321	800
State and political subdivisions	195,285	2,891	68,361	1,627	263,646	4,518
Residential mortgage-backed securities	169,226	2,146	3,435	76	172,661	2,222
Collateralized mortgage obligations	60,459	408	39,382	729	99,841	1,137
Corporate bonds	9,532	200	—	—	9,532	200
Trust preferred securities	—	—	300	200	300	200
Total	$554,907	$5,945	$133,159	$3,140	$688,066	$9,085
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2016, represented an other-than-temporary impairment (OTTI). Management believed that the unrealized losses on investment securities at September 30, 2016 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.
At September 30, 2016, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at September 30, 2016, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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
Commercial, commercial real estate, and real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of loans follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial loan portfolio:
Commercial	$3,159,936	$1,905,879
Commercial real estate	3,773,017	2,112,162
Real estate construction and land development	500,494	232,076
Subtotal	7,433,447	4,250,117
Consumer loan portfolio:
Residential mortgage	3,046,959	1,429,636
Consumer installment	1,335,707	877,457
Home equity	899,676	713,937
Subtotal	5,282,342	3,021,030
Total loans	$12,715,789	$7,271,147

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Credit Quality Monitoring
The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation’s market areas. The Corporation’s lending markets generally consist of communities throughout Michigan and additional communities located within northeast Ohio and northern Indiana. The Corporation has no foreign loans.
The Corporation, through Chemical Bank and Talmer Bank and Trust, has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.0 million requiring group loan authority approval, except for six executive and senior officers who have varying loan limits exceeding $1.5 million and up to $3.5 million. With respect to the group loan authorities, Chemical Bank has a loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $1.0 million to $10.0 million, depending on risk rating and credit action required. A directors’ loan committee of Chemical Bank, consisting of eight independent members of the board of directors of Chemical Bank, the chief executive officer of Chemical Bank and the senior credit officer of Chemical Bank, meets bi-weekly to consider loans in amounts over $10.0 million, and certain loans under $10.0 million depending on a loan’s risk rating and credit action required. Loans over $15.0 million require the approval of the board of directors of Chemical Bank.
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
September 30, 2016

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following schedule presents the recorded investment of loans in the commercial loan portfolio by risk rating categories at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Commercial	Commercial Real Estate	Real Estate Construction and Land Development	Total
September 30, 2016
Originated Portfolio:
Risk Grades 1-5	$1,624,836	$1,528,013	$291,841	$3,444,690
Risk Grade 6	49,934	40,710	288	90,932
Risk Grade 7	35,719	15,132	515	51,366
Risk Grade 8	12,612	19,913	80	32,605
Risk Grade 9	1,130	1	—	1,131
Subtotal	1,724,231	1,603,769	292,724	3,620,724
Acquired Portfolio:
Risk Grades 1-5	1,331,689	1,988,676	203,159	3,523,524
Risk Grade 6	49,679	94,829	742	145,250
Risk Grade 7	37,813	52,317	886	91,016
Risk Grade 8	16,524	33,426	2,983	52,933
Subtotal	1,435,705	2,169,248	207,770	3,812,723
Total	$3,159,936	$3,773,017	$500,494	$7,433,447
December 31, 2015
Originated Portfolio:
Risk Grades 1-5	$1,418,301	$1,341,202	$183,323	$2,942,826
Risk Grade 6	34,727	31,036	180	65,943
Risk Grade 7	39,933	26,658	1,123	67,714
Risk Grade 8	26,459	25,163	521	52,143
Risk Grade 9	2,095	—	—	2,095
Subtotal	1,521,515	1,424,059	185,147	3,130,721
Acquired Portfolio:
Risk Grades 1-5	340,782	629,430	41,683	1,011,895
Risk Grade 6	28,321	23,926	2,556	54,803
Risk Grade 7	11,607	29,975	1,537	43,119
Risk Grade 8	3,654	4,772	1,153	9,579
Subtotal	384,364	688,103	46,929	1,119,396
Total	$1,905,879	$2,112,162	$232,076	$4,250,117
Consumer Loan Portfolio
The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are in nonaccrual status, contractually past due 90 days or more as to interest or principal payments or classified as a nonperforming TDR are considered to be in a nonperforming status. Nonaccrual TDRs in the consumer loan portfolio are included with nonaccrual loans, while other TDRs in the consumer loan portfolio are considered to be in a nonperforming status until they meet the Corporation’s definition of a performing TDR, at which time they are considered to be in a performing status. Acquired loans that are not performing in accordance with contractual terms are not reported because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
September 30, 2016
Originated Loans:
Performing	$1,363,819	$1,171,759	$589,374	$3,124,952
Nonperforming	7,185	378	2,692	10,255
Subtotal	1,371,004	1,172,137	592,066	3,135,207
Acquired Loans	1,675,955	163,570	307,610	2,147,135
Total	$3,046,959	$1,335,707	$899,676	$5,282,342
December 31, 2015
Originated Loans:
Performing	$1,207,945	$868,975	$587,566	$2,664,486
Nonperforming	9,030	451	3,246	12,727
Subtotal	1,216,975	869,426	590,812	2,677,213
Acquired Loans	212,661	8,031	123,125	343,817
Total	$1,429,636	$877,457	$713,937	$3,021,030
 Nonperforming Loans
A summary of nonperforming loans follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial	$13,742	$28,554
Commercial real estate	19,914	25,163
Real estate construction and land development	80	521
Residential mortgage	5,119	5,557
Consumer installment	378	451
Home equity	2,064	1,979
Total nonaccrual loans	41,297	62,225
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	221	364
Commercial real estate	739	254
Real estate construction and land development	1,439	—
Residential mortgage	375	402
Home equity	628	1,267
Total accruing loans contractually past due 90 days or more as to interest or principal payments	3,402	2,287
Nonperforming TDRs:
Commercial loan portfolio	15,261	16,297
Consumer loan portfolio	1,691	3,071
Total nonperforming TDRs	16,952	19,368
Total nonperforming loans (1)	$61,651	$83,880

(1) Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The Corporation’s nonaccrual loans at September 30, 2016 and December 31, 2015 included $29.5 million and $35.9 million, respectively, of nonaccrual TDRs.
The Corporation had $8.1 million of residential mortgage loans that were in the process of foreclosure at September 30, 2016, compared to $2.9 million at December 31, 2015.
Impaired Loans
The following schedule presents impaired loans by classes of loans at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
September 30, 2016
Impaired loans with a valuation allowance:
Commercial	$4,906	$4,911	$2,729
Commercial real estate	2,741	2,741	516
Residential mortgage	19,864	19,864	154
Subtotal	27,511	27,516	3,399
Impaired loans with no related valuation allowance:
Commercial	53,542	78,494	—
Commercial real estate	69,713	118,751	—
Real estate construction and land development	3,362	8,894	—
Residential mortgage	34,310	54,414	—
Consumer installment	1,004	1,538	—
Home equity	7,573	10,245	—
Subtotal	169,504	272,336	—
Total impaired loans:
Commercial	58,448	83,405	2,729
Commercial real estate	72,454	121,492	516
Real estate construction and land development	3,362	8,894	—
Residential mortgage	54,174	74,278	154
Consumer installment	1,004	1,538	—
Home equity	7,573	10,245	—
Total	$197,015	$299,852	$3,399
December 31, 2015
Impaired loans with a valuation allowance:
Commercial	$18,898	$19,426	$5,700
Commercial real estate	4,448	4,688	497
Residential mortgage	21,037	21,037	192
Subtotal	44,383	45,151	6,389
Impaired loans with no related valuation allowance:
Commercial	31,039	37,703	—
Commercial real estate	53,518	69,130	—
Real estate construction and land development	2,136	3,108	—
Residential mortgage	7,638	8,644	—
Consumer installment	498	512	—
Home equity	2,986	3,270	—
Subtotal	97,815	122,367	—
Total impaired loans:
Commercial	49,937	57,129	5,700
Commercial real estate	57,966	73,818	497
Real estate construction and land development	2,136	3,108	—
Residential mortgage	28,675	29,681	192
Consumer installment	498	512	—
Home equity	2,986	3,270	—
Total	$142,198	$167,518	$6,389

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely, and for acquired loans that meet the definition of an impaired loan represents fair value adjustments recognized at the acquisition date attributable to expected credit losses and the discounting of expected cash flows at market interest rates. The difference between the recorded investment and the unpaid principal balance of $102.8 million and $25.3 million at September 30, 2016 and December 31, 2015, respectively, includes confirmed losses (partial charge-offs) of $17.4 million and $17.1 million, respectively, and fair value discount adjustments of $85.4 million and $8.2 million, respectively.
Impaired loans included $89.9 million and $12.8 million at September 30, 2016 and December 31, 2015, respectively, of acquired loans that were not performing in accordance with original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans. Impaired loans also included $48.8 million and $47.8 million at September 30, 2016 and December 31, 2015, respectively, of performing TDRs.
The following schedule presents information related to impaired loans for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
Commercial	$43,812	$1,073	$42,478	$1,750
Commercial real estate	58,658	1,219	56,779	2,068
Real estate construction and land development	2,400	64	2,243	115
Residential mortgage	35,986	818	30,499	1,540
Consumer installment	601	17	439	19
Home equity	4,466	95	3,504	123
Total	$145,923	$3,286	$135,942	$5,615

	Three Months Ended September 30, 2015		Nine months ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While on Impaired Status	Average Recorded Investment	Interest Income Recognized While on Impaired Status
Commercial	$42,847	$310	$39,387	$862
Commercial real estate	59,150	470	59,927	1,453
Real estate construction and land development	2,210	26	2,338	89
Residential mortgage	30,467	387	29,084	1,098
Consumer installment	497	—	474	1
Home equity	3,026	20	2,635	42
Total	$138,197	$1,213	$133,845	$3,545

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following schedule presents the aging status of the recorded investment in loans by classes of loans at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	31-60 Days Past Due	61-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Non-accrual Loans	Total Past Due	Current	Total Loans
September 30, 2016
Originated Portfolio:
Commercial	$6,313	$2,675	$221	$13,742	$22,951	$1,701,280	$1,724,231
Commercial real estate	11,913	726	739	19,914	33,292	1,570,477	1,603,769
Real estate construction and land development	3,003	—	1,439	80	4,522	288,202	292,724
Residential mortgage	2,627	—	375	5,119	8,121	1,362,883	1,371,004
Consumer installment	2,425	448	—	378	3,251	1,168,886	1,172,137
Home equity	3,097	940	628	2,064	6,729	585,337	592,066
Total	$29,378	$4,789	$3,402	$41,297	$78,866	$6,677,065	$6,755,931
Acquired Portfolio:
Commercial	$3,116	$1,146	$11,984	$—	$16,246	$1,419,459	$1,435,705
Commercial real estate	4,315	2,844	25,444	—	32,603	2,136,645	2,169,248
Real estate construction and land development	208	153	2,902	—	3,263	204,507	207,770
Residential mortgage	1,452	2,895	10,719	—	15,066	1,660,889	1,675,955
Consumer installment	1,367	200	203	—	1,770	161,800	163,570
Home equity	1,082	1,143	1,461	—	3,686	303,924	307,610
Total	$11,540	$8,381	$52,713	$—	$72,634	$5,887,224	$5,959,858
December 31, 2015
Originated Portfolio:
Commercial	$3,685	$1,230	$364	$28,554	$33,833	$1,487,682	$1,521,515
Commercial real estate	4,168	1,603	254	25,163	31,188	1,392,871	1,424,059
Real estate construction and land development	—	—	—	521	521	184,626	185,147
Residential mortgage	1,737	—	402	5,557	7,696	1,209,279	1,216,975
Consumer installment	3,145	644	—	451	4,240	865,186	869,426
Home equity	1,767	788	1,267	1,979	5,801	585,011	590,812
Total	$14,502	$4,265	$2,287	$62,225	$83,279	$5,724,655	$5,807,934
Acquired Portfolio:
Commercial	$490	$532	$3,735	$—	$4,757	$379,607	$384,364
Commercial real estate	3,557	691	4,771	—	9,019	679,084	688,103
Real estate construction and land development	—	—	1,154	—	1,154	45,775	46,929
Residential mortgage	1,370	—	2,081	—	3,451	209,210	212,661
Consumer installment	55	—	47	—	102	7,929	8,031
Home equity	847	78	1,007	—	1,932	121,193	123,125
Total	$6,319	$1,301	$12,795	$—	$20,415	$1,442,798	$1,463,213

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following schedule presents the Corporation’s TDRs at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Performing TDRs	Non-Performing TDRs	Nonaccrual TDRs	Total
September 30, 2016
Commercial loan portfolio	$30,662	$15,261	$26,340	$72,263
Consumer loan portfolio	18,173	1,691	3,165	23,029
Total	$48,835	$16,952	$29,505	$95,292
December 31, 2015
Commercial loan portfolio	$29,844	$16,297	$32,682	$78,823
Consumer loan portfolio	17,966	3,071	3,251	24,288
Total	$47,810	$19,368	$35,933	$103,111
The following schedule provides information on the Corporation's TDRs that were modified during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial loan portfolio:
Commercial	4	$4,160	$4,160	32	$12,141	$12,141
Commercial real estate	—	—	—	6	2,441	2,441
Subtotal – commercial loan portfolio	4	4,160	4,160	38	14,582	14,582
Consumer loan portfolio	2	89	89	23	783	783
Total	6	$4,249	$4,249	61	$15,365	$15,365

	Three Months Ended September 30, 2015			Nine months ended September 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial loan portfolio:
Commercial	3	$882	$882	21	$5,146	$5,146
Commercial real estate	3	2,044	2,044	12	5,105	5,105
Real estate construction and land development	—	—	—	1	305	305
Subtotal – commercial loan portfolio	6	2,926	2,926	34	10,556	10,556
Consumer loan portfolio	15	481	481	54	2,450	2,448
Total	21	$3,407	$3,407	88	$13,006	$13,004
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following schedule includes TDRs for which there was a payment default during the three and nine months ended September 30, 2016 and 2015, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
Commercial loan portfolio:
Commercial real estate	—	$—	2	$1,721
Subtotal – commercial loan portfolio	—	—	2	1,721
Consumer loan portfolio	1	—	3	—
Total	1	$—	5	$1,721

	Three Months Ended September 30, 2015		Nine months ended September 30, 2015
(Dollars in thousands)	Number of Loans	Principal Balance at End of Period	Number of Loans	Principal Balance at End of Period
Commercial loan portfolio:
Commercial real estate	1	$74	5	$1,016
Subtotal – commercial loan portfolio	1	74	5	1,016
Consumer loan portfolio	1	13	2	46
Total	2	$87	7	$1,062

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and nine months ended September 30, 2016 and 2015, respectively, and details regarding the balance in the allowance and the recorded investment in loans at September 30, 2016 by impairment evaluation method.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Unallocated	Total
Changes in allowance for loan losses for the three months ended September 30, 2016:
Beginning balance	$44,228	$27,278	$—	$71,506
Provision for loan losses	3,537	566	—	4,103
Charge-offs	(824)	(2,037)	—	(2,861)
Recoveries	489	538	—	1,027
Ending balance	$47,430	$26,345	$—	$73,775
Changes in allowance for loan losses for the nine months ended September 30, 2016:
Beginning balance	$47,234	$26,094	$—	$73,328
Provision for loan losses	5,437	3,166	—	8,603
Charge-offs	(7,262)	(4,677)	—	(11,939)
Recoveries	2,021	1,762	—	3,783
Ending balance	$47,430	$26,345	$—	$73,775
Changes in allowance for loan losses for the three months ended September 30, 2015:
Beginning balance	$45,527	$23,321	$6,093	$74,941
Provision for loan losses	2,637	(351)	(786)	1,500
Charge-offs	(539)	(1,656)	—	(2,195)
Recoveries	769	611	—	1,380
Ending balance	$48,394	$21,925	$5,307	$75,626
Changes in allowance for loan losses for the nine months ended September 30, 2015:
Beginning balance	$44,156	$28,803	$2,724	$75,683
Provision for loan losses	5,604	(3,687)	2,583	4,500
Charge-offs	(2,958)	(5,104)	—	(8,062)
Recoveries	1,592	1,913	—	3,505
Ending balance	$48,394	$21,925	$5,307	$75,626
Allowance for loan losses balance at September 30, 2016 attributable to:
Loans individually evaluated for impairment	$3,245	$154	$—	$3,399
Loans collectively evaluated for impairment	44,185	26,191	—	70,376
Loans acquired with deteriorated credit quality	—	—	—	—
Total	$47,430	$26,345	$—	$73,775
Recorded investment (loan balance) at September 30, 2016:
Loans individually evaluated for impairment	$79,659	$19,864	$—	$99,523
Loans collectively evaluated for impairment	3,541,065	3,115,343	—	6,656,408
Loans acquired with deteriorated credit quality	3,812,723	2,147,135	—	5,959,858
Total	$7,433,447	$5,282,342	$—	$12,715,789

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following schedule presents, by loan portfolio segment, details regarding the balance in the allowance and the recorded investment in loans at December 31, 2015 by impairment evaluation method.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Allowance for loan losses balance at December 31, 2015 attributable to:
Loans individually evaluated for impairment	$6,197	$192	$6,389
Loans collectively evaluated for impairment	41,037	25,902	66,939
Loans acquired with deteriorated credit quality	—	—	—
Total	$47,234	$26,094	$73,328
Recorded investment (loan balance) at December 31, 2015:
Loans individually evaluated for impairment	$100,379	$21,037	$121,416
Loans collectively evaluated for impairment	3,030,342	2,656,176	5,686,518
Loans acquired with deteriorated credit quality	1,119,396	343,817	1,463,213
Total	$4,250,117	$3,021,030	$7,271,147
Note 5: Intangible Assets
The Corporation has the following types of intangible assets: goodwill, core deposit intangible assets, non-compete intangible assets and loan servicing rights (LSRs). Goodwill, core deposit intangible assets, and non-compete intangible assets arose as a result of business combinations or other acquisitions. LSRs arose as a result of selling residential mortgage and commercial real estate loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan and from acquisitions of other banks that had LSRs. Loans serviced for others are not reported as assets in the Consolidated Statements of Financial Position. Amortization is recorded on the core deposit intangible assets, non-compete intangible assets and LSRs where there has not been an accounting election to account under the fair value method.
Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and other acquisitions. The Corporation recorded goodwill in the amount of $850.3 million related to the merger with Talmer completed on August 31, 2016. The Corporation recorded additional goodwill in the first quarter of 2016 of $0.5 million related to the 2015 acquisition of Lake Michigan resulting from adjustments to the original acquisition date valuation of acquired assets and liabilities. Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment review performed in the fourth quarter of 2015 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through September 30, 2016 and that the Corporation's goodwill was not impaired at September 30, 2016.
The following table shows the net carrying value of the Corporation’s intangible assets:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Goodwill	$1,137,166	$287,393
Loan servicing rights	51,393	11,122
Other intangible assets:
Core deposit intangible assets	$35,618	$26,654
Non-compete intangible assets	82	328
Total other intangible assets	$35,700	$26,982
The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Gross original amount	$52,454	$40,055
Accumulated amortization	16,836	13,401
Net carrying amount	$35,618	$26,654

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Amortization expense recognized on core deposit intangible assets was $1.2 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $3.4 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively.
The estimated future amortization expense on core deposit intangible assets for periods ending after September 30, 2016 is as follows: 2016 — $1.4 million; 2017 — $5.2 million; 2018 — $5.0 million; 2019 — $4.8 million; 2020 — $4.2 million; 2021 and thereafter — $15.0 million. The non-compete intangible assets will be fully amortized during 2016.
The Corporation elected to account for LSRs acquired related to the merger with Talmer effective August 31, 2016 under the fair value method. Loan servicing rights are established and recorded at the estimated fair value by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The following table represents the activity for LSRs accounted for under the fair value method and the related fair value changes:

(Dollars in thousands)	Three and nine months ended September 30, 2016
	Commercial Real Estate	Mortgage	Total
Fair value, beginning of period	$—	$—	$—
Acquired in Talmer Bancorp, Inc. merger	365	42,097	42,462
Additions from loans sold with servicing retained	—	810	810
Changes in fair value due to:
Reductions from pay-offs, pay downs and run-off	(2)	(685)	(687)
Changes in estimates of fair value (1)	—	(657)	(657)
Fair value, end of period	$363	$41,565	$41,928
Principal balance of loans serviced for others that have servicing capitalized	$79,405	$5,523,423	$5,602,828

(1) Represents estimated LSR value change resulting primarily from market-driven changes in interest rates.

The Corporation continues to account for all other LSRs using the amortization method. The following shows the net carrying value and fair value of LSRs and the total loans that the Corporation is servicing for others accounted for under the amortization method:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Net carrying value of LSRs	$9,465	$11,122
Fair value of LSRs	$12,434	$15,542
Valuation allowance	$214	$—
Loans serviced for others that have servicing rights capitalized	$1,981,157	$2,082,899
LSRs accounted for under the amortization method are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. There was a valuation allowance of $0.2 million as of September 30, 2016 related to impairment within certain pools attributable to the Corporation's servicing portfolios that were acquired in the Northwestern and Monarch transactions. There was no impairment valuation allowance recorded on the Corporation's LSRs at December 31, 2015.

The following table shows the activity for capitalized LSRs accounted for under the amortization method:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$9,677	$12,307	$11,122	$12,217
Acquired in Monarch acquisition	—	—	—	1,284
Additions	695	303	1,612	1,118
Amortization	(1,105)	(1,070)	(3,055)	(3,279)
Change in valuation allowance	198	—	(214)	200
Balance at end of period	$9,465	$11,540	$9,465	$11,540
The Company realized total loan servicing fee income of $2.1 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $4.7 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of September 30, 2016 and December 31, 2015.

	Commercial Real Estate	Mortgage
As of September 30, 2016
Prepayment speed	0.00 - 22.47%	0.00 - 38.28%
Weighted average (“WA”) discount rate	16.46%	10.09%
Cost to service/per year	$467-$500	$65-$90
Ancillary income/per year	N/A	$28
WA float range	0.53%	0.68%
As of December 31, 2015
Prepayment speed	N/A	6.96 - 17.65%
WA discount rate	N/A	10.04%
Cost to service/per year	N/A	$70-$85
Ancillary income/per year	N/A	$20
WA float range	N/A	1.72%

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the changes within each component of accumulated other comprehensive income (loss), net of related tax benefit/expense for the three and nine months ended September 30, 2016, and 2015:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax	Defined Benefit Pension Plans	Total
For the three months ended September 30, 2016
Beginning balance	$2,196	$(27,894)	$(25,698)
Other comprehensive income (loss) before reclassifications	(805)	(511)	(1,316)
Amounts reclassified from accumulated other comprehensive income	(10)	1,882	1,872
Net current period other comprehensive income (loss)	(815)	1,371	556
Ending balance	$1,381	$(26,523)	$(25,142)
For the three months ended September 30, 2015
Beginning balance	$(274)	$(30,830)	$(31,104)
Other comprehensive income before reclassifications	1,214	—	1,214
Amounts reclassified from accumulated other comprehensive income	(3)	707	704
Net current period other comprehensive income	1,211	707	1,918
Ending balance	$937	$(30,123)	$(29,186)
For the nine months ended September 30, 2016
Beginning balance	$(1,888)	$(27,144)	$(29,032)
Other comprehensive income (loss) before reclassifications	3,304	(511)	2,793
Amounts reclassified from accumulated other comprehensive income	(35)	1,132	1,097
Net current period other comprehensive income (loss)	3,269	621	3,890
Ending balance	$1,381	$(26,523)	$(25,142)
For the nine months ended September 30, 2015
Beginning balance	$(210)	$(32,243)	$(32,453)
Other comprehensive income before reclassifications	1,545	—	1,545
Amounts reclassified from accumulated other comprehensive income	(398)	2,120	1,722
Net current period other comprehensive income	1,147	2,120	3,267
Ending balance	$937	$(30,123)	$(29,186)

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following table summarizes the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Income Statement
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains and losses on available-for-sale securities	$16	$5	$53	$612	Gain on sale of investment securities (noninterest income)
	(6)	(2)	(18)	(214)	Income tax (expense)/benefit
	$10	$3	$35	$398	Net Income
Amortization of defined benefit pension plan items	$(2,895)	$(1,087)	$(1,742)	$(3,261)	Salaries, wages and employee benefits (operating expenses)
	1,013	380	610	1,141	Income tax (expense)/benefit
	$(1,882)	$(707)	$(1,132)	$(2,120)	Net Income

Note 7: Borrowings
A summary of the Corporation's short- and long-term borrowings follows:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
FHLB advances: 0.45% - 0.81% fixed-rate notes	$400,000	0.52%	$100,000	0.34%
Long-term borrowings:
FHLB advances: 0.59% - 7.44% fixed-rate notes due 2016 to 2027 (2)	$494,013	1.45	181,394	1.41
Securities sold under agreements to repurchase: 1.48% - 4.30% fixed-rate notes due 2016 to 2017 (3)	42,394	3.61	17,453	0.27
Line-of-credit: floating-rate based on one-month LIBOR plus 1.75%	124,698	2.27	25,000	2.27
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035 (4)	11,260	3.09	—	—
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 3.25% due in 2032 (5)	4,247	4.09	—	—
Subordinated debt obligations	—	—	18,544	3.99
Total long-term borrowings	$676,612	1.78	$242,391	1.59

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The September 30, 2016 balances include advances payable of $492.8 million and purchase accounting premiums of $1.2 million. The December 31, 2015 balance includes advances payable of $181.0 million and purchase accounting premiums of $0.4 million.

(3)
The September 30, 2016 balance includes advances payable of $42.0 million and purchase accounting premiums of $0.4 million. The December 31, 2015 balance includes advance payable of $17.0 million and purchase accounting premiums of $0.5 million.

(4)	The September 30, 2016 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.7 million.

(5)	The September 30, 2016 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.8 million.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by eligible loans totaling $5.10 billion as of September 30, 2016.
Securities sold under agreements to repurchase are with an unaffiliated financial institution and are secured by available for-sale-securities. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes. The remaining contract maturity, excluding purchase accounting adjustments, of long-term securities under agreement to repurchase, is as follows:

	September 30, 2016
	Remaining Contractual Maturities of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase	$—	$13,000	$10,000	$19,000	$42,000
Total borrowings	$—	$13,000	$10,000	$19,000	$42,000
Amounts related to securities sold under agreements to repurchase not included in offsetting disclosure in Footnote 14					$42,000
In conjunction with the merger with Talmer, the Corporation entered into a credit agreement of $145.0 million consisting of a $125.0 million term line-of credit and a $20.0 million revolving line-of-credit. The Corporation drew $125.0 million on the term line-of-credit to pay off the Corporation's prior $25.0 million line-of-credit and a $37.5 million line-of-credit acquired in the merger with Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration.
As a result of the Lake Michigan transaction on May 31, 2015, the Corporation acquired subordinated debt obligations in the amount of $18.6 million. The Corporation fully repaid these debt obligations during the first quarter of 2016. As a result of the merger with Talmer on August 31, 2016, the Corporation acquired $687.1 million in short and long-term debt obligations, of which $142.2 million was paid off prior to September 30, 2016.
Note 8: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank and Talmer Bank and Trust to the Corporation. As of September 30, 2016, substantially all of the assets of the banks were restricted from transfer to the Corporation in the form of loans or advances. Dividends from the banks are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of the banks prior to making any cash dividend decisions.
The Corporation and the banks are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, the banks must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Management believes as of September 30, 2016, the Corporation and the banks met all capital adequacy requirements to which they are subject.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets of the Corporation totaled $13.43 billion and $7.14 billion at September 30, 2016 and December 31, 2015, respectively.
Effective January 1, 2015, the Company adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period.  The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016. The capital conservation buffer for 2016 is .625%. The Corporation has elected to opt-out of including capital in accumulated other comprehensive income in common equity tier 1 capital.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

At September 30, 2016 and December 31, 2015, the banks' capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.” Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since that notification that management believes have changed the institutions' category.
The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Capital Adequacy Purposes Plus Capital Conservation Buffer		Required to be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2016
Total Capital to Risk-Weighted Assets
Corporation	$1,491,389	11.1%	$1,074,506	8.0%	$1,155,093	8.6%	N/A	N/A
Chemical Bank	825,504	10.8	614,281	8.0	660,352	8.6	$767,851	10.0%
Talmer Bank and Trust	719,213	12.7	453,090	8.0	487,071	8.6	566,362	10.0
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,413,464	10.5	805,879	6.0	886,467	6.6	N/A	N/A
Chemical Bank	752,957	9.8	460,711	6.0	506,782	6.6	614,281	8.0
Talmer Bank and Trust	713,835	12.6	339,817	6.0	373,799	6.6	453,090	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	1,413,464	10.5	604,409	4.5	684,997	5.1	N/A	N/A
Chemical Bank	752,957	9.8	345,533	4.5	391,604	5.1	499,103	6.5
Talmer Bank and Trust	713,835	12.6	254,863	4.5	288,845	5.1	368,135	6.5
Leverage Ratio
Corporation	1,413,464	12.8	442,317	4.0	442,317	4.0	N/A	N/A
Chemical Bank	752,957	8.1	373,897	4.0	373,897	4.0	467,371	5.0
Talmer Bank and Trust	713,835	10.9	262,318	4.0	262,318	4.0	327,898	5.0
December 31, 2015
Total Capital to Risk-Weighted Assets
Corporation	$841,257	11.8%	$571,509	8.0%	N/A	N/A	N/A	N/A
Chemical Bank	830,294	11.7	570,073	8.0	N/A	N/A	$712,591	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	767,929	10.7	428,631	6.0	N/A	N/A	N/A	N/A
Chemical Bank	756,966	10.6	427,555	6.0	N/A	N/A	570,073	8.0
Common Equity Tier 1 Capital to Risk-Weighted Asset
Corporation	753,815	10.6	321,474	4.5	N/A	N/A	N/A	N/A
Chemical Bank	756,966	10.6	320,666	4.5	N/A	N/A	463,184	6.5
Leverage Ratio
Corporation	767,929	8.6	356,396	4.0	N/A	N/A	N/A	N/A
Chemical Bank	756,966	8.5	355,911	4.0	N/A	N/A	444,888	5.0

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities — available-for-sale, loans held-for-sale, certain loan servicing rights and derivatives are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets, at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bank, Student Loan Marketing Corporation and the Small Business Administration, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds, preferred stock and available-for-sale trust preferred securities. Valuations are obtained from a third-party pricing service for these investment securities. Additionally included in Level 2 valuations are loans held for sale and derivative assets and liabilities.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include securities issued by certain state and political subdivisions, held-to-maturity trust preferred investment securities, impaired loans, goodwill, core deposit intangible assets, non-compete intangible assets, LSRs and other real estate and repossessed assets.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

result in a different estimate of fair value at the reporting date. Furthermore, the fair value amounts may change significantly after the date of the statement of financial position from the amounts reported in the consolidated financial statements and related notes.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Investment securities: Investment securities classified as available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events.
Loans held-for-sale: The Corporation elected the fair value option for all residential mortgage loans held-for-sale originated on or after July 1, 2012. Accordingly, loans held-for-sale are recorded at fair value on a recurring basis. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
Loan servicing rights: LSRs acquired related to the merger with Talmer effective August 31, 2016 are accounted for under the fair value measurement method based on accounting election.  A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  Because of the nature of the valuation inputs, the Corporation classifies loan servicing rights as Level 3.  Refer to Note 5, “Intangible Assets”, for the assumptions included in the valuation of loan servicing rights.
Derivatives: The Corporation enters into interest rate lock commitments with prospective borrowers to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors, which are carried at fair value on a recurring basis. The fair value of these commitments is based on the fair value of related mortgage loans determined using observable market data.  Interest rate lock commitments are adjusted for expectations of exercise and funding.  This adjustment is not considered to be a material input.  The Corporation classifies interest rate lock commitments and forward contracts related to mortgage loans to be delivered for sale as recurring Level 2.

Derivative instruments held or issued for customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available.  Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.  These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default.  The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at both September 30, 2016 and December 31, 2015 and it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the Corporation classifies its customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

Disclosure of Recurring Basis Fair Value Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets were as follows:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Investment securities – available-for-sale:
U.S. Treasury securities	$5,801	$—	$—	$5,801
Government sponsored agencies	—	224,038	—	224,038
State and political subdivisions	—	305,537	—	305,537
Residential mortgage-backed securities	—	303,398	—	303,398
Collateralized mortgage obligations	—	343,739	—	343,739
Corporate bonds	—	96,085	—	96,085

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Preferred stock and trust preferred securities	—	24,783	—	24,783
Total investment securities – available-for-sale	5,801	1,297,580	—	1,303,381
Loans held-for-sale	—	276,061	—	276,061
Loan servicing rights	—	—	41,928	41,928
Derivative assets:
Customer-initiated derivatives	—	12,250	—	12,250
Forward contracts related to mortgage loans to be delivered for sale	—	89	—	89
Interest rate lock commitments	—	2,674	—	2,674
Power Equity CD	—	2,183	—	2,183
Total derivatives	—	17,196	—	17,196
Total assets at fair value	$5,801	$1,590,837	$41,928	$1,638,566
Derivative liabilities:
Customer-initiated derivatives	—	12,787	—	12,787
Forward contracts related to mortgage loans to be delivered for sale	—	944	—	944
Interest rate lock commitments	—	56	—	56
Power Equity CD	—	2,183	—	2,183
Total derivatives	—	15,970	—	15,970
Total liabilities at fair value	$—	$15,970	$—	$15,970
December 31, 2015
Investment securities – available-for-sale:
U.S. Treasury securities	$5,765	$—	$—	$5,765
Government sponsored agencies	—	194,989	—	194,989
State and political subdivisions	—	15,120	—	15,120
Residential mortgage-backed securities	—	187,768	—	187,768
Collateralized mortgage obligations	—	132,230	—	132,230
Corporate bonds	—	14,627	—	14,627
Preferred stock and trust preferred securities	—	3,232	—	3,232
Total investment securities – available-for-sale	5,765	547,966	—	553,731
Loans held-for-sale	—	10,327	—	10,327
Derivative assets:
Forward contracts related to mortgage loans to be delivered for sale	—	144	—	144
Interest rate lock commitments	—	42	—	42
Power Equity CD	—	1,832	—	1,832
Total derivatives	—	2,018	—	2,018
Total assets at fair value	$5,765	$560,311	$—	$566,076
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	—	57	—	57
Interest rate lock commitments	—	90	—	90
Power Equity CD	—	1,832	—	1,832
Total derivatives	—	1,979	—	1,979
Total liabilities at fair value	$—	$1,979	$—	$1,979
There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Three and nine months ended September 30, 2016
Loan servicing rights
Balance, beginning of period	$—
Additions due to acquisition	42,462
Gains (losses):
Recorded in earnings (realized):
Recorded in “Mortgage banking revenue”	(1,344)
New originations	810
Balance, end of period	$41,928
The Corporation has elected the fair value option for loans held-for-sale.  These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Corporation's policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. There were no loans held for sale that were on nonaccrual status or 90 days past due and on accrual status as of September 30, 2016 and December 31, 2015.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held-for-sale carried at fair value was as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Aggregate fair value	$276,061	$10,327
Contractual balance	274,406	10,366
Unrealized gain (loss)	1,655	(39)

The total amount of gains (losses) from loans held for sale included in the Consolidated Statements of Income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest income(1)	$811	$23	$849	$56
Change in fair value(2)	43	76	199	(15)
Total included in earnings	$854	$99	$1,048	$41

(1) Included in "Interest and fees on loans" in the Consolidated Statements of Income.
(2) Included in "Mortgage banking revenue" in the Consolidated Statements of Income.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
Loans: The Corporation does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. Impaired loans where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or independent appraised value, or management determines the fair value of the collateral is further impaired below the appraised value. When management determines the fair value of the collateral is further impaired below appraised value, discount factors ranging between 70% and 80% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.
Goodwill: Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At September 30, 2016 and December 31, 2015, no goodwill was impaired.
Other intangible assets: Other intangible assets consist of core deposit intangible assets and non-compete intangible assets. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2016 and December 31, 2015, there was no impairment identified for core deposit intangible assets or non-compete intangible assets.
Loan servicing rights: LSRs originated by the Corporation and those acquired in acquisitions of other institutions prior to the merger with Talmer are accounted for under the amortization method. The fair value of these LSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, LSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies the LSRs subject to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2016, the Corporation recognized a valuation allowance of $0.2 million related to impairment within certain pools attributable to the Corporation's servicing portfolios that were acquired in the Northwestern and Monarch transactions. As a result, the LSRs related to these servicing portfolios were considered to be recorded at fair value on a nonrecurring basis as of September 30, 2016. At December 31, 2015, there was no impairment identified for LSRs.
Other real estate owned and repossessed assets: The carrying amounts for other real estate and repossessed assets are reported in the Consolidated Statements of Financial Position under “Interest receivable and other assets.” Other real estate and repossessed assets include real estate and other types of assets repossessed by the Corporation. Other real estate and repossessed assets are recorded at the lower of cost or fair value upon the transfer of a loan to other real estate and repossessed assets and, subsequently, continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the property or management’s estimation of the value of the property. The Corporation records other real estate and repossessed assets as Level 3 valuations as management generally determines that the fair value of the property is impaired below the appraised value. When management determines the fair value of the property is further impaired below appraised value, discount factors ranging between 67% and 90% of the appraised value are used depending on the nature of the property and the age of the most recent appraisal.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets were as follows:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Impaired originated loans	$—	$—	$25,344	$25,344
Other real estate/repossessed assets	—	—	380	380
Loan servicing rights	—	—	5,688	5,688
Total	$—	$—	$31,412	$31,412
December 31, 2015
Impaired originated loans	$—	$—	$42,065	$42,065
Other real estate/repossessed assets	—	—	3,068	3,068
Total	$—	$—	$45,133	$45,133
There were no liabilities recorded at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015.
The following table presents additional information about the significant unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

(Dollars in thousands)	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Inputs	Range
Impaired originated loans	$25,344	Appraisal of collateral	Discount for type of collateral and age of appraisal	20%-30%
Other real estate/repossessed assets	380	Appraisal of property	Discount for type of property and age of appraisal	10%-33%
Loan servicing rights	5,688	Discounted cash flow	Constant prepayment rate	13%-22%
			Discount rate	10%-11%
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At September 30, 2016 and December 31, 2015, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Investment securities — held-to-maturity: Fair value measurements for investment securities — held to maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include the majority of the Corporation's investment securities issued by state and political subdivisions. Level 3 valuations include certain securities issued by state and political subdivisions and trust preferred investment securities.
Nonmarketable equity securities: Fair value measurements of nonmarketable equity securities, which consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, are based on their redeemable value, which is cost. The market for these securities is restricted to the issuer of the stock and subject to impairment evaluation. It is not practicable to determine the fair value of these securities within the fair value hierarchy due to the restrictions placed on their transferability.
Loans: The fair value of variable interest rate loans that reprice regularly with changes in market interest rates are based on carrying values. The fair values for fixed interest rate loans are estimated using discounted cash flow analyses, using the Corporation’s interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting fair value amounts are adjusted to estimate the impact of changes in the credit quality of borrowers after the loans were originated. The fair value measurements for loans are Level 3 valuations.
Deposits: The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are equal to the amounts payable on demand. The fair values for variable-interest rate time deposits with defined maturities approximate their carrying amounts. Fair value measurements for fixed-interest rate time deposits with defined maturities are based on the discounted value of contractual cash flows, using the Corporation’s interest rates currently being offered for deposits of similar maturities, and are therefore classified as Level 2 valuations. However, if the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
Short-term borrowings: Short-term borrowings consist of securities sold under agreements to repurchase with customers, short-term FHLB advances and federal funds purchased. Fair value measurements for short-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations.
Long-term borrowings: Long-term borrowings consist of long-term FHLB advances, securities sold under agreements to repurchase with an unaffiliated financial institution, a non-revolving line-of-credit and subordinated debt obligations. Fair value measurements for long-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are therefore classified as Level 2 valuations.
Financial guarantees: The Corporation’s unused commitments to extend credit, standby letters of credit and loan commitments have no carrying amount and have been estimated to have no realizable fair value. Historically, a majority of the unused commitments to extend credit have not been drawn upon and, generally, the Corporation does not receive fees in connection with these commitments other than standby letter of credit fees, which are not significant.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments not recorded at fair value in their entirety on a recurring basis on the Consolidated Statements of Financial Position was as follows:

	Level in Fair Value Measurement Hierarchy	September 30, 2016		December 31, 2015
(Dollars in thousands)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$556,567	$556,567	$238,789	$238,789
Investment securities:
Held-to-maturity	Level 2	563,221	574,844	509,471	512,405
Held-to-maturity	Level 3	500	300	500	300
Nonmarketable equity securities	NA	77,396	77,396	36,907	36,907
Net loans(1)	Level 3	12,642,014	12,650,332	7,197,819	7,201,994
Interest receivable	Level 2	43,131	43,131	21,953	21,953
Liabilities:
Deposits without defined maturities	Level 2	$9,924,502	$9,924,502	$5,809,355	$5,809,355
Time deposits	Level 2	3,348,360	3,348,942	1,647,412	1,647,412
Interest payable	Level 2	5,097	5,097	1,578	1,578
Short-term borrowings	Level 2	726,789	726,789	397,199	397,199
Long-term borrowings	Level 2	676,612	676,750	242,391	242,391

(1)	Included $25.3 million and $42.1 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 10: Earnings Per Common Share
The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings.

Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options granted under the Corporation’s share-based compensation plans, restricted stock units that may be converted to stock, restricted stock awards and stock to be issued under the deferred stock compensation plan for non-employee directors.

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$10,732	$24,467	$59,701	$61,326
Net income allocated to participating securities	36	—	78	—
Net income allocated to common shareholders (1)	$10,696	$24,467	$59,623	$61,326
Weighted average common shares - issued	49,107	38,123	41,881	35,384
Average unvested restricted share awards	(163)	—	(55)	—
Weighted average common shares outstanding - basic	48,944	38,123	41,826	35,384
Effect of dilutive securities
Weighted average common stock equivalents	687	270	493	246
Weighted average common shares outstanding - diluted	49,631	38,393	42,319	35,630
EPS available to common shareholders
Basic earnings per common share	$0.22	$0.64	$1.43	$1.73
Diluted earnings per common share	$0.21	$0.64	$1.40	$1.72

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

The average number of exercisable employee stock options outstanding that were “out-of-the-money,” whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled zero and 17,333 for the three months ended September 30, 2016 and 2015, respectively, and zero and 73,028 for the nine months ended September 30, 2016 and 2015, respectively.
Note 11: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended September 30, 2016 and 2015, share-based compensation expense related to share-based awards totaled $4.7 million and $1.2 million, respectively. During the nine months ended September 30, 2016 and 2015, share-based compensation expense related to share-based awards totaled $6.5 million and $2.7 million, respectively.
During the nine-month period ended September 30, 2016, the Corporation granted options to purchase 441,167 shares of common stock, 133,620 restricted stock units and 940 shares of common stock to certain officers of the Corporation. In addition, the Corporation assumed options to purchase 1,466,408 shares of common stock and 484,892 restricted stock awards in connection with the Talmer merger.
On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

of shares available for future grant under prior share-based compensation plans. At September 30, 2016, there were 669,081 shares of common stock available for future grants under the Stock Incentive Plan of 2015.
Stock Options
The Corporation issues stock options to certain officers from time to time. The exercise price on stock options equals the current market price of the Corporation's common stock on the date of grant and stock options expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period. Stock options granted prior to 2016 fully vested upon the merger with Talmer. Stock options assumed by the Corporation in the merger with Talmer were fully vested upon assumption.
A summary of activity for the Corporation’s stock options as of and for the nine months ended September 30, 2016 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2015	479,755	$28.75	$8.49	1,054,739	$25.38
Acquired	—	—	—	1,466,408	15.08
Granted	441,167	32.81	—	441,167	32.81
Exercised	—	—	—	(220,026)	24.08
Vested	(454,360)	28.74	8.49	—	—
Forfeited/expired	(47,286)	30.69	7.42	(47,286)	30.69
Outstanding at September 30, 2016	419,276	$32.81	$6.15	2,695,002	$21.01
Exercisable/vested at September 30, 2016				2,275,726	$18.84
The weighted-average remaining contractual terms were 6.2 years for all outstanding stock options and 5.7 years for exercisable stock options at September 30, 2016. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $62.3 million and $57.6 million, respectively, at September 30, 2016. The aggregate intrinsic values of outstanding and exercisable options at September 30, 2016 were calculated based on the closing market price of the Corporation’s common stock on September 30, 2016 of $44.13 per share less the exercise price. Options with intrinsic values less than zero, or “out-of-the-money” options, are not included in the aggregate intrinsic value reported.
At September 30, 2016, unrecognized compensation expense related to stock options totaled $2.3 million and is expected to be recognized over a remaining weighted average period of 4.4 years. Stock options granted prior to 2016 contain change-of-control provisions that triggered full vesting upon the merger with Talmer. As a result, unrecognized compensation expense related to these stock options was recognized by the Corporation during the three months ended September 30, 2016.
The fair value of the stock options granted during the nine months ended September 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.30%
Risk-free interest rate	1.39%
Expected stock price volatility	27.9%
Expected life of options – in years	6.5
Weighted average fair value of options granted	$6.15
Restricted Stock Units
The Corporation grants restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers from time to time. The restricted stock performance units vest based on the Corporation achieving certain performance target levels and the grantee completing the requisite service period. The restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target levels are not achieved, no shares will become vested or be issued for that respective year’s restricted stock performance units. The restricted stock service-based units vest upon satisfaction

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, as applicable, the restricted stock units are converted into shares of the Corporation’s common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for restricted stock units as of and for the nine months ended September 30, 2016 is presented below:

	Number of Units	Weighted-average grant date fair value per unit
Outstanding at December 31, 2015	207,989	$26.41
Granted	133,620	34.75
Converted into shares of common stock	(67,207)	24.54
Forfeited/expired	(5,656)	29.30
Outstanding at September 30, 2016	268,746	$30.97
At September 30, 2016, unrecognized compensation expense related to restricted stock units totaled $5.6 million and is expected to be recognized over a remaining weighted average period of 2.6 years. Certain restricted stock units granted prior to 2016 fully vested upon completion of the merger with Talmer in accordance with the terms of the restricted stock units. In addition, while certain holders of restricted stock units agreed, in consideration for the award of additional restricted stock units that the holder and the Corporation agreed was a material benefit to which the holder was not otherwise entitled, with the Corporation to amend the terms of their restricted stock units such that vesting did not occur upon completion of the merger and remained subject to existing performance-based or time-based vesting schedules. As a result, unrecognized compensation expense related to the elected restricted stock units was recognized by the Corporation during the three months ended September 30, 2016.
Restricted Stock Awards
The Corporation assumed restricted stock awards that vest upon completion of future service requirements in the merger with Talmer. The fair value of these awards is equal to the market price of the Corporation's common stock at the date the awards were assumed with the portion of the fair value related to post-combination service. The Corporation recognizes stock-based compensation expense over the vesting period, using the straight-lined method, based upon the number of shares of restricted stock ultimately expected to vest. If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock is forfeited, with certain exceptions.
The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Number of Awards	Weighted-average acquisition-date fair value
Nonvested at January 1, 2016	—	$—
Acquired	484,892	46.23
Vested	—	—
Forfeited	(508)	46.23
Nonvested at September 30, 2016	484,384	$46.23
At September 30, 2016, unrecognized compensation expense related to nonvested restricted stock awards totaled $14.8 million and is expected to be recognized over a remaining weighted average period of 1.5 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Defined Benefit Pension Plans
Service cost	$279	$273	$834	$818
Interest cost	1,357	1,331	4,072	3,995
Contractual termination cost	32	—	32	—
Expected return on plan assets	(2,141)	(2,161)	(6,422)	(6,483)
Amortization of prior service credit	—	(2)	—	(4)
Amortization of unrecognized net loss	585	1,057	1,729	3,169
Net periodic benefit cost	$112	$498	$245	$1,495
Postretirement Benefit Plan
Service cost	$2	$4	$7	$12
Interest cost	33	33	99	100
Amortization of prior service cost	29	32	88	97
Amortization of unrecognized net gain	(24)	—	(75)	(1)
Net periodic benefit cost	$40	$69	$119	$208
The Corporation’s pension plan does not have a contribution requirement in 2016. The Corporation did not make a contribution to the pension plan during 2015. The discount rate used to compute the Corporation's pension plan expense for 2016 is 4.55%. The discount rate used to compare the Corporation's nonqualified pension plan for 2016 was 4.51%. Effective September 1, 2016, the discount rate was adjusted to 2.87% based on the remeasurement of the Plan required due to the merger with Talmer. The remeasurement resulted in the Corporation recognizing an additional $786 thousand of pension liability.
401(k) Savings Plan
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4% of eligible pay contribution to certain employees who are not grandfathered under the pension plan was $1.7 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $4.4 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit pension plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all of the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made by the Corporation to the Pentegra DB Plan for the three and nine months ended September 30, 2016 and 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 13: Financial Guarantees
In the normal course of business, the Corporation offers a variety of financial instruments containing credit risk that are not required to be reflected in the Consolidated Statements of Financial Position. These financial instruments include outstanding commitments to extend credit, approved but undisbursed loans (undisbursed loan commitments), credit lines, commercial letters of credit and standby letters of credit. The Corporation has risk management policies to identify, monitor and limit exposure to credit risk. To mitigate credit risk for these financial guarantees, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer’s creditworthiness.
At September 30, 2016 and December 31, 2015, the Corporation had $117.3 million and $38.8 million, respectively, of outstanding financial and performance standby letters of credit. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at September 30, 2016 and December 31, 2015.
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may not require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, accounts receivable, inventory, plant or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally uncollateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extend to which the Corporation is committed. At September 30, 2016 and December 31, 2015, the Corporation had $3.25 billion and $1.59 billion, respectively, of commitments to extend credit. The Corporation had undisbursed loan commitments of $480.0 million and $293.6 million at September 30, 2016 and December 31, 2015, respectively. Undisbursed loan commitments are not included in loans on the Consolidated Statements of Financial Position. The majority of undisbursed loan commitments will be funded and convert to a portfolio loan within a one year period.
The allowance for credit losses on lending-related commitments included $950 thousand and $0 at September 30, 2016 and December 31, 2015, respectively, for probable credit losses inherent in the Corporation's unused commitments and was recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by Talmer, for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $22.6 million and $1.5 million at September 30, 2016 and December 31, 2015, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $21.6 million and $1.5 million at September 30, 2016 and December 31, 2015, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. As of September 30, 2016 and December 31, 2015, respectively, the Corporation had recorded a liability of $200 thousand and $100 thousand, respectively, in connection with the recourse agreements, recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
In connection with the Corporation's mortgage banking loan sales, and the historical sales of Talmer, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At September 30, 2016 and December 31, 2015, respectively, the liability recorded in connection with these representations and warranties totaled $6.9 million and $4.0 million, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 14: Derivative Instruments and Balance Sheet Offsetting

In the normal course of business, the Corporation enters into various transactions involving derivative instruments to manage exposure to fluctuations in interest rates and to meet the financing needs of customers (customer-initiated derivatives).  These financial instruments involve, to varying degrees, elements of market and credit risk.  Market and credit risk are included in the determination of fair value.

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Corporation’s practice to enter into forward commitments for the future delivery of mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.

The Corporation enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies, customer-initiated derivatives, and, therefore, are not used for interest rate risk management purposes. The Corporation generally takes offsetting positions with dealer counterparts to mitigate the inherent risk.  Income primarily results from the spread between the customer derivative and the offsetting dealer positions.

The Corporation additionally has written and purchased option derivatives consisting of instruments to facilitate an equity-linked time deposit product (the “Power Equity CD”). The Power Equity CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the Consolidated Statements of Financial Position.

The following table presents the notional amount and fair value of the Corporation’s derivative instruments held or issued in connection with customer-initiated and mortgage banking activities.

	September 30, 2016			December 31, 2015
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$559,458	$12,250	$12,787	$—	$—	$—
Forward contracts related to mortgage loans to be delivered for sale	197,874	89	944	33,787	144	57
Interest rate lock commitments	157,743	2,674	56	23,421	42	90
Power Equity CD	36,372	2,183	2,183	33,703	1,832	1,832
Total gross derivatives	$951,447	$17,196	$15,970	$90,911	$2,018	$1,979

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Position.

(2)
Derivative assets are included within “Other assets”  and derivative liabilities are included within “Other liabilities” on the Consolidated Statements of Financial Position.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $745 thousand at September 30, 2016 and $0 at December 31, 2015.

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Mortgage banking revenue” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Location of Gain (Loss)	2016	2015	2016	2015
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking revenue	$(156)	$(384)	$(798)	$(24)
Interest rate lock commitments	Mortgage banking revenue	(179)	308	307	39
Power Equity CD	Other noninterest income	—	—	—	—
Customer-initiated derivatives	Other noninterest income	(60)	—	(60)	—
Total gain (loss) recognized in income		$(395)	$(76)	$(551)	$15

     Methods and assumptions used by the Corporation in estimating the fair value of its forward contracts, interest rate lock commitments and customer-initiated derivatives are discussed in Note 9: Fair Value Measurements.

Balance Sheet Offsetting

Certain financial instruments, including customer-initiated derivatives, may be eligible for offset in the Consolidated Statements of Financial Position and/or subject to master netting arrangements or similar agreements.  The Corporation is party to master netting arrangements with its financial institution counterparties; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes based on an accounting policy election.  The tables below present information about the Corporation’s financial instruments that are eligible for offset. There were no financial instruments eligible for offset as of December 31, 2015.

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial position	Financial instruments	Collateral (received)/posted	Net Amount
September 30, 2016
Offsetting derivative assets
Derivative assets	$12,247	$—	$12,247	$—	$—	$12,247
Offsetting derivative liabilities
Derivative liabilities	12,785	—	12,785	—	12,530	255

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Note 15: Other Real Estate Owned and Repossessed Assets

Changes in other real estate owned and repossessed assets were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2016	$9,716	$219
Additions due to acquisitions	13,227	313
Other additions (1)	3,945	2,084
Net payments received	(171)	(764)
Disposals	(6,232)	(1,231)
Write-downs	(376)	—
Balance at September 30, 2016	$20,109	$621

Balance at January 1, 2015	$13,953	$252
Additions due to acquisitions	440	—
Other additions (1)	5,651	1,761
Net payments made/(received)	8	(13)
Disposals	(8,179)	(1,739)
Write-downs	(927)	—
Balance at September 30, 2015	$10,946	$261

(1)	Includes loans transferred to other real estate owned and other repossessed assets.

At September 30, 2016 the Corporation had $893 thousand of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In addition, there were $8.1 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of September 30, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of “Other expense” in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended September 30, 2016
Net gain (loss) on sale	$788	$(5)
Write-downs	(145)	—
Net operating expenses	(176)	(8)
Total	$467	$(13)
For the nine months ended September 30, 2016
Net gain (loss) on sale	$2,830	$696
Write-downs	(376)	—
Net operating expenses	(588)	(11)
Total	$1,866	$685
For the three months ended September 30, 2015
Net gain (loss) on sale	$1,214	$—
Write-downs	(363)	—
Net operating expenses	(360)	(2)
Total	$491	$(2)
For the nine months ended September 30, 2015
Net gain (loss) on sale	$3,376	$(21)
Write-downs	(927)	—
Net operating expenses	(1,238)	(10)
Total	$1,211	$(31)

Note 16: Income Taxes

The Corporation records its federal income tax expense using its estimate of the effective income tax rate expected for the full year and applies that rate on a year-to-date basis. The fluctuations in the Corporation's effective federal income tax rate reflect changes each period in the proportion of interest income exempt from federal taxation, nondeductible transaction costs and other nondeductible expenses relative to pretax income and tax credits.
The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Tax at statutory rate	$5,016	$11,923	$29,400	$30,844
Changes resulting from:
Tax-exempt interest income	(1,321)	(1,033)	(3,599)	(2,809)
State taxes, net of federal benefit	(803)	—	(803)	—
Change in valuation allowance	(29)	—	(29)	—
Bank-owned life insurance adjustments	(169)	—	(524)	—
Director plan change in control	(525)	—	(525)	—
Income tax credits, net	(413)	(992)	(2,428)	(1,851)
Nondeductible transaction expenses	2,100	—	2,100	525
Other, net	(256)	(298)	708	91
Provision for federal income taxes	$3,600	$9,600	$24,300	$26,800
Effective federal income tax rate	25.1%	28.2%	28.9%	30.4%

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016

The significant components of the deferred tax assets and liabilities at September 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$44,233	$24,863
Acquisition-related fair value adjustments	65,596	29,280
Accrued stock-based compensation	18,353	3,240
Loss and tax credit carry forwards	55,921	6,850
Acquisition built in loss carry forwards	31,316	—
Depreciation	3,900	4,333
Nonaccrual interest	8,064	4,994
Accrued expense	18,400	13,296
Other	17,861	5,951
Total deferred tax assets	263,644	92,807
Deferred tax liabilities:
Loan servicing rights	18,021	3,893
Core deposit intangible assets	9,938	7,379
Goodwill	6,350	5,808
Other	7,829	4,742
Total deferred tax liabilities	42,138	21,822
Net deferred tax asset before valuation allowance	221,506	70,985
Valuation allowance	(2,502)	(795)
Net deferred tax asset	$219,004	$70,190
On August 31, 2016, the Corporation merged with Talmer and recorded $155.9 million in net deferred tax assets. Upon merging, Talmer incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC), limiting the Corporation’s ability to benefit from the use of Talmer’s pre-ownership change loss and tax credit carry forwards. At August 31, 2016, Talmer had $91.8 million in gross federal net operating loss carry forwards, $88.7 million in gross realized built-in loss carry forwards, $1.0 million in tax credit carry forwards that expire from 2026 through 2035, and $16.7 million in federal alternative minimum tax credits with an indefinite life.

Talmer’s acquisitions prior to its merger with the Corporation on August 31, 2016 resulted in ownership changes within the meaning of IRC Section 382. As such, the Corporation’s ability to benefit from the use of Talmer’s previously acquired entities’ pre-ownership change net operating loss and tax credit carry forwards, as well as the deductibility of certain built-in losses if realized during a five-year recognition period (one year with respect to bad debt deductions), is limited, putting at risk the utilization of associated deferred tax assets before they expire. At August 31, 2016, a valuation allowance of $1.8 million was established against the deferred tax assets associated with Talmer’s previously acquired entities’ pre-change net operating losses and tax credit carry forwards, realized built-in loss carry forwards and management's estimate of the amount and timing of built-in losses more likely than not to be realized over the remaining Section 382 recognition periods.

The valuation allowance against the Corporation’s deferred tax assets at September 30, 2016 totaled $2.5 million and included $1.7 million due to IRC Section 382 limitations on the utilization of pre-ownership change loss and tax credits carry forwards associated with Talmer’s previously acquired entities and $0.8 million due to management’s estimate of capital loss carry forwards more likely than not to expire unutilized. Actual outcomes could vary from the Corporation's current estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.

Management concluded that no valuation allowance was necessary on the remainder of the Corporation's net deferred tax assets at September 30, 2016 and December 31, 2015. This determination was based on the Corporation's history of pre-tax and financial taxable income over the prior three years, as well as management's expectations for sustainable profitability in the future. Management monitors deferred tax assets quarterly for changes affecting realizability and the valuation allowance could be adjusted in future periods.

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
Mergers, Acquisitions and Branch Closings
Merger with Talmer Bancorp, Inc.
On August 31, 2016, the Corporation acquired all the outstanding stock of Talmer Bancorp, Inc. ("Talmer") for total consideration of $1.61 billion, which included stock consideration of $1.50 billion and cash consideration of $107.6 million. As a result of the merger, the Corporation issued 32.1 million shares of its common stock, based on an exchange ratio of 0.4725 shares of its common stock, and paid $1.61 in cash, for each share of Talmer common stock outstanding. Talmer Bank and Trust, Talmer's wholly-owned subsidiary bank, will be operated as a separate subsidiary of the Corporation until the planned consolidation with and into Chemical Bank in the fourth quarter of 2016 in conjunction with conversion of the core data systems. Talmer Bank and Trust is a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 80 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, and northern Indiana. The acquisition of Talmer resulted in increases in the Corporation's total assets of $7.71 billion, including total loans of $4.88 billion and total deposits of $5.29 billion. In connection with the merger with Talmer, the Corporation recorded $850.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Talmer. Additionally, the Corporation recorded $12.4 million of core deposit intangible assets in conjunction with the merger.
Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all of the outstanding stock of Lake Michigan Financial Corporation ("Lake Michigan") for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company, owned The Bank of Holland and The Bank of Northern Michigan, which combined operated five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan were consolidated with and into Chemical Bank during the fourth quarter of 2015. The acquisition of Lake Michigan resulted in increases in the Corporation's total assets of $1.24 billion, including total loans of $985.5 million, and total deposits of $924.7 million. In connection with the acquisition of Lake Michigan, the Corporation recorded $100.9 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. ("Monarch") in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued 860,575 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank was consolidated with and into Chemical Bank during the second quarter of 2015. The acquisition of Monarch resulted in increases in the Corporation's total assets of $182.8 million, including total loans of $121.8 million, and total deposits of $144.3 million. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. ("Northwestern") for total cash consideration of $121.0 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. As of the October 31, 2014 acquisition date, Northwestern added total assets of $815.0 million, including total loans of $475.0 million, and total deposits of $794.0 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date and the Corporation consolidated four branches in communities where Chemical Bank and Northwestern had overlapping branches. In connection with the acquisition of Northwestern, the Corporation recorded $60.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
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
In conjunction with the planned consolidation of Talmer Bank and Trust with and into Chemical Bank during the fourth quarter of 2016, the Corporation is closing seven branches in communities where Talmer Bank and Trust and Chemical Bank have overlapping branches.
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
Branch Sales
On October 28, 2016, Talmer Bank and Trust completed its previously announced sale of its single branch office in Chicago, Illinois to Old Second National Bank, a wholly owned subsidiary of Old Second Bancorp, Inc. Old Second Bank assumed approximately $49 million of deposits and purchased approximately $233.6 million of loans and paid a $6.5 million premium in the transaction.
On November 4, 2016, Talmer Bank and Trust completed the sale of its single branch office in Las Vegas, Nevada to First Savings Bank. First Savings Bank assumed approximately $88.1 million of deposits and purchased approximately $0.1 million of loans and paid a $1.0 million premium in the transaction.

Summary
The Corporation's net income was $10.7 million, or $0.21 per diluted share, in the third quarter of 2016, compared to net income of $25.7 million, or $0.67 per diluted share, in the second quarter of 2016 and net income of $24.5 million, or $0.64 per diluted share, in the third quarter of 2015. Net income in the third quarter of 2016 was lower than both the second quarter of 2016 and the third quarter of 2015 due primarily to significant merger and acquisition-related expenses ("transaction expenses") incurred during the third quarter of 2016 resulting from the completion of the Corporation's merger with Talmer. The Corporation's net income was $59.7 million, or $1.40 per diluted share, for the nine months ended September 30, 2016, compared to net income of $61.3 million, or $1.72, for the nine months ended September 30, 2015.
Transaction expenses totaled $37.5 million in the third quarter of 2016, $3.1 million in the second quarter of 2016 and $0.9 million in the third quarter of 2015. Excluding transaction expenses, net income was $35.9 million, or $0.72 per diluted share, in the third quarter of 2016, compared to $27.7 million, or $0.72 per diluted share, in the second quarter of 2016 and $25.1 million, or $0.65 per diluted share, in the third quarter of 2015.(1) Excluding transaction expenses, the Corporation's net income was $88.5 million, or $2.09 per diluted share, for the nine months ended September 30, 2016, compared to $65.5 million, or $1.84 per diluted share, for the nine months ended September 30, 2015. (1) The increase in net income, excluding transaction costs, in the third quarter of 2016, compared to both the second quarter of 2016 and the third quarter of 2015, was primarily attributable to incremental earnings resulting from the merger with Talmer, while the increase in net income, excluding transaction costs, for the first nine months of 2016, compared to the same period for 2015, was largely attributable to incremental earnings resulting from the merger with Talmer and the Corporation's acquisitions completed during 2015, in addition to an increase in net interest income resulting from organic loan growth.
Return on average assets, on an annualized basis, was 0.35% in the third quarter of 2016, compared to 1.11% in the second quarter of 2016 and 1.05% in the third quarter of 2015. Return on average equity, on an annualized basis, was 2.7% in the third quarter of 2016, compared to 10.0% in the second quarter of 2016 and 9.8% in the third quarter of 2015. Excluding transaction expenses, the Corporation's return on average assets was 1.16% during the third quarter of 2016, compared to 1.19% in the second quarter of 2016 and 1.08% in the third quarter of 2015 and the Corporation's return on average shareholders' equity was 9.1% in the third quarter of 2016, compared to 10.8% in the second quarter of 2016 and 10.1% in the third quarter of 2015. (1)
(1) Net income, excluding transaction expenses, diluted earnings per share, excluding transaction expenses, return on average assets, excluding transaction expenses, and return on average shareholders' equity, excluding transaction expenses, are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.

Non-GAAP Financial Measures
This report contains references to financial measures which are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible book value per share, tangible equity to tangible assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding transaction expenses, including net income, diluted earnings per share, return on average assets, return on average shareholders' equity, operating expenses and the efficiency ratio. Management believes these non-GAAP financial measures provide useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to the Corporation's GAAP results.
A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found under the subheading"Net Interest Income" and "Operating Expenses" of this report.

	Three months ended			Nine months ended
(Dollars in thousands, except per share data)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Reconciliation of Non-GAAP Operating Results
Net Income
Net income, as reported	$10,732	$25,707	$24,467	$59,701	$61,326
Transaction expenses, net of tax:
Transaction expenses	37,470	3,054	900	43,118	5,719
Income tax benefit (1)	(12,352)	(1,069)	(315)	(14,329)	(1,590)
Transaction expenses, net of tax	25,118	1,985	585	28,789	4,129
Net income, excluding transaction expenses	$35,850	$27,692	$25,052	$88,490	$65,455
Diluted Earnings Per Share
Diluted earnings per share, as reported	$0.21	$0.67	$0.64	$1.40	$1.72
Effect of transaction expenses, net of tax	0.51	0.05	0.01	0.69	0.12
Diluted earnings per share, excluding transaction expenses	$0.72	$0.72	$0.65	$2.09	$1.84
Return on Average Assets
Return on average assets, as reported	0.35%	1.11%	1.05%	0.78%	0.99%
Effect of transaction expenses, net of tax	0.81	0.08	0.03	0.37	0.06
Return on average assets, excluding transaction expenses	1.16%	1.19%	1.08%	1.15%	1.05%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	2.7%	10.0%	9.8%	6.6%	9.2%
Effect of transaction expenses, net of tax	6.4	0.8	0.3	3.2	0.5
Return on average shareholders' equity, excluding transaction expenses	9.1%	10.8%	10.1%	9.8%	9.7%
Efficiency Ratio
Net interest income	$96,809	$77,495	$73,617	$248,634	$198,532
Noninterest income	27,770	20,897	20,215	68,086	60,164
Total revenue - GAAP	124,579	98,392	93,832	316,720	258,696
Net interest income FTE adj	2,426	2,138	2,031	6,697	5,410
Gains from sale of investment securities gains and closed branch locations	(301)	(123)	(111)	(593)	(737)
Total revenue - Non-GAAP	$126,704	$100,407	$95,752	$322,824	$263,369
Operating expenses - GAAP	$106,144	$59,085	$58,265	$224,116	$166,070
Transaction expenses	(37,470)	(3,054)	(900)	(43,118)	(5,719)
Amortization of intangibles	(1,292)	(1,195)	(1,270)	(3,681)	(3,048)
Operating expenses - Non-GAAP	$67,382	$54,836	$56,095	$177,317	$157,303
Efficiency ratio - GAAP	85.2%	60.1%	62.1%	70.8%	64.2%
Efficiency ratio - adjusted Non-GAAP	53.2%	54.6%	58.6%	54.9%	59.7%
(1) Assumes transaction expenses are deductible at an income tax rate of 35%, except for the impact of estimated nondeductible expenses incurred in periods when the Corporation completes merger and acquisition transactions.

(Dollars in thousands, except per share data)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Tangible Book Value
Shareholders' equity, as reported	$2,563,666	$1,050,299	$1,032,291	$1,015,974	$998,363
Goodwill, CDI and noncompete agreements, net of tax	(1,154,121)	(297,044)	(297,821)	(299,123)	(299,681)
Tangible shareholders' equity	$1,409,545	$753,255	$734,470	$716,851	$698,682
Common shares outstanding	70,497	38,267	38,248	38,168	38,131
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$36.37	$27.45	$26.99	$26.62	$26.18
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$19.99	$19.68	$19.20	$18.78	$18.32
Tangible Shareholders' Equity to Tangible Assets
Total assets	$17,383,637	$9,514,172	$9,303,632	$9,188,797	$9,264,554
Goodwill, CDI and noncompete agreements, net of tax	(1,154,121)	(297,044)	(297,821)	(299,123)	(299,681)
Tangible assets	$16,229,516	$9,217,128	$9,005,811	$8,889,674	$8,964,873
Tangible shareholders' equity to tangible assets	8.7%	8.2%	8.2%	8.1%	7.8%
Financial Condition
Total Assets
Total assets were $17.38 billion at September 30, 2016, an increase of $7.87 billion, or 83%, from total assets of $9.51 billion at June 30, 2016, an increase of $8.19 billion or 89% from total assets of $9.19 billion at December 31, 2015 and an increase of $8.12 billion, or 88%, from total assets of $9.26 billion at September 30, 2015.
Interest-earning assets were $15.21 billion at September 30, 2016, an increase of $6.43 billion, or 73%, from interest-earning assets of $8.77 billion at June 30, 2016, an increase of $6.78 billion, or 80%, from interest-earning assets of $8.43 billion at December 31, 2015 and an increase of $6.67 billion, or 78%, from interest-earning assets of $8.54 billion at September 30, 2015.
The increases in total assets and interest-earning assets during the three- and twelve-month periods ended September 30, 2016 were primarily due to the merger of Talmer, which added $7.71 billion in total assets at the merger date. The increase in total assets during the twelve-month period ending September 30, 2016 was also attributable to loan growth that was funded by a combination of organic growth in customer deposits, an increase in FHLB advances and proceeds from maturing investment securities.
Investment Securities
The carrying value of investment securities totaled $1.87 billion at September 30, 2016, an increase of $856 million, or 84%, from investment securities of $1.01 billion at June 30, 2016, an increase of $803 million, or 76%, from investment securities of $1.06 billion at December 31, 2015 and an increase of $730 million, or 64%, from investment securities of $1.14 billion at September 30, 2015. As part of the merger with Talmer, the Corporation added $810.6 million of investment securities. The Corporation utilized maturing available-for-sale investment securities over the past twelve months to increase its holdings in state and political subdivisions and to partially fund loan growth. The Corporation has increased its holdings in state and political subdivisions as it has been able to identify municipal investments within its operating markets that both met its investment objectives and provided an attractive yield when compared to other investment options.

A summary of the composition of the carrying value of the Corporation's investment securities portfolio follows:

(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Available-for-sale:
U.S. Treasury securities	$5,801	$5,810	$5,765	$6,804
Government sponsored agencies	224,038	157,022	194,989	208,880
State and political subdivisions	305,537	13,220	15,120	26,038
Residential mortgage-backed securities	303,398	168,616	187,768	201,665
Collateralized mortgage obligations	343,739	100,849	132,230	149,377
Corporate bonds	96,085	9,712	14,627	39,723
Preferred stock and trust preferred securities	24,783	3,323	3,232	3,154
Total available-for-sale investment securities	1,303,381	458,552	553,731	635,641
Held-to-maturity:
State and political subdivisions	563,221	552,328	509,471	500,583
Trust preferred securities	500	500	500	500
Total held-to-maturity investment securities	563,721	552,828	509,971	501,083
Total investment securities	$1,867,102	$1,011,380	$1,063,702	$1,136,724
At September 30, 2016, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt obligations issued by the U.S. Department of Treasury, totaling $5.8 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and the Student Loan Marketing Corporation, totaling $224.0 million; state and political subdivisions debt obligations, comprised of general debt obligations and revenue bonds of certain hospitals and public schools and universities , totaling $868.8 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Small Business Administration), totaling $303.4 million; collateralized mortgage obligations (CMOs), comprised of approximately 84% fixed-rate and 16% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, totaling $343.7 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $96.1 million; and preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from publicly-traded bank holding companies included in the available-for-sale investment securities portfolio and a variable-rate TRUP from a small non-public bank holding company included in held-to-maturity investment securities portfolio, totaling $25.3 million. Fixed-rate instruments comprised approximately 90% of the Corporation's investment securities portfolio at September 30, 2016. The Corporation's investment securities portfolio as of September 30, 2016 had a weighted average life of approximately 3.7 years and an effective duration of approximately 2.3 years.
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
The Corporation's investment securities portfolio, with a carrying value of $1.87 billion at September 30, 2016, had gross unrealized losses of $3.9 million at that date. The Corporation's investment securities portfolio had gross unrealized losses of $1.3 million at June 30, 2016, $9.1 million at December 31, 2015 and $8.7 million at September 30, 2015. Management believed that the unrealized losses on investment securities at September 30, 2016 were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity and not as a result of credit-related issues. Accordingly, the Corporation believed the unrealized losses in its investment securities portfolio at September 30, 2016 were temporary in nature and, therefore, no impairment loss was recognized in the Corporation's consolidated statement of income for the three or nine months ended September 30, 2016. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the unrealized loss impairment was temporary in nature follows.

At September 30, 2016, the gross unrealized losses in the Corporation's investment securities portfolio of $3.9 million were comprised as follows: GSA securities, residential MBSs and CMOs, combined, of $0.8 million; state and political subdivisions securities of $2.5 million; corporate bonds of $0.2 million; and preferred stock and TRUPs of $0.3 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the consolidated financial statements.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $868.6 million and gross unrealized losses of $0.8 million at September 30, 2016. Virtually all of the temporarily impaired investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $869.4 million and gross unrealized losses of $2.5 million at September 30, 2016. The Corporation's state and political subdivisions securities are primarily general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. It was the Corporation's assessment that the impairment on these investment securities was attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities.
At September 30, 2016, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.2 million. This TRUP represents a 10% interest in the TRUP of a non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. The Corporation determined that the unrealized loss on this TRUP was attributable to lack of liquidity for issuances of this size.
At September 30, 2016, the Corporation expected to fully recover the entire amortized cost basis of each impaired investment security in its investment securities portfolio at that date. Furthermore, at September 30, 2016, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation would not have to sell any of its impaired investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on the TRUPs or on any other investment security in the future.

Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate and real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At September 30, 2016, the Corporation's loan portfolio was $12.72 billion and consisted of loans in the commercial loan portfolio totaling $7.43 billion, or 58% of total loans, and loans in the consumer loan portfolio totaling $5.28 billion, or 42% of total loans. Loans at fixed interest rates comprised 64% of the Corporation's total loan portfolio at September 30, 2016, compared to 74% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively. The reduction in the level of fixed interest rate loans at September 30, 2016 was due to the merger with Talmer.
Chemical Bank and Talmer Bank and Trust are full-service commercial banks and the acceptance and management of credit risk is an integral part of the Corporation's business. The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation’s lending markets generally consist of communities throughout Michigan and additional communities located within northeastern Ohio and northern Indiana. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.
A summary of the composition of the Corporation's loan portfolio, by major loan category, follows:

(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Commercial loan portfolio:
Commercial	$3,159,936	$1,953,301	$1,905,879	$1,829,870
Commercial real estate:
Owner-occupied	1,777,203	1,149,439	1,073,463	1,023,463
Non-owner occupied	1,911,546	954,927	982,280	1,146,357
Vacant land	84,268	53,367	56,419	57,544
Total commercial real estate	3,773,017	2,157,733	2,112,162	2,227,364
Real estate construction and land development	500,494	285,848	232,076	145,581
Subtotal - commercial loan portfolio	7,433,447	4,396,882	4,250,117	4,202,815
Consumer loan portfolio:
Residential mortgage	3,046,959	1,494,192	1,429,636	1,394,427
Consumer installment	1,335,707	1,048,622	877,457	899,751
Home equity	899,676	707,573	713,937	719,202
Subtotal - consumer loan portfolio	5,282,342	3,250,387	3,021,030	3,013,380
Total loans	$12,715,789	$7,647,269	$7,271,147	$7,216,195
Total loans were $12.72 billion at September 30, 2016, an increase of $5.07 billion, or 66%, from total loans of $7.65 billion at June 30, 2016, an increase of $5.44 billion, or 75%, from total loans of $7.27 billion at December 31, 2015 and an increase of $5.50 billion, or 76%, from total loans of $7.22 billion at September 30, 2015. As of the merger date, the Corporation added $4.88 billion of loans as part of the merger with Talmer. The Corporation also experienced organic loan growth of $186 million during the third quarter of 2016 and $617 million during the twelve months ended September 30, 2016.

A summary of the Corporation's loan growth follows (dollars in millions):

	Loan Growth
Loan Growth	Third Quarter of 2016		Second Quarter of 2016	First Quarter of 2016	Nine Months Ended September 30, 2016	Twelve Months Ended September 30, 2016		Talmer Aug 31, 2016 Merger
Commercial loan portfolio:
Commercial	$27	1.4%	$31	$16	$74	$150	8.2%	$1,180
Commercial real estate	(18)	(0.8)	15	31	28	(88)	(3.9)	1,633
Real estate construction and land development	48	16.9	43	11	102	189	129.5	166
Subtotal	57	1.3	89	58	204	251	6.0	2,979
Consumer loan portfolio:
Residential mortgage	$21	1.4	$33	$31	$85	$121	8.7	1,532
Consumer installment	127	12.1	151	20	298	276	30.7	159
Home equity	(19)	(2.7)	7	(13)	(25)	(31)	(4.3)	213
Subtotal	129	4.0	191	38	358	366	12.1	1,904
Total loans	$186	2.4%	$280	$96	$562	$617	8.5%	$4,883

A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans and real estate construction and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $7.43 billion at September 30, 2016 included 80 loan relationships that had outstanding balances of $10 million or higher, totaling $1.36 billion, or 18.3% of the commercial loan portfolio, at that date. The Corporation had 20 loan relationships that had outstanding balances of $20 million or higher, totaling $515.7 million, or 6.9% of the commercial loan portfolio, at September 30, 2016.
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
Commercial loans were $3.16 billion at September 30, 2016, compared to $1.95 billion at June 30, 2016, $1.91 billion at December 31, 2015 and $1.83 billion at September 30, 2015. Commercial loans represented 24.9% of the Corporation's loan portfolio at September 30, 2016, compared to 25.5%, 26.2% and 25.4% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $3.77 billion at September 30, 2016, compared to $2.16 billion at June 30, 2016, $2.11 billion at December 31, 2015 and $2.23 billion at September 30, 2015. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 47.1%, 50.7% and 2.2%, respectively, of the Corporation's commercial real estate loans outstanding at September 30, 2016. Commercial real estate loans represented 29.7% of the Corporation's loan portfolio at September 30, 2016, compared to 28.2%, 29.0% and 30.9% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively.
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

Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $500.5 million at September 30, 2016, compared to $285.8 million at June 30, 2016, $232.1 million at December 31, 2015 and $145.6 million at September 30, 2015. Real estate construction and land development loans represented 3.9% of the Corporation's loan portfolio at September 30, 2016, compared to 3.7%, 3.2% and 2.0% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively.
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
Residential mortgage loans were $3.05 billion at September 30, 2016, compared to $1.49 billion at June 30, 2016, $1.43 billion at December 31, 2015 and $1.39 billion at September 30, 2015. Residential mortgage loans had historically involved the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased during the most recent economic downturn when the unemployment rate increased and real estate property values declined in the State of Michigan. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $209.6 million at September 30, 2016, compared to $69.1 million at June 30, 2016, $62.2 million at December 31, 2015 and $67.8 million at September 30, 2015. Residential mortgage loans represented 24.0% of the Corporation's loan portfolio at September 30, 2016, compared to 19.5%, 19.7% and 19.3% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $943.0 million at September 30, 2016, compared to $396 million, $379 million and $354 million at June 30, 2016, December 31, 2015 and September 30, 2015, respectively.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $1.34 billion at September 30, 2016, compared to $1.05 billion at June 30, 2016, $877.5 million at December 31, 2015 and $899.8 million at September 30, 2015. Consumer installment loans represented 10.5% of the Corporation's loan portfolio at September 30, 2016, compared to 13.7%, 12.1% and 12.5% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $899.7 million at September 30, 2016, compared to $707.6 million at June 30, 2016, $713.9 million at December 31, 2015 and $719.2 million at September 30, 2015. At September 30, 2016, approximately 59% of the Corporation's home equity loans were first lien mortgages and 41% were junior lien mortgages. Home equity loans represented 7.1% of the Corporation's loan portfolio at September 30, 2016, compared to 9.3%, 9.8% and 10.0% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively. Home equity lines of credit comprised $447.2 million, or 49.7%, of the Corporation's home equity loans at September 30, 2016, compared to $273 million, or 39%, of home equity loans at June 30, 2016, $278 million, or 39% of home equity loans at December 31, 2015 and $287 million, or 40%, of home equity loans at September 30, 2015. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced net loan losses totaling 21 basis points (annualized) of average consumer installment and home equity loans during the first nine months of 2016, compared to 19 basis points of average consumer installment and home equity loans in all of 2015. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rate in the State of Michigan was 4.6% at September 30, 2016, compared to 4.6%, 5.1% and 5.0% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively, and slightly lower than the national average of 5.0% at September 30, 2016.
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
Nonperforming assets were $82.4 million at September 30, 2016, an increase of $12.0 million, or 17.0%, from $70.4 million at June 30, 2016 and a decrease of $11.4 million, or 12.2%, from $93.8 million at December 31, 2015. The increase in nonperforming assets during the third quarter of 2016 was primarily attributable to $13.5 million of other real estate and repossessed assets acquired in the merger with Talmer. Nonperforming assets represented 0.5%, 0.7% and 1.0% of total assets at September 30, 2016, June 30, 2016 and December 31, 2015, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within Michigan, Ohio or Indiana. Management evaluates and, when appropriate, obtains new appraisals or discounts appraised values of existing appraisals to compute net realizable values of nonperforming real estate secured loans and other real estate properties.
Nonperforming assets at September 30, 2016, June 30, 2016 and December 31, 2015 did not include impaired acquired loans totaling $52.7 million, $12.5 million and $12.8 million, respectively, even though these loans were not performing in accordance with their original contractual terms. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming loans because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. Acquired loans not performing in accordance with the loan's original contractual terms are included in the Corporation's impaired loan schedule in Note 4 to the consolidated financial statements.

The following schedule provides a summary of nonperforming assets:

(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial	$13,742	$14,577	$28,554
Commercial real estate	19,914	21,325	25,163
Real estate construction and land development	80	496	521
Residential mortgage	5,119	5,343	5,557
Consumer installment	378	285	451
Home equity	2,064	1,971	1,979
Total nonaccrual loans	41,297	43,997	62,225
Accruing loans contractually past due 90 days or more as to interest or principal payments:
Commercial	221	3	364
Commercial real estate	739	3	254
Real estate construction and land development	1,439	—	—
Residential mortgage	375	407	402
Home equity	628	1,071	1,267
Total accruing loans contractually past due 90 days or more as to interest or principal payments	3,402	1,484	2,287
Nonperforming TDRs:
Commercial loan portfolio	15,261	14,240	16,297
Consumer loan portfolio	1,691	2,233	3,071
Total nonperforming TDRs	16,952	16,473	19,368
Total nonperforming loans	61,651	61,954	83,880
Other real estate and repossessed assets(1)	20,730	8,440	9,935
Total nonperforming assets	$82,381	$70,394	$93,815
Nonperforming loans as a percent of total loans	0.48%	0.81%	1.15%
Nonperforming assets as a percent of total assets	0.47%	0.74%	1.02%

(1)	Includes property acquired through foreclosure and by acceptance of a deed in lieu of foreclosure and other property held-for-sale.
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $29.5 million at September 30, 2016, compared to $32.4 million at June 30, 2016 and $35.9 million at December 31, 2015. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.
The following schedule summarizes changes in nonaccrual loans during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$43,997	$51,215	$62,225	$50,644
Additions during period	5,370	17,405	16,110	36,442
Principal balances charged off	(2,093)	(1,569)	(10,313)	(6,340)
Transfers to other real estate/repossessed assets	(1,609)	(1,430)	(4,511)	(4,956)
Returned to accrual status	(700)	(1,673)	(4,917)	(3,170)
Payments received	(3,668)	(3,312)	(17,297)	(11,984)
Balance at end of period	$41,297	$60,636	$41,297	$60,636

Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of September 30, 2016, June 30, 2016 and December 31, 2015.

	September 30, 2016		June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial loan portfolio:
Commercial	$23,650	38.4%	$22,380	36.1%	$33,567	40.0%
Commercial real estate	26,217	42.6	27,758	44.8	36,602	43.6
Real estate construction and land development	1,529	2.5	506	0.8	984	1.2
Subtotal-commercial loan portfolio	51,396	83.5	50,644	81.7	71,153	84.8
Consumer loan portfolio:
Residential mortgage	7,185	11.6	7,983	12.9	9,030	10.8
Consumer installment	378	0.6	285	0.5	451	0.5
Home equity	2,692	4.4	3,042	4.9	3,246	3.9
Subtotal-consumer loan portfolio	10,255	16.5	11,310	18.3	12,727	15.2
Total nonperforming loans	$61,651	100.0%	$61,954	100.0%	$83,880	100.0%
Total nonperforming loans were $61.7 million at September 30, 2016, a decrease of $0.3 million, or 0.5%, compared to $62.0 million at June 30, 2016 and a decrease of $22.2 million, or 27%, compared to $83.9 million at December 31, 2015. The Corporation's nonperforming loans in the commercial loan portfolio were $51.4 million at September 30, 2016, an increase of $0.8 million, or 1.5%, from $50.6 million at June 30, 2016 and a decrease of $19.8 million, or 28%, from $71.2 million at December 31, 2015. Nonperforming loans in the commercial loan portfolio comprised 83% of total nonperforming loans at September 30, 2016, compared to 82% at June 30, 2016 and 85% at December 31, 2015. The Corporation's nonperforming loans in the consumer loan portfolio were $10.3 million at September 30, 2016, a decrease of $1.1 million, or 9%, from $11.3 million at June 30, 2016 and a decrease of $2.5 million, or 19%, from $12.7 million at December 31, 2015.
Nonperforming Loans — Commercial Loan Portfolio
Nonperforming commercial loans were $23.7 million at September 30, 2016, an increase of $1.3 million, or 6%, from $22.4 million at June 30, 2016 and a decrease of $9.9 million, or 30%, from $33.6 million at December 31, 2015. The decrease in nonperforming commercial loans from December 31, 2015 was primarily attributable to a combination of principal paydowns and net loan charge-offs. At September 30, 2016, the Corporation's nonperforming commercial loans were not concentrated in any specific industry. Nonperforming commercial loans comprised 0.7% of total commercial loans at September 30, 2016, compared to 1.1% at June 30, 2016 and 1.8% at December 31, 2015.
Nonperforming commercial real estate loans were $26.2 million at September 30, 2016, a decrease of $1.5 million, or 6%, from $27.8 million at June 30, 2016 and a decrease of $10.4 million, or 28%, from $36.6 million at December 31, 2015. Nonperforming commercial real estate loans comprised 0.7% of total commercial real estate loans at September 30, 2016, compared to 1.3% at June 30, 2016 and 1.7% at December 31, 2015. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $15.8 million, $5.4 million and $5.0 million, respectively, at September 30, 2016, and comprised 1.7%, 0.9% and 13.2%, respectively, of total owner occupied real estate, non-owner occupied real estate and vacant land loans included in the Corporation's originated commercial real estate loans at September 30, 2016. At September 30, 2016, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at September 30, 2016 was one customer relationship totaling $4.7 million that was primarily secured by vacant land and has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. At September 30, 2016, the loans in this relationship were believed to be adequately secured and the Corporation did not require a specific impairment reserve on them at that date.
Nonperforming real estate construction and land development loans were $1.5 million at September 30, 2016, compared to $0.5 million at June 30, 2016 and $1.0 million at December 31, 2015. Nonperforming real estate construction and land development loans comprised 0.3% of total real estate construction and land development loans at September 30, 2016, compared to 0.2% at June 30, 2016 and 0.4% at December 31, 2015.

At September 30, 2016, the Corporation had nonperforming loans in the commercial loan portfolio of $1.7 million that were secured by real estate and were in various stages of foreclosure, compared to $3.5 million at June 30, 2016 and $2.1 million at December 31, 2015.
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at September 30, 2016, June 30, 2016 and December 31, 2015.

	September 30, 2016		June 30, 2016		December 31, 2015
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount
$5,000,000 or more	—	$—	—	$—	1	$10,009
$2,500,000 – $4,999,999	2	8,195	2	8,069	3	11,622
$1,000,000 – $2,499,999	9	14,317	9	14,001	13	23,336
$500,000 – $999,999	19	13,429	17	12,664	12	8,543
$250,000 – $499,999	18	6,635	17	5,879	19	6,725
Under $250,000	117	8,820	123	10,031	136	10,918
Total	165	$51,396	168	$50,644	184	$71,153
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $7.2 million at September 30, 2016, a decrease of $0.8 million, or 10%, from $8.0 million at June 30, 2016 and a decrease of $1.8 million, or 20%, from $9.0 million at December 31, 2015. Nonperforming residential mortgage loans comprised 0.2% of total residential mortgage loans at September 30, 2016, compared to 0.5% of total residential mortgage loans at June 30, 2016 and 0.6% at December 31, 2015. At September 30, 2016, a total of $8.1 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $0.9 million at June 30, 2016 and $2.9 million at December 31, 2015.
Nonperforming consumer installment loans were $0.4 million at September 30, 2016, compared to $0.3 million at June 30, 2016 and $0.5 million at December 31, 2015. Nonperforming consumer installment loans comprised less than 0.1% of total consumer installment loans at September 30, 2016, June 30, 2016 and December 31, 2015.
Nonperforming home equity loans were $2.7 million at September 30, 2016, compared to $3.0 million at June 30, 2016 and $3.2 million at December 31, 2015. Nonperforming home equity loans comprised 0.3% of total home equity loans at September 30, 2016, compared to 0.4% at June 30, 2016 and 0.5% at December 31, 2015.
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
The Corporation's performing and nonperforming TDRs continue to accrue interest at the loan's original effective interest rate as the Corporation expects to collect the remaining principal balance on the loan. A TDR is reported as a nonperforming loan ("nonperforming TDR") until a six-month payment history of principal and interest payments is sustained in accordance with the loan modification, at which time the Corporation moves the loan to a performing status ("performing TDR"). If a performing TDR becomes contractually past due more than 30 days, it is transferred to a nonperforming status. Accordingly, all of the Corporation's performing TDRs at September 30, 2016 were current or less than 30 days past due. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.

The following summarizes the Corporation's TDRs at September 30, 2016, June 30, 2016 and December 31, 2015:

	Performing TDRs	Nonperforming TDRs			Nonaccrual TDRs	Total
(Dollars in thousands)		Current	Past Due 31-90 Days	Subtotal
September 30, 2016
Commercial loan portfolio	$30,662	$11,771	$3,490	$15,261	$26,340	$72,263
Consumer loan portfolio	18,173	1,376	315	1,691	3,165	23,029
Total TDRs	$48,835	$13,147	$3,805	$16,952	$29,505	$95,292
June 30, 2016
Commercial loan portfolio	$30,866	$10,710	$3,530	$14,240	$28,979	$74,085
Consumer loan portfolio	18,512	1,729	504	2,233	3,402	24,147
Total TDRs	$49,378	$12,439	$4,034	$16,473	$32,381	$98,232
December 31, 2015
Commercial loan portfolio	$29,844	$15,726	$571	$16,297	$32,682	$78,823
Consumer loan portfolio	17,966	2,719	352	3,071	3,251	24,288
Total TDRs	$47,810	$18,445	$923	$19,368	$35,933	$103,111
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
Due to the borrowers' sustained repayment histories, the Corporation had performing TDRs in the commercial loan portfolio of $30.7 million, $30.9 million and $29.8 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively. The Corporation also had nonperforming TDRs in the commercial loan portfolio of $15.3 million, $14.2 million and $16.3 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively. The Corporation's nonperforming TDRs in the commercial loan portfolio are categorized as a risk grade 7 (substandard - accrual) under the Corporation's risk rating system, which is further described in Note 4 to the consolidated financial statements. The weighted average contractual interest rate of the Corporation's performing and nonperforming TDRs in the commercial loan portfolio was 5.52% at September 30, 2016, compared to 5.60% at June 30, 2016 and 5.57% at December 31, 2015. At September 30, 2016, the Corporation had $26.3 million of nonaccrual TDRs in the commercial loan portfolio, compared to $29.0 million and $32.7 million at June 30, 2016 and December 31, 2015, respectively.

A summary of changes in the Corporation's performing and nonperforming TDRs in the commercial loan portfolio for the three and nine months ended September 30, 2016 follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Balance at beginning of period	$30,866	$14,240	$45,106	$29,844	$16,297	$46,141
Additions for modifications	—	4,120	4,120	—	9,803	9,803
Transfers to performing TDR status	3,032	(3,032)	—	10,083	(10,083)	—
Transfers to nonperforming TDR status	(425)	425	—	(3,723)	3,723	—
Transfers from nonaccrual status	—	—	—	585	385	970
Transfers to nonaccrual status	(298)	—	(298)	(1,378)	(1,527)	(2,905)
Principal payments and pay-offs	(2,513)	(492)	(3,005)	(4,749)	(3,337)	(8,086)
Balance at end of period	$30,662	$15,261	$45,923	$30,662	$15,261	$45,923
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
The Corporation had performing TDRs in the consumer loan portfolio of $18.2 million at September 30, 2016, compared to $18.5 million at June 30, 2016 and $18.0 million at December 31, 2015. The Corporation also had nonperforming TDRs in the consumer loan portfolio of $1.7 million, $2.2 million and $3.1 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively. The weighted average contractual interest rate on the Corporation's performing and nonperforming TDRs in the consumer loan portfolio was 4.57% at September 30, 2016, compared to 4.60% at June 30, 2016 and 4.66% at December 31, 2015. At September 30, 2016, the Corporation had $3.2 million of nonaccrual TDRs in the consumer loan portfolio, compared to $3.4 million and $3.3 million, at June 30, 2016 and December 31, 2015, respectively.
The Corporation's cumulative redefault rate as of September 30, 2016 on its performing and nonperforming TDRs, which represents the percentage of these TDRs that transferred to nonaccrual status since the Corporation began such modifications in 2009, was 18% for performing and nonperforming TDRs in the commercial loan portfolio and 19% for performing and nonperforming TDRs in the consumer loan portfolio. The Corporation's cumulative redefault rate does not include loans that have been modified while in nonaccrual status that remain in nonaccrual status as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate ("ORE"), comprised of residential and commercial real estate and land development properties originally acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $20.1 million at September 30, 2016, an increase of $11.8 million, or 142%, from June 30, 2016 and an increase of $10.4 million, or 107%, from December 31, 2015. The increase in ORE during the third quarter of 2016 was primarily attributable to $13.2 million of other real estate acquired in the Talmer transaction. Repossessed assets totaled $0.6 million at September 30, 2016, $0.1 million at June 30, 2016 and $0.2 million at December 31, 2015.
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation had $5.1 million in ORE at September 30, 2016 that had been held in excess of one year, of which $1.4 million had been held in excess of three years. The Corporation had $3.3 million of nonperforming loans that were in the process of foreclosure at September 30, 2016.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition or merger transactions. Accordingly, at September 30, 2016, the carrying value of ORE of $20.1 million was reflective of $15.6 million in charge-offs, write-downs and acquisition-related fair value adjustments and represented 56% of the contractual loan balance remaining at the time these loans were classified as nonperforming.
During the nine months ended September 30, 2016, the Corporation sold 177 ORE properties for net proceeds of $9.2 million. On an average basis, the net proceeds from these sales represented 144% of the carrying value of the property at the time of sale, with the net proceeds representing 71% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
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
Impaired loans include nonaccrual loans (including nonaccrual TDRs), performing and nonperforming TDRs and acquired loans that were not performing in accordance with their original contractual terms. Impaired loans totaled $197.0 million at September 30, 2016, $122.4 million at June 30, 2016 and $142.2 million at December 31, 2015. The increase in impaired loans during the third quarter of 2016 was primarily attributable to the addition of loans acquired in the Talmer transaction. A summary of impaired loans at September 30, 2016, June 30, 2016 and December 31, 2015 follows:

(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015
Impaired loans - commercial loan portfolio:
Originated commercial loan portfolio:
Nonaccrual loans	$33,736	$36,398	$54,238
Nonperforming TDRs	15,261	14,240	16,297
Performing TDRs	30,662	30,866	29,844
Subtotal	79,659	81,504	100,379
Acquired commercial loan portfolio	54,605	10,253	9,660
Total impaired loans - commercial loan portfolio	134,264	91,757	110,039
Impaired loans - consumer loan portfolio:
Nonaccrual loans	7,561	7,599	7,987
Nonperforming TDRs	1,691	2,233	3,071
Performing TDRs	18,173	18,512	17,966
Subtotal	27,425	28,344	29,024
Acquired consumer loan portfolio	35,326	2,285	3,135
Total impaired loans - consumer loan portfolio	62,751	30,629	32,159
Total impaired loans	$197,015	$122,386	$142,198

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at September 30, 2016, June 30, 2016 and December 31, 2015 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

(Dollars in thousands)	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
September 30, 2016
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$7,593	$3,244	$—	43%
With valuation allowance and charge-offs	54	1	5	10
With charge-offs and no valuation allowance	17,697	—	17,361	50
Without valuation allowance or charge-offs	54,315	—	—	—
Total	79,659	$3,245	$17,366	21%
Impaired acquired loans	54,605
Total impaired loans to commercial borrowers	$134,264
June 30, 2016
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$6,794	$3,009	$—	44%
With valuation allowance and charge-offs	240	45	173	53
With charge-offs and no valuation allowance	16,621	—	16,158	49
Without valuation allowance or charge-offs	57,849	—	—	—
Total	81,504	$3,054	$16,331	20%
Impaired acquired loans	10,253
Total impaired loans to commercial borrowers	$91,757
December 31, 2015
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$20,635	$6,019	$—	29%
With valuation allowance and charge-offs	2,711	178	768	27
With charge-offs and no valuation allowance	18,718	—	16,373	47
Without valuation allowance or charge-offs	58,315	—	—	—
Total	100,379	$6,197	$17,141	20%
Impaired acquired loans	9,660
Total impaired loans to commercial borrowers	$110,039
After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $7.6 million at September 30, 2016 required a specific allocation of the allowance for loan losses ("valuation allowance") of $3.2 million, compared to $7.0 million of impaired loans in the commercial loan portfolio at June 30, 2016 which required a valuation allowance of $3.1 million and $23.3 million of impaired loans in the commercial loan portfolio at December 31, 2015 which required a valuation allowance of $6.2 million. Confirmed losses represent partial loan charge-offs on impaired loans due primarily to the receipt of a recent third-party property appraisal indicating the value of the collateral securing the loan was below the loan balance and management determined that full collection of the loan balance is not likely. The Corporation's performing and nonperforming TDRs in the commercial loan portfolio did not require a valuation allowance as the Corporation expected to collect the full principal and interest owed on each of these loans in accordance with their modified terms.
The Corporation generally does not recognize a valuation allowance for impaired loans in the consumer loan portfolio as these loans are comprised of smaller-balance homogeneous loans that are collectively evaluated for impairment. However, the Corporation had a valuation allowance attributable to TDRs in the consumer loan portfolio of $0.2 million at September 30, 2016, June 30, 2016 and December 31, 2015 related to the reduction in the present value of expected future cash flows for these loans discounted at their original effective interest rates.
Impaired loans included acquired loans totaling $89.9 million, $12.5 million and $12.8 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively, that were not performing in accordance with the original contractual terms of the loans. These loans did not require a valuation allowance as they are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loan pools. These loans are not included in the Corporation's nonperforming loans.
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
The following schedule summarizes information related to the Corporation's allowance for loan losses:

(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015
Allowance for loan losses:
Originated loans	$73,775	$71,506	$73,328
Acquired loans	—	—	—
Total	$73,775	$71,506	$73,328
Nonperforming loans	$61,651	$61,954	$83,880
Allowance for originated loans as a percent of:
Total originated loans	1.09%	1.12%	1.26%
Nonperforming loans	120%	115%	87%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	168%	158%	113%

The following schedule summarizes activity related to the Corporation's allowance for loan losses:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Allowance for loan losses - beginning of period	$71,506	$70,318	$74,941	$73,328	$75,683
Provision for loan losses	4,103	3,000	1,500	8,603	4,500
Loan charge-offs:
Commercial	(284)	(1,682)	(251)	(5,302)	(1,070)
Commercial real estate	(509)	(860)	(287)	(1,918)	(1,747)
Real estate construction and land development	(31)	—	(1)	(42)	(141)
Residential mortgage	(362)	(80)	(438)	(791)	(1,767)
Consumer installment	(1,595)	(911)	(1,096)	(3,502)	(3,070)
Home equity	(80)	(87)	(122)	(384)	(267)
Total loan charge-offs	(2,861)	(3,620)	(2,195)	(11,939)	(8,062)
Recoveries of loans previously charged off:
Commercial	134	529	337	884	696
Commercial real estate	355	673	432	1,137	896
Real estate construction and land development	—	—	—	—	—
Residential mortgage	58	88	224	323	400
Consumer installment	458	425	314	1,277	1,049
Home equity	22	93	73	162	464
Total loan recoveries	1,027	1,808	1,380	3,783	3,505
Net loan charge-offs	(1,834)	(1,812)	(815)	(8,156)	(4,557)
Allowance for loan losses - end of period	$73,775	$71,506	$75,626	$73,775	$75,626
Net loan charge-offs as a percent of average loans (annualized)	0.08%	0.10%	0.05%	0.13%	0.13%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, a provision for loan losses and corresponding allowance is recorded for acquired loans. There was no allowance needed for the acquired loan portfolio at September 30, 2016, June 30, 2016 and September 30, 2015.
Deposits
Total deposits were $13.27 billion at September 30, 2016, an increase of $5.81 billion, or 77.8%, from total deposits of $7.46 billion at June 30, 2016, an increase of $5.82 billion, or 78.0% from total deposits of $7.46 billion at December 31, 2015 and an increase of $5.66 billion, or 74.3%, from total deposits of $7.62 billion at September 30, 2015. On August 31, 2016, the Corporation added $5.29 billion of deposits as part of the merger with Talmer, including $403.2 million of brokered deposits. The Corporation also experienced organic growth in customer deposits of $571 million and $477 million during the three and nine months ended September 30, 2016, respectively, which was partially offset by decreases related to maturing brokered deposits of $101 million and $158 million during the three and nine months ended September 30, 2016, respectively. The increases in deposits during both the three and nine months ended September 30, 2016 was primarily due to a seasonal increase in municipal deposit accounts.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the twelve months ended September 30, 2016, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.

At September 30, 2016, the Corporation's time deposits, which consist of certificates of deposit, totaled $3.35 billion, of which $893.2 million have stated maturities during the remainder of 2016. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of September 30, 2016:

(Dollars in thousands)	Amount	Weighted Average Interest Rate
2016 remaining maturities	$893,234	0.59%
2017 maturities	1,677,706	0.83
2018 maturities	337,662	0.96
2019 maturities	151,777	1.28
2020 maturities	142,338	1.52
2021 maturities and beyond	145,643	1.67
Total time deposits	$3,348,360	0.86%

Included in the above maturity schedule are brokered deposits that were acquired as part of the Talmer and Lake Michigan transactions totaling $474.6 million at September 30, 2016 that mature as follows: $244.1 million in 2016; $132.5 million in 2017; $46.2 million in 2018; $24.4 million in 2019; $9.6 million in 2020; and $17.8 million in 2021 and beyond.
Borrowed Funds
Borrowed funds consist of securities sold under agreements to repurchase with customers, short-term borrowings and long-term borrowings. Short-term borrowings, which generally have an original term to maturity of 30 days or less, consist of short-term Federal Home Loan Bank ("FHLB") advances and federal funds purchased which are utilized by the Corporation to fund short-term liquidity needs. Long-term borrowings consist of securities sold under agreements to repurchase with an unaffiliated third-party financial institution, long-term FHLB advances, a non-revolving line-of-credit, a revolving line of credit and subordinated debt obligations.
Securities Sold Under Agreements to Repurchase with Customers
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank and Talmer Bank and Trust, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank or Talmer Bank and Trust. The Corporation's securities sold under agreements to repurchase with customers do not qualify as sales for accounting purposes. Securities sold under agreements to repurchase with customers were $326.8 million at September 30, 2016, compared to $283.4 million at June 30, 2016, $297.2 million at December 31, 2015 and $330.0 million at September 30, 2015.
Short-term Borrowings
Short-term borrowings were $400.0 million at September 30, 2016, $300.0 million at June 30, 2016, $100.0 million at December 31, 2015 and $0 million at September 30, 2015. The increase in short-term borrowings during the third quarter of 2016 was primarily due to the $387.5 million of short-term borrowings added in the merger with Talmer.
FHLB advances are borrowings from the Federal Home Loan Bank that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank and Talmer Bank and Trust. The carrying value of loans eligible as collateral under the blanket security agreement was $5.10 billion at September 30, 2016. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.
Long-term Borrowings
Long-term borrowings were $676.6 million at September 30, 2016, $371.6 million at June 30, 2016, $242.4 million at December 31, 2015 and $248.4 million at September 30, 2015. The increase during the third quarter of 2016 was primarily due to the acquisition of $299.6 million of long-term borrowings in the merger with Talmer.

A summary of the composition of the Corporation's long-term borrowings follows:

(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Long-term borrowings:
Long-term FHLB advances	$494,013	$329,320	$181,394	$181,432
Securities sold under agreements to repurchase	42,394	17,277	17,453	23,546
Non-revolving line-of-credit	124,698	25,000	25,000	25,000
Subordinated debt obligations	15,507	—	18,544	18,418
Total long-term borrowings	$676,612	$371,597	$242,391	$248,396
In conjunction with the merger with Talmer, the Corporation entered into a credit agreement of $145.0 million consisting of a $125.0 million term line-of credit and a $20.0 million revolving line-of-credit. The Corporation drew $125 million on the term line-of-credit to pay off the Corporation's prior $25.0 million line-of-credit and a $37.5 million short-term line-of-credit acquired in the merger with Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration.
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
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition and the merger with Talmer.
As a result of the Lake Michigan transaction on May 31, 2015, the Corporation acquired subordinated debt obligations in the amount of $18.6 million. The Corporation repaid these debt obligations during the first quarter of 2016.
Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of September 30, 2016. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit:
Loans to commercial borrowers	$1,421,476	$528,217	$233,939	$418,686	$2,602,318
Loans to consumer borrowers	394,848	131,416	107,778	15,572	649,614
Total unused commitments to extend credit	1,816,324	659,633	341,717	434,258	3,251,932
Undisbursed loan commitments	480,008	—	—	—	480,008
Standby letters of credit	63,325	7,434	8,084	38,453	117,296
Total credit-related commitments	$2,359,657	$667,067	$349,801	$472,711	$3,849,236
Undisbursed loan commitments at September 30, 2016 included $46 million of residential mortgage loans that were expected to be sold in the secondary market.

Capital
Total shareholders' equity was $2.56 billion at September 30, 2016, compared to $1.05 billion at June 30, 2016, $1.02 billion at December 31, 2015 and $998.4 million at September 30, 2015. The increase in shareholders equity during the third quarter of 2016 was primarily attributable to the 32.1 million shares of common stock issued in the merger with Talmer. Total shareholders' equity as a percentage of total assets was 14.7% at September 30, 2016, compared to 11.0% ,11.1% and 10.8% at June 30, 2016, December 31, 2015 and September 30, 2015, respectively. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $1.41 billion, $753.3 million, $716.9 million, and $698.7 million at September 30, 2016, June 30, 2016, December 31, 2015 and September 30, 2015, respectively. The Corporation's tangible equity to assets ratio was 8.7% at September 30, 2016, compared to 8.2% at June 30, 2016, 8.1% at December 31, 2015 and 7.8% at September 30, 2015. (1)
(1) Tangible equity and the tangible equity to assets ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.
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
The Corporation, Chemical Bank and Talmer Bank and Trust continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at September 30, 2016, as shown in the following schedule:

	September 30, 2016
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	12.8%	10.5%	10.5%	11.1%
Chemical Bank	8.1	9.8	9.8	10.8
Talmer Bank and Trust	10.9	12.6	12.6	12.7
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0
The Corporation's, Chemical Bank's and Talmer Bank and Trust's capital ratios exceeded the minimum levels required to be well capitalized as defined by applicable regulatory requirements as of September 30, 2016. See Note 8 to the consolidated financial statements for more information regarding the Corporation's, Chemical Bank's and Talmer Bank and Trust's regulatory capital ratios.

Results of Operations
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB) and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.
Net interest income was $96.8 million in the third quarter of 2016, compared to $77.5 million in the second quarter of 2016 and $73.6 million in the third quarter of 2015. Net interest income was $248.6 million for the nine months ended September 30, 2016, compared to $198.5 million for the nine months ended September 30, 2015. Net interest income (FTE) was $99.2 million in the third quarter of 2016, compared to $79.6 million in the second quarter of 2016 and $75.6 million in the third quarter of 2015. Net interest income (FTE) was $255.3 million for the nine months ended September 30, 2016, compared to $203.9 million for the nine months ended September 30, 2015. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income (FTE) were $2.4 million, $2.1 million and $2.0 million for each of the three-month periods ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively, and $6.7 million and $5.4 million for the six-month periods ended September 30, 2016 and September 30, 2015, respectively. These adjustments were computed using a 35% federal income tax rate.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates(1)
The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015.

	Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)
ASSETS
Interest-Earning Assets:
Loans(2)	$9,470,650	$97,880	4.12%	$7,511,192	$78,295	4.19%	$7,135,013	$74,549	4.15%
Taxable investment securities	687,259	2,575	1.50	515,303	1,798	1.40	692,906	2,233	1.29
Tax-exempt investment securities	592,747	4,721	3.19	484,271	4,061	3.35	448,214	3,690	3.29
Other interest-earning assets	57,756	358	2.47	43,615	777	7.16	36,142	266	2.92
Interest-bearing deposits with the FRB and other banks	249,731	454	0.72	82,246	144	0.70	155,664	144	0.37
Total interest-earning assets	11,058,143	105,988	3.82	8,636,627	85,075	3.96	8,467,939	80,882	3.80
Less: Allowance for loan losses	72,242			71,790			75,337
Other Assets:
Cash and cash due from banks	194,171			148,034			174,816
Premises and equipment	116,944			104,488			112,252
Interest receivable and other assets	953,714			515,039			524,186
Total Assets	$12,250,730			$9,332,398			$9,203,856
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,327,762	$961	0.16%	$1,892,512	$582	0.12%	$1,778,681	$436	0.10%
Savings deposits	2,512,620	749	0.12	2,073,412	476	0.09	2,033,613	389	0.08
Time deposits	2,186,781	4,126	0.75	1,582,467	3,202	0.81	1,728,725	3,479	0.80
Short-term borrowings	593,903	459	0.31	418,232	226	0.22	504,252	144	0.11
Long-term borrowings	494,810	458	0.37	281,327	956	1.37	188,673	786	1.65
Total interest-bearing liabilities	8,115,876	6,753	0.33	6,247,950	5,442	0.35	6,233,944	5,234	0.33
Noninterest-bearing deposits	2,456,469	—	—	1,979,423	—	—	1,911,537	—	—
Total deposits and borrowed funds	10,572,345	6,753	0.25	8,227,373	5,442	0.27	8,145,481	5,234	0.25
Interest payable and other liabilities	118,717			72,011			70,648
Shareholders’ equity	1,559,668			1,033,014			987,727
Total Liabilities and Shareholders’ Equity	$12,250,730			$9,332,398			$9,203,856
Net Interest Spread (average yield earned minus average rate paid)			3.49%			3.61%			3.47%
Net Interest Income (FTE)		$99,235			$79,633			$75,648
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.58%			3.70%			3.55%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$99,235			$79,633			$75,648
Adjustments for taxable equivalent interest(1):
Loans		(777)			(717)			(740)
Tax-exempt investment securities		(1,649)			(1,421)			(1,291)
Total taxable equivalent interest adjustments		(2,426)			(2,138)			(2,031)
Net interest income (GAAP)		$96,809			$77,495			$73,617
Net interest margin (GAAP)		3.49%			3.60%			3.46%

(1) Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
(2) Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

The following schedule presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the nine months ended September 30, 2016 and September 30, 2015.

	Nine Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)
ASSETS
Interest-Earning Assets:
Loans(2)	8,098,796	251,274	4.14	6,376,527	198,436	4.16
Taxable investment securities	586,066	6,302	1.43	708,618	6,742	1.27
Tax-exempt investment securities	524,690	12,882	3.27	392,555	9,983	3.39
Other interest-earning assets	46,994	1,391	3.95	33,308	1,015	4.07
Interest-bearing deposits with the FRB and other banks	156,640	811	0.69	135,795	394	0.39
Total interest-earning assets	9,413,186	272,660	3.87	7,646,803	216,570	3.78
Less: Allowance for loan losses	72,525			75,430
Other Assets:
Cash and cash due from banks	166,927			154,157
Premises and equipment	109,159			104,477
Interest receivable and other assets	665,185			417,347
Total Assets	$10,281,932			$8,247,354
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,058,951	$2,011	0.13%	$1,609,323	$1,051	0.09%
Savings deposits	2,212,732	1,614	0.10	1,921,750	1,119	0.08
Time deposits	1,799,691	10,530	0.78	1,518,842	9,116	0.80
Short-term borrowings	454,456	785	0.23	415,160	343	0.11
Long-term borrowings	347,925	2,389	0.92	84,843	999	1.57
Total interest-bearing liabilities	6,873,755	17,329	0.34	5,549,918	12,628	0.30
Noninterest-bearing deposits	2,115,511	—	—	1,743,351	—	—
Total deposits and borrowed funds	8,989,266	17,329	0.26	7,293,269	12,628	0.23
Interest payable and other liabilities	87,829			62,060
Shareholders’ equity	1,204,837			892,025
Total Liabilities and Shareholders’ Equity	$10,281,932			$8,247,354
Net Interest Spread (average yield earned minus average rate paid)			3.53%			3.48%
Net Interest Income (FTE)		$255,331			$203,942
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.62%			3.56%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$255,331			$203,942
Adjustments for taxable equivalent interest(1):
Loans		(2,192)			(1,917)
Tax-exempt investment securities		(4,505)			(3,493)
Total taxable equivalent interest adjustments		(6,697)			(5,410)
Net interest income (GAAP)		$248,634			$198,532
Net interest margin (GAAP)		3.53%			3.47%

(1) Fully taxable equivalent (FTE) basis using a federal income tax rate of 35%.
(2) Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.

Net interest income (FTE) of $99.2 million in the third quarter of 2016 was $19.6 million, or 24.6%, higher than net interest income (FTE) of $79.6 million in the second quarter of 2016. The increase in net interest income in the third quarter of 2016, compared to the second quarter of 2016, was primarily attributable to loans acquired in the merger with Talmer, although also partially attributable to organic loan growth. The Corporation's net interest income included $3.0 million of interest accretion on acquired loans in the third quarter of 2016, compared to $2.5 million in the second quarter of 2016. The net interest margin (FTE) was 3.58% in the third quarter of 2016, compared to 3.70% in the second quarter of 2016. Interest accretion on acquired loans contributed 11 basis points to the Corporation's net interest margin (FTE) in both the third quarter of 2016 and the second quarter of 2016. The average yield on interest-earning assets was 3.82% in the third quarter of 2016, compared to 3.96% in the second quarter of 2016. The average yield on loans decreased 7 basis points to 4.12% in the third quarter of 2016 from 4.19% in the second quarter of 2016. Interest accretion on acquired loans comprised 13 basis points of the yield on the Corporation's loan portfolio in both the third quarter of 2016 and the second quarter of 2016. The average cost of funds was 0.25% in the third quarter of 2016, compared to 0.27% in the second quarter of 2016. The Corporation's cost of funds in the third quarter of 2016 was reduced by 4 basis points resulting from the acceleration of accretion of fair value adjustments on FHLB advances obtained in the merger with Talmer that were paid off during September 2016.
Net interest income (FTE) of $99.2 million in the third quarter of 2016 was $23.6 million, or 31.2%, higher than net interest income (FTE) of $75.6 million in the third quarter of 2015, with the increase primarily attributable to loans acquired in the merger with Talmer in addition to the positive impact of $612 million of organic loan growth over the past twelve months. The net interest margin (FTE) was 3.58% in the third quarter of 2016, compared to 3.55% in the third quarter of 2015. Interest accretion on acquired loans contributed 11 basis points to the Corporation's net interest margin (FTE) in the third quarter of 2016, compared to 4 basis points in the third quarter of 2015. The average yield on interest-earning assets was 3.82% in the third quarter of 2016, compared to 3.80% in the third quarter of 2015. The average yield on loans decreased 3 basis points to 4.12% in the third quarter of 2016 from 4.15% in the third quarter of 2015. Interest accretion on acquired loans contributed 13 basis points to the Corporation's loan portfolio in the third quarter of 2016, compared to 5 basis points in the third quarter of 2015. The average cost of funds was 0.25% in both the third quarter of 2016 and the third quarter of 2015.
Net interest income (FTE) of $255.3 million for the nine months ended September 30, 2016 was $51.4 million, or 25.2%, higher than net interest income (FTE) of $203.9 million for the nine months ended September 30, 2015, with the increase primarily attributable to the Corporation's merger with Talmer and its 2015 acquisitions of Monarch and Lake Michigan, although also due to the positive impact of organic loan growth. The net interest margin (FTE) was 3.62% for the nine months ended September 30, 2016, compared to 3.56% for the nine months ended September 30, 2015.
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

Volume and Rate Variance Analysis
The following schedules allocate the dollar change in net interest income (FTE) between the portion attributable to changes in the average volume of interest-earning assets and interest-bearing liabilities, including changes in the mix of assets and liabilities, and changes in average interest rates earned and paid, for the three months ended September 30, 2016, compared to the three months ended June 30, 2016 and September 30, 2015, and for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

	Three Months Ended September 30, 2016
	Compared to Three Months Ended June 30, 2016			Compared to Three Months Ended September 30, 2015
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$21,023	$(1,438)	$19,585	$23,949	$(618)	$23,331
Taxable investment securities/other assets	642	136	778	(17)	360	343
Tax-exempt investment securities	870	(210)	660	1,152	(121)	1,031
Interest-bearing deposits with the FRB and other banks	533	(642)	(109)	338	64	402
Total change in interest income on interest-earning assets	23,068	(2,154)	20,914	25,422	(315)	25,107
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	134	245	379	147	378	525
Savings deposits	108	165	273	115	245	360
Time deposits	1,228	(304)	924	837	(190)	647
Short-term borrowings	196	37	233	67	218	285
Long-term borrowings	609	(1,107)	(498)	349	(647)	(298)
Total change in interest expense on interest-bearing liabilities	2,275	(964)	1,311	1,515	4	1,519
Total Change in Net Interest Income (FTE)(2)	$20,793	$(1,190)	$19,603	$23,907	$(319)	$23,588

(1) The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Taxable equivalent basis using a federal income tax rate of 35%.

	Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)
Changes in Interest Income on Interest-Earning Assets:
Loans	$55,025	$(2,187)	$52,838
Taxable investment securities/other assets	(1,278)	838	(440)
Tax-exempt investment securities	3,272	(373)	2,899
Interest-bearing deposits with the FRB and other banks	572	221	793
Total change in interest income on interest-earning assets	57,591	(1,501)	56,090
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	347	613	960
Savings deposits	159	336	495
Time deposits	1,824	(410)	1,414
Short-term borrowings	(44)	12	(32)
Long-term borrowings	2,124	(260)	1,864
Total change in interest expense on interest-bearing liabilities	4,410	291	4,701
Total Change in Net Interest Income (FTE)(2)	$53,181	$(1,792)	$51,389

(1) The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Taxable equivalent basis using a federal income tax rate of 35%.

Provision for Loan Losses
The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $4.1 million in the third quarter of 2016, compared to $3.0 million in the second quarter of 2016 and $1.5 million in the third quarter of 2015. The increase in the provision for loan losses in the third quarter of 2016 was due to organic loan growth during the quarter.
The Corporation experienced net loan charge-offs of $1.8 million in the third quarter of 2016, compared to $1.8 million in the second quarter of 2016 and $0.8 million in the third quarter of 2015. Net loan charge-offs as a percentage of average loans (annualized) were 0.08% in the third quarter of 2016, compared to 0.10% in the second quarter of 2016 and 0.05% in the third quarter of 2015. Net loan charge-offs in the commercial loan portfolio totaled $0.3 million in the third quarter of 2016, compared to net loan charge-offs of $1.3 million in the second quarter of 2016 and net loan recoveries of $0.2 million in the third quarter of 2015. Net loan charge-offs in the consumer loan portfolio totaled $1.5 million in the third quarter of 2016, compared to $0.5 million in the second quarter of 2016 and $1.0 million in the third quarter of 2015.
The Corporation's provision and net loan charge-offs were $8.6 million and $8.2 million, respectively, for the nine months ended September 30, 2016, compared to $4.5 million and $4.6, respectively, for the nine months ended September 30, 2015.
Noninterest Income
The following summarizes the major components of noninterest income:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service charges and fees on deposit accounts	$7,665	$6,337	$6,722	$19,722	$19,083
Wealth management revenue	5,584	5,782	4,725	16,567	15,401
Electronic banking fees	5,533	4,786	5,059	15,237	14,406
Mortgage banking revenue	4,439	1,595	1,436	7,439	4,527
Other fees for customer services	1,325	1,191	1,280	3,647	3,313
Title insurance commissions	552	486	479	1,381	1,605
Gain on sale of investment securities	16	18	5	53	612
Bank-owned life insurance	446	237	201	879	437
Rental income	151	153	116	440	353
Gain on sale of closed branch offices and other assets	309	105	—	570	—
Interest rate swap fees	496	—	—	496	—
Other	1,254	207	192	1,655	427
Total noninterest income	$27,770	$20,897	$20,215	$68,086	$60,164
Noninterest income was $27.8 million in the third quarter of 2016, compared to $20.9 million in the second quarter of 2016 and $20.2 million in the third quarter of 2015. Noninterest income in the third quarter of 2016 was $6.9 million, or 32.9%, higher than the second quarter of 2016, with the increase attributable to a combination of incremental revenue resulting from the merger with Talmer, higher mortgage banking revenue and higher overdraft and seasonal ATM fee revenue for Chemical Bank.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account service fees and other deposit account charges, were $7.7 million in the third quarter of 2016, an increase of $1.3 million, or 21.0%, from the second quarter of 2016 and an increase of $0.9 million, or 14.0%, from the third quarter of 2015. The increase in service charges and fees on deposit accounts in the third quarter of 2016, compared to the second quarter of 2016, was due to a combination of incremental fees resulting from the merger with Talmer and higher seasonal overdraft fees, while the increase over the third quarter of 2015 was largely attributable to the merger with Talmer. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $5.7 million in the third quarter of 2016, compared to $4.7 million in the second quarter of 2016 and $4.9 million in the third quarter of 2015.

Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $5.6 million in the third quarter of 2016, a decrease of $0.2 million from the second quarter of 2016 and an increase of $0.9 million over the third quarter of 2015. The decrease in wealth management revenue in the third quarter of 2016, compared to the second quarter of 2016, was primarily attributable to seasonal trust fees earned during the second quarter of 2016 from the preparation of trust tax returns, while the increase in the third quarter of 2016, compared to the third quarter of 2015, was largely due to an increase in trust account assets under management resulting from an increase in value in the equity and bond markets. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $1.1 million in both the third quarter of 2016 and the second quarter of 2016, compared to $1.0 million in the third quarter of 2015.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $5.5 million in the third quarter of 2016, an increase of $0.7 million over the second quarter of 2016 and an increase of $0.5 million over the third quarter of 2015. The increase in electronic banking fees in the third quarter of 2016, compared to both the second quarter of 2016 and the third quarter of 2015 was primarily due to the merger with Talmer.
Mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market, net of direct expenses associated with these activities, including mortgage loan originator compensation, amortization of mortgage servicing rights and adjustments to the Corporation's reserve for probable losses related to loans previously sold in the secondary market. MBR was $4.4 million in the third quarter of 2016, an increase of $2.8 million over the second quarter of 2016 and an increase of $3.0 million compared to the third quarter of 2015. The increase in MBR in the third quarter of 2016, compared to both the second quarter of 2016 and the third quarter of 2015, was largely attributable to an increase in the volume of loans sold in the secondary market due to the merger with Talmer. The Corporation sold $162 million of residential mortgage loans in the secondary market in the third quarter of 2016, compared to $72 million in the second quarter of 2016 and $55 million in the third quarter of 2015.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase and loss indemnification demands received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification demands, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $6.9 million at September 30, 2016, compared to $3.8 million at June 30, 2016 and $4.0 million at September 30, 2015. The increase in the Corporation's reserve for probable losses during the third quarter of 2016 was attributable to the reserve recorded for probable losses associated with the servicing portfolio obtained in the merger with Talmer.
Noninterest income was $68.1 million for the nine months ended September 30, 2016, compared to $60.2 million for the nine months ended September 30, 2015, with the increase largely attributable to incremental revenue resulting from the impact of the merger with Talmer and the Corporation's 2015 Monarch and Lake Michigan acquisitions.

Operating Expenses
The following summarizes the major categories of operating expenses:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Salaries and wages	$33,841	$26,887	$27,872	$87,471	$77,148
Employee benefits	6,724	6,240	6,113	20,111	17,801
Occupancy	5,462	5,514	4,781	15,881	13,593
Equipment and software	6,420	4,875	4,589	15,699	13,467
Outside processing and service fees	5,365	4,833	4,146	13,909	11,630
FDIC insurance premiums	1,849	1,338	1,441	4,594	4,003
Professional fees	1,472	1,020	1,235	3,528	3,730
Intangible asset amortization	1,292	1,195	1,270	3,681	3,048
Advertising and marketing	981	793	1,249	2,540	2,768
Postage and express mail	818	866	839	2,668	2,571
Training, travel and other employee expenses	1,093	870	810	2,760	2,298
Telephone	708	614	781	2,052	1,927
Supplies	519	631	543	1,630	1,587
Donations	345	379	221	1,335	1,097
Credit-related expenses	(371)	(1,331)	90	(1,672)	31
Transaction expenses	37,470	3,054	900	43,118	5,719
Other	2,156	1,307	1,385	4,811	3,652
Total operating expenses	$106,144	$59,085	$58,265	$224,116	$166,070
Operating expenses were $106.1 million in the third quarter of 2016, compared to $59.1 million in the second quarter of 2016 and $58.3 million in the third quarter of 2015. Operating expenses included transaction expenses of $37.5 million in the third quarter of 2016, $3.1 million in the second quarter of 2016 and $0.9 million in the third quarter of 2015. Excluding transaction expenses, operating expenses in the third quarter of 2016 were $68.7 million, an increase of $12.6 million over operating expenses of $56.0 million in the second quarter of 2016 and an increase of $11.3 million over operating expenses of $57.4 million in the third quarter of 2015.(1) The increase in operating expenses, excluding transaction expenses, in the third quarter of 2016, compared to both the second quarter of 2016 and the third quarter of 2015 was primarily attributable to incremental operating costs associated with the merger with Talmer.
Salaries and wages were $33.8 million in the third quarter of 2016, compared to $26.9 million in the second quarter of 2016 and $27.9 million in the third quarter of 2015. The increase in salaries and wages in the third quarter of 2016, compared to both the second quarter of 2016 and the third quarter of 2015, was primarily due to incremental costs associated with the merger with Talmer. Performance-based compensation expense was $2.0 million in the third quarter of 2016, compared to $2.8 million in the second quarter of 2016 and $3.1 million in the third quarter of 2015.
Employee benefit costs of $6.7 million in the third quarter of 2016 were $0.5 million higher than the second quarter of 2016 and $0.6 million higher than the third quarter of 2015. The increase in employee benefit costs in the third quarter of 2016, compared to the second quarter of 2016, was primarily due to incremental costs associated with the merger with Talmer which were partially offset by lower group health costs at Chemical Bank. The increase in employee benefit costs in the third quarter of 2016, compared to the third quarter of 2015, was primarily due to incremental costs associated with the merger with Talmer which were partially offset by lower pension costs at Chemical Bank.
Occupancy expenses of $5.5 million in the third quarter of 2016 were $0.1 million lower than the second quarter of 2016 due to $1.0 million of fair value write-downs recognized in the second quarter of 2016 related to eleven branch locations that were closed during the quarter which was partially offset by incremental costs associated with the merger with Talmer. Occupancy expenses increased $0.7 million over the third quarter of 2015 due primarily to incremental costs associated with the Talmer merger.
Equipment and software expenses of $6.4 million in the third quarter of 2016 were $1.5 million higher than the second quarter of 2016 and $1.8 million higher than the third quarter of 2015 largely due to incremental costs associated with the Talmer merger.

Outside processing and service fees of $5.4 million in the third quarter of 2016 were $0.5 million higher than the second quarter of 2016 and $1.2 million higher than the third quarter of 2015 due largely to incremental costs associated with the merger with Talmer.
Credit-related expenses are comprised of other real estate ("ORE") net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses in the third quarter of 2016 were $1.0 million higher than the second quarter of 2016 and $0.5 million lower than the third quarter of 2015. The increase in credit-related expenses in the third quarter of 2016, compared to the second quarter of 2016, was primarily attributable to the second quarter of 2016 including a $0.7 million gain resulting from the receipt of life insurance proceeds on a policy the Corporation had previously obtained as collateral on a loan. The decrease in credit-related expenses in the third quarter of 2016, compared to the third quarter of 2015, was primarily attributable to lower ORE writedowns and operating costs. The Corporation recognized net gains from the sales/writedowns of ORE properties of $0.6 million in the third quarter of 2016, compared to $1.3 million in the second quarter of 2016 and $0.9 million in the third quarter of 2015. ORE operating costs and loan collection costs, combined, were $0.8 million in both the third quarter of 2016, compared to $0.6 million in the second quarter of 2016 and $0.9 million in the third quarter of 2015.
Operating expenses were $224.1 million for the nine months ended September 30, 2016, compared to $166.1 million for the nine months ended September 30, 2015. Operating expenses included transaction expenses of $43.1 million for the nine months ended September 30, 2016 and $5.7 million for the nine months ended September 30, 2015. Excluding transaction expenses, operating expenses were $181.0 million for the nine months ended September 30, 2016, compared to $160.4 million for the nine months ended September 30, 2015, with the increase largely attributable to incremental costs associated with the merger with Talmer and the Corporation's 2015 acquisitions of Monarch and Lake Michigan. (1)
The efficiency ratio is a measure of operating expenses as a percentage of net interest income and noninterest income. The Corporation's efficiency ratio was 85.2% in the third quarter of 2016, compared to 60.1% in the second quarter of 2016 and 62.1% in the third quarter of 2015. The Corporation's efficiency ratio for the nine months ended September 30, 2016 and 2015 was 70.8% and 64.2%, respectively. The Corporation's adjusted efficiency ratio, which excludes certain items including transaction expenses, was 53.2% in the third quarter of 2016, compared to 54.6% in the second quarter of 2016 and 58.6% in the third quarter of 2015. The Corporation's adjusted efficiency ratio for the nine months ended September 30, 2016 and 2015 was 54.9% and 59.7%, respectively. (1)
(1) Operating expenses, excluding transaction expenses, and the adjusted efficiency ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.

Income Tax Expense
The Corporation records its federal income tax expense using its estimate of the effective income tax rate expected for the full year and applies that rate on a year-to-date basis. The fluctuations in the Corporation's effective federal income tax rate reflect changes each period in the proportion of interest income exempt from federal taxation, nondeductible transaction costs and other nondeductible expenses relative to pretax income and tax credits.
The differences between the provision for federal income taxes computed at the federal statutory income tax rate and the amounts recorded in the consolidated financial statements were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Tax at statutory rate	$5,016	$12,707	$11,923	$29,400	$30,844
Changes resulting from:
Tax-exempt interest income	(1,321)	(1,130)	(1,033)	(3,599)	(2,809)
State taxes, net of federal benefit	(803)	—	—	(803)	—
Change in valuation allowance	(29)	—	—	(29)	—
Bank-owned life insurance adjustments	(169)	—	—	(524)	—
Director plan change in control	(525)	—	—	(525)	—
Income tax credits, net	(413)	(665)	(992)	(2,428)	(1,851)
Nondeductible transaction expenses	2,100	—	—	2,100	525
Other, net	(256)	(312)	(298)	708	91
Provision for federal income taxes	$3,600	$10,600	$9,600	$24,300	$26,800
Effective federal income tax rate	25.1%	29.2%	28.2%	28.9%	30.4%

Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $5.81 billion during the three months ended September 30, 2016, and $5.66 billion during the twelve months ended September 30, 2016. As of the merger date, the Corporation added $5.29 billion of deposits as part of the merger with Talmer, including $403.2 million of brokered deposits. The Corporation also experienced organic growth in customer deposits of $571 million and $477 million during the three and nine months ended September 30, 2016, respectively, which was partially offset by decreases related to maturing brokered deposits of $101 million and $158 million during the three and nine months ended September 30, 2016, respectively. The increase in deposits during the third quarter of 2016 was primarily due to a seasonal increase in municipal deposit accounts. The Corporation's loan-to-deposit ratio was 95.8% at September 30, 2016, 102.4% at June 30, 2016, 97.5% at December 31, 2015 and 94.8% at September 30, 2015. The Corporation had $68 million of cash deposits held at the FRB at September 30, 2016, compared to $26 million at June 30, 2016, $15 million at December 31, 2015 and $109 million at September 30, 2015. At September 30, 2016, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $465 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank and Talmer Bank and Trust are members of the FHLB and as such have access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had $894 million of short-term and long-term advances outstanding with the FHLB at September 30, 2016, and had an additional $444 million of borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, as of that date. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At September 30, 2016, the Corporation maintained an unused borrowing capacity of $273 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $240 million of federal funds from multiple third-party financial institutions at September 30, 2016. In addition, in conjunction with the merger with Talmer, the Corporation entered into a credit agreement of $145.0 million consisting of a $125.0 million term line-of credit and a $20.0 million revolving line-of-credit. The $20.0 million revolving line-of-credit was available for use at September 30, 2016. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the nine months ended September 30, 2016, Chemical Bank paid $90.5 million in cash dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $30.3 million. During 2015, Chemical Bank paid $56.9 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $36.9 million. The earnings of Chemical Bank are the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $78.3 million during the nine months ended September 30, 2016, compared to net income of $92.8 million during all of 2015. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting the Corporation, Chemical Bank and Talmer Bank and Trust.

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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At September 30, 2016, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, at September 30, 2016, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates. The Corporation did not project a 400 basis point decrease in interest rates at September 30, 2016 as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at September 30, 2016 follows:

	Gradual Change					Immediate Change
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.7)%	(2.2)%	—	(0.3)%	(0.7)%	(6.6)%
At September 30, 2016, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.3%, 0.7% and 6.6%, respectively, relative to the base case over the next twelve-month period. At September 30, 2016, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.2% and 4.7%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at September 30, 2016 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations at September 30, 2016 for 100 and 200 basis point increases in interest rates resulted in slight negative variances in net interest income, relative to the base case, due to the Corporation deploying excess cash and maturing variable-rate investment securities into fixed-rate loans over the past 18 months resulting in the Corporation's balance sheet being slightly liability sensitive. The Corporation's liability sensitive balance sheet position was partially offset by impact of the merger with Talmer, as Talmer's balance sheet had been asset sensitive. The Corporation's model simulations at September 30, 2016 for an immediate 400 basis point increase in interest rates resulted in a negative variance in net interest income, relative to the base case, due largely to the Corporation's liability sensitive balance sheet position resulting from $690 million of wholesale funding sources that are due to reprice in the fourth quarter of 2016.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio at September 30, 2016. Variable interest rate loans comprised approximately 36% of the Corporation's loan portfolio at September 30, 2016.

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
Certain information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned “Forward-Looking Statements” in this report for a discussion of the limitations on the Corporation's responsibility for such statements. In this discussion, “near term” means a period of one year following the date of the most recent consolidated statement of financial position contained in this report.

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information required under this item is set forth in Part I., Item 1. of this Quarterly Report of Form 10-Q in Note 1 of the Notes to Consolidated Financial Statements under the heading "Legal Matters" and is here incorporated by reference.
In addition, the Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business.
Item 1A. Risk Factors
Information concerning risk factors is contained in this report under the heading "Forward-Looking Statements" and in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended September 30, 2016:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 31, 2016	8,708	$37.40	—	500,000
August 31, 2016	42,722	44.94	—	500,000
September 30, 2016	27,228	44.84	—	500,000
Total	78,658	$44.07	—

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

10.1
Employment Agreement between David B. Ramaker and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.2
Employment Agreement between Dennis L. Klaeser and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.3
Employment Agreement between Lori A. Gwizdala and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.4
Employment Agreement between Daniel W. Terpsma and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.5
Employment Agreement between James E. Tomczyk and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.6
Chemical Financial Corporation Stock Incentive Plan of 2012. Previously filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.7
Chemical Financial Corporation Stock Incentive Plan of 2015. Previously filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.8
Chemical Financial Corporation Deferred Compensation Plan. Previously filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.9
Chemical Financial Corporation Directors’ Deferred Stock Plan. Previously filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.1
Chemical Financial Corporation Supplemental Retirement Income Plan. Previously filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date:	November 9, 2016	By:	/s/ David B. Ramaker
David B. Ramaker
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ Dennis L. Klaeser
Dennis L. Klaeser
Executive Vice President and Chief Financial Officer
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

10.1
Employment Agreement between David B. Ramaker and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.2
Employment Agreement between Dennis L. Klaeser and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.3
Employment Agreement between Lori A. Gwizdala and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.4
Employment Agreement between Daniel W. Terpsma and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.5
Employment Agreement between James E. Tomczyk and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.6
Chemical Financial Corporation Stock Incentive Plan of 2012. Previously filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.7
Chemical Financial Corporation Stock Incentive Plan of 2015. Previously filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.8
Chemical Financial Corporation Deferred Compensation Plan. Previously filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.9
Chemical Financial Corporation Directors’ Deferred Stock Plan. Previously filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.10
Chemical Financial Corporation Supplemental Retirement Income Plan. Previously filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.