Form 10-K
period 2016-12-31
CHEMICAL FINANCIAL CORP
filed 2017-03-01
CIK 19612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2016, determined using the closing price of the registrant's common stock on June 30, 2016 of $37.29 per share, as reported on The NASDAQ Stock Market®, was $1.35 billion. The number of shares outstanding of the registrant's Common Stock, $1 par value per share, as of February 27, 2017, was 71,068,446 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Chemical Financial Corporation for the April 26, 2017 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

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

PART I.
Item 1. Business.
General Business
Chemical Financial Corporation (Corporation), headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and incorporated in the State of Michigan. At December 31, 2016, the Corporation's consolidated total assets, loans, deposits and shareholders' equity were $17.36 billion, $12.99 billion, $12.87 billion and $2.58 billion, respectively, and the Corporation employed approximately 3,300 full-time equivalent employees. For more information about the Corporation's financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.
The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company (CBT) pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT's name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 25 community banks and 36 other branch bank offices through December 31, 2016. The Corporation's most recent transactions include the merger with Talmer Bancorp, Inc. (Talmer) during the third quarter of 2016, the acquisitions of Lake Michigan Financial Corporation (Lake Michigan) and Monarch Community Bancorp, Inc. (Monarch) during the second quarter of 2015 and the acquisition of Northwestern Bancorp, Inc. (Northwestern) during the fourth quarter of 2014. These transactions are discussed in more detail under the subheading "Mergers, Acquisitions and Branch Closings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.
The Corporation's business is concentrated in a single industry segment - commercial banking. The Corporation conducts its commercial banking activity through a single commercial bank subsidiary, Chemical Bank. Chemical Bank offers a full range of traditional banking and fiduciary products and services to residents and business customers in the bank's geographical market areas. These include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services, mortgage banking and other banking services. Chemical Bank operated through an internal organizational structure of seven regional banking units as of December 31, 2016. In addition, the Corporation owns, directly or indirectly, various non-bank operating and non-operating subsidiaries.
The principal markets for the Corporation's products and services are the communities in Michigan, Northeast Ohio and Northern Indiana where Chemical Bank's branches are located and the areas surrounding these communities. As of December 31, 2016, the Corporation and Chemical Bank served these markets through 249 banking offices. In addition to the banking offices, Chemical Bank operated eight loan production offices and over 272 automated teller machines, both on- and off-bank premises, as of December 31, 2016.
A summary of the composition of the Corporation's loan portfolio at December 31, 2016, 2015 and 2014 was as follows:

	December 31,
	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Composition of Loans:
Commercial	$3,217,300	25%	$1,905,879	26%	$1,354,881	24%
Commercial real estate	3,973,140	30	2,112,162	29	1,557,648	27
Real estate construction and land development	403,772	3	232,076	3	171,495	3
Residential mortgage	3,086,474	24	1,429,636	20	1,110,390	19
Consumer installment	1,433,884	11	877,457	12	829,570	15
Home equity	876,209	7	713,937	10	664,246	12
Total composition of loans	$12,990,779	100%	$7,271,147	100%	$5,688,230	100%
The Corporation's loan portfolio totaled $12.99 billion at December 31, 2016, compared to $7.27 billion and $5.69 billion at December 31, 2015 and 2014, respectively. The Corporation's loan portfolio increased $5.72 billion, or 78.7%, during 2016, with commercial loans increasing $1.31 billion, or 68.8%, commercial real estate loans increasing $1.86 billion, or 88.1%, real estate construction and land development increasing $171.7 million, or 74.0%, residential mortgage loans increasing $1.66 billion, or 115.9%, consumer installment loans increasing $556.4 million, or 63.4% and home equity loans increasing $162.3 million, or 22.7%. The growth in loans during 2016 was attributable to $4.88 billion of loans acquired in the merger with Talmer and $837.6 million of organic loan growth. The Corporation's loan portfolio increased $1.58 billion, or 27.8%, during 2015, with the increase attributable to $1.11 billion of loans acquired in the Lake Michigan and Monarch transactions and $476 million of organic loan growth. The Corporation's organic loan growth during 2016 and 2015 was the result of a combination of the Corporation increasing its loan market share in its lending markets and improving economic conditions in the Corporation's geographical concentrations. The Corporation's loan portfolio is not concentrated in any one industry.
The principal source of revenue for the Corporation is interest income and fees on loans, which accounted for 72%, 73% and 72% of total revenue in 2016, 2015 and 2014, respectively. No material part of the business of the Corporation or Chemical Bank is dependent upon a single customer or very few customers. Interest income on investment securities, services charges and fees on deposit accounts, wealth management revenue and mortgage banking are also significant sources of revenue. Interest income on investment securities accounted for 4%, 5% and 6% of total revenue in 2016, 2015 and 2014, respectively. Services charges and fees on deposit accounts accounted for 5%, 7% and 8% of total revenue in 2016, 2015 and 2014, respectively. Wealth management revenue accounted for 4% of total revenue in 2016 and 6% of total revenue in both 2015 and 2014. Mortgage banking revenue accounted for 4% of total revenue in 2016 and 2% of total revenue in both 2015 and 2014.
The Corporation offers services through the Wealth Management department of Chemical Bank. These services include trust, investment management and custodial services; financial and estate planning; and retirement and employee benefit programs. The Wealth Management department earns revenue largely from fees based on the market value of those assets under management, which can fluctuate as the market fluctuates. The Wealth Management department had assets under custodial and management arrangements of $4.41 billion, $3.71 billion and $3.73 billion as of December 31, 2016, 2015 and 2014, respectively. The Wealth Management department also sells investment products (largely annuity products and mutual funds) through its Chemical Financial Advisors program. Customer assets within the Chemical Financial Advisors program were $1.15 billion, $872.9 million and $877.8 million as of December 31, 2016, 2015 and 2014, respectively.
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
Banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the U.S.A. PATRIOT Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, Office of Foreign Assets Controls regulations, electronic funds transfer laws, redlining laws, predatory lending laws, laws prohibiting unfair and deceptive acts or practices, antitrust laws, environmental laws, anti-money laundering laws and privacy laws. These laws and regulations can have a significant effect on the operating and financial results of banks.
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
Chemical Bank is chartered by the State of Michigan and supervised, examined and regulated by the Michigan Department of Insurance and Financial Services (DIFS). Chemical Bank, as a member of the Federal Reserve System, is also supervised, examined and regulated by the FRB. Chemical Bank is also subject to regulation by the Consumer Financial Protection Bureau, which has responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, and Real Estate Settlement Procedures Act, and the Truth in Savings Act, among others, for institutions that have assets in excess of $10 billion. Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law.
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
In order for the Corporation to maintain financial holding company status, both the Corporation and Chemical Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Corporation or Chemical Bank ceases to meet these requirements, the FRB may impose corrective capital and/or managerial requirements and place limitations on the Corporation's ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the FRB may require the Corporation to divest of Chemical Bank. The Corporation and Chemical Bank were both categorized as "well-capitalized" and "well-managed" as of December 31, 2016.
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
The Corporation and Chemical Bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums, which could prohibit the payment of dividends under circumstances where the payment could be deemed an unsafe and unsound banking practice. Chemical Bank is required to obtain prior approval from the FRB for the declaration and payment of dividends to the Corporation if the total of all dividends declared in any calendar year will exceed the total of (i) Chemical Bank's net income (as defined by regulation) for that year plus (ii) the retained net income (as defined by regulation) for the preceding two years. In addition, federal regulatory authorities have stated that banking organizations should generally pay dividends only out of current operating earnings. Further, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Chemical Bank declared and paid dividends to the Corporation of $110.5 million and $56.9 million in 2016 and 2015, respectively. The Corporation utilized proceeds from the dividend from Chemical Bank in 2016 to fund a portion of the cash component of the merger consideration in the Talmer transaction. The Corporation utilized a portion of the proceeds from the dividend from Chemical Bank in 2015 to pay off subordinated debentures, which were acquired as part of the Lake Michigan transaction, during the first quarter of 2016. Dividends received from Chemical Bank in the past are not necessarily indicative of amounts that may be paid or available to be paid in the future.
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
A summary of the actual and minimum Basel III regulatory capital ratios for the Corporation and Chemical Bank as of December 31, 2016 follows:

	Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Actual Capital Ratios:
Chemical Financial Corporation	9.0%	10.7%	10.7%	11.5%
Chemical Bank	9.5%	11.4%	11.4%	12.0%
Minimum for capital adequacy purposes	4.0%	4.5%	6.0%	8.0%
Minimum to be well capitalized under prompt corrective action regulations	5.0%	6.5%	8.0%	10.0%
Minimum for capital adequacy, including capital conservation buffer(1)	4.0%	7.0%	8.5%	10.5%
(1) Assumes fully phased in capital conservation buffer of 2.5%. The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% and increasing by the same amount each year until fully implemented in January 2019. Failure to maintain the required capital conservation buffer may limit the Corporation's and Chemical Bank's ability to pay dividends or discretionary bonuses, among other things.
At December 31, 2016, the capital ratios of the Corporation and Chemical Bank exceeded the regulatory guidelines for institutions to be categorized as "well-capitalized." Under certain circumstances, the appropriate banking agency may treat a well capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. Additional information on the Corporation and Chemical Bank's capital ratios may be found under Note 19 to the consolidated financial statements under Item 8 of this report.
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
FDIC insured depository institutions are required to pay deposit insurance premiums based on an insured depository institution’s assessment base, calculated as its average consolidated total assets minus its average tangible equity. Chemical Bank’s current annualized premium assessments can range from $0.15 to $0.40 for each $100 of its assessment base. The rate charged depends on Chemical Bank’s performance on the FDIC’s "large and highly complex institution" risk-assessment scorecard, which includes factors such as Chemical Bank’s regulatory rating, its ability to withstand asset and funding-related stress, and the relative magnitude of potential losses to the FDIC in the event of Chemical Bank’s failure. The Corporation's FDIC DIF insurance premiums were $7.4 million in 2016, compared to $5.5 million in 2015 and $4.3 million in 2014.

In March 2016, the FDIC adopted rules to impose a surcharge, as required by the Dodd-Frank Act, on the quarterly deposit insurance assessments of insured depository institutions having total consolidated assets of at least $10 billion (like Chemical Bank). The surcharge would begin the calendar quarter after the DIF reserve ratio first reaches or exceeds 1.15% and would continue through the quarter that it first reaches or exceeds 1.35%.  Effective July 1, 2016, the FDIC began to assess large institution surcharges under this new rule.  Large banks will pay a quarterly surcharge, in addition to regular assessments, equal to an annual rate of 4.5 basis points. The assessment base for the surcharge will be a large bank's regular assessment base reduced by $10 billion (and subject to adjustment for affiliated banks). The surcharge will remain in place through the quarter that the DIF reserve ratio first reaches or exceeds 1.35%, but no later than December 31, 2018. If the DIF reserve ratio has not reached 1.35% by that date, the FDIC will impose a shortfall assessment on large banks in the first quarter of 2019, and collect it on June 30, 2019.

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
Enhanced Prudential Standards
A publicly traded bank holding company with $10 billion or more in consolidated assets must comply with certain provisions of the Federal Reserve's enhanced prudential standards (EPS). The holding company is required to establish a stand-alone, board level risk committee that must have a formal written charter approved by the board of directors. The risk committee is charged with approving and periodically reviewing the risk-management policies of the company and overseeing the operation of its global risk-management framework. The Corporation has a Standing Risk Management Committee of the board of directors.
Stress Tests
The Dodd-Frank Act mandates company-run stress tests requirements for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. The stress tests require bank holding companies to assess the potential impact of three macroeconomic scenarios - baseline, adverse, and seriously adverse - on the company's consolidated losses, revenues, balance sheet (including risk-weighted assets) and capital. Chemical will be required to submit a stress test report in 2018.

The Durbin Amendment
The Dodd-Frank Act included provisions that require that interchange fees in debit card transactions be "reasonable and proportionate" in relation to the cost of the transaction incurred by the card issuer (the "Durbin Amendment"). Under rules issued by the Federal Reserve, interchange fees on a debit card transaction are capped at $0.21 per transaction plus five basis points multiplied by that amount of the transaction are conclusively determined to be reasonable and proportionate. In addition, an issuer may charge up to 1 cent on each debit card transaction as a fraud prevention adjustment if the issuer meets certain fraud prevention standards. The interchange fee restrictions in the Durbin Amendment apply to debit card issuers with $10 billion or more in total consolidated assets. Chemical Bank became subject to these interchange restrictions beginning on January 1, 2017.
The Volcker Rule
The Volcker Rule implements Section 619 of the Dodd-Frank Act. The Volcker Rule prohibits "banking entities," such as the Corporation, Chemical Bank and their affiliates and subsidiaries, from owning, sponsoring, or having certain relationships with hedge funds and private equity funds (referred to as "covered funds") and engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments.
The Volcker Rule excepts certain transactions from the general prohibition against proprietary trading, including transactions in government securities (e.g., U.S. Treasuries or any instruments issued by the GNMA, FNMA, FHLMC, a Federal Home Loan Bank, or any state or a political division of any state, among others); transactions in connection with underwriting or market-making activities; and, transactions as a fiduciary on behalf of customers. Banking entities may also engage in risk-mitigating hedges if the entity can demonstrate that the hedge reduces or mitigates a specific, identifiable risk or aggregate risk position of the entity. The banking entity is required to conduct an analysis supporting its hedging strategy and the effectiveness of the hedges must be monitored and, if necessary, adjusted on an ongoing basis. Banking entities with more than $50 billion in total consolidated assets and liabilities that engage in permitted trading transactions are required to implement enhanced compliance programs, to regularly report data on trading activities to the regulators, and to provide a CEO attestation that the entity’s compliance program is reasonably designed to comply with the Volcker Rule.
Although the Volcker Rule became effective on April 1, 2014, on December 18, 2014, the Federal Reserve exercised its unilateral authority to extend the compliance deadline until July 21, 2016, with respect to covered funds. The Federal Reserve further indicated its intent to grant an additional one-year extension of the compliance deadline until July 21, 2017, and indicated it would re-evaluate its rules relating to the process by which banking entities would be able to apply for further five-year extensions.
Community Reinvestment Act (CRA)
Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, a bank's federal regulatory agency is required to assess the CRA compliance record of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the FRB will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application. Upon receiving notice that a subsidiary bank is rated less than "satisfactory," a financial holding company will be prohibited from additional activities that are permitted to a financial holding company and from acquiring any company engaged in such activities. Chemical Bank's CRA rating was "outstanding" as of December 31, 2016.
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

Chemical Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal banking agencies’ expectation for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 ("BSA") and subsequent laws and regulations require the bank to take steps to prevent the use of the bank or its systems to facilitate the flow of illegal or illicit money or terrorist funds. Those requirements include ensuring effective board and management oversight, establishing policies and procedures, performing comprehensive risk assessments, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive independent audit of BSA compliance activities. The USA PATRIOT Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued, and in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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
Availability of Information
The Corporation files reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including the financial statements and the financial statement schedules, but not including exhibits to those reports, may be obtained without charge upon written request to Dennis L. Klaeser, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on the Corporation's website at www.chemicalbankmi.com in the "Investor Information" section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of exhibits may be requested at the cost of 30 cents per page from the Corporation's corporate offices. In addition, interactive copies of the Corporation's 2016 Annual Report on Form 10-K and the 2017 Proxy Statement are available at www.edocumentview.com/chfc.

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
The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to net income that represents management's estimate of probable losses that have been incurred within the existing portfolio of loans. The level of the allowance for loan losses reflects management's continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, the value of real estate, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions and declines in real estate values affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation's control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation's allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any significant increase in the allowance for loan losses would likely result in a significant decrease in net income and may have a material adverse effect on the Corporation's financial condition and results of operations. See the sections captioned "Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 - Loans in the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data, located elsewhere in this report for further discussion related to the Corporation's process for determining the appropriate level of the allowance for loan losses.
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
Litigation filed against Talmer, its board of directors and the Corporation could result in the payment of damages following completion of the merger.
In connection with the merger, purported Talmer stockholders have filed putative class action lawsuits against Talmer, its board of directors and the Corporation. These lawsuits could result in substantial costs to the Corporation, including any costs associated with indemnification. The defense or settlement of the lawsuits may adversely affect the Corporation's business, financial condition, results of operations, cash flows and market price.

As a result of its growth, the Corporation has become subject to additional regulation, increased supervision and increased costs.
The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. The Corporation crossed this asset threshold as a result of the Talmer merger, and had $17.4 billion in assets as of December 31, 2016. As a result, the Corporation is now subject to the following:

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
Municipal bonds held by the Corporation totaled $923 million at December 31, 2016, and were issued by many different municipalities with no significant concentration in any single municipality. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on the financial condition and results of operations of the Corporation.
General economic conditions, and in particular conditions in the States of Michigan, Ohio and Indiana, affect the Corporation's business.
The Corporation is affected by general economic conditions in the United States, although most directly within Michigan, Ohio and Indiana. The Corporation's success depends primarily on the general economic conditions in the States of Michigan, Ohio and Indiana and the specific local markets in which the Corporation operates. The economic conditions in these local markets have a significant impact on the demand for the Corporation's products and services as well as the ability of the Corporation's customers to repay loans, the value of the collateral securing loans and the stability of the Corporation's deposit funding sources. A significant majority of the Corporation's loans are to individuals and businesses in Michigan. Consequently, any prolonged decline in Michigan's economy could have a materially adverse effect on the Corporation's financial condition and results of operations. A significant decline or a prolonged period of the lack of improvement in general economic conditions could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation's financial condition and results of operations.

If the Corporation does not adjust to changes in the financial services industry, its financial performance may suffer.
The Corporation's ability to maintain its financial performance and return on investment to shareholders will depend largely on its ability to continue to grow its loan portfolio and also, in part, on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing and/or new customers. In addition to other banks, competitors include savings and loan associations, credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the states in which the Corporation does business, regulation, and changes in technology and product delivery systems. New competitors may emerge to increase the degree of competition for the Corporation's customers and services. Financial services and products are also constantly changing. The Corporation's financial performance will also depend, in part, upon customer demand for its products and services and its ability to develop and offer competitive financial products and services.
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
Liquidity risk is the possibility of being unable to meet obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and earnings retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding. If the Corporation is unable to maintain adequate liquidity, then its business, financial condition and results of operations would be negatively affected.
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
Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The Corporation tests goodwill at least annually for impairment. Substantially all of the Corporation's goodwill at December 31, 2016 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. Core deposit intangible (CDI) assets represent the estimated value of stable customer deposits, excluding time deposits, acquired in business combinations, that provide a source of funds that are below market interest rates. The Corporation amortizes its CDI assets over the estimated period the corresponding customer deposits are expect to exist. The Corporation tests its CDI assets periodically for impairment. If the Corporation experiences higher than expected deposit run-off, its CDI assets could be impaired. If it is determined that the Corporation's goodwill or CDI assets have been impaired, the Corporation must recognize a write-down by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on the Corporation's financial condition and results of operations. At December 31, 2016, the Corporation had $1.13 billion of goodwill, representing 43.9% of shareholders' equity. The Corporation had $40.2 million of CDI assets at December 31, 2016.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the Corporation, including the ability to generate taxable net income. If, based on available information, it is more-likely-than-not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2016, the Corporation carried a valuation allowance against its deferred tax assets of $2.2 million. Charges to establish a valuation allowance with respect to the Corporation's deferred tax assets could have a material adverse effect on the financial condition and results of operations.
If the Corporation is required to recognize a valuation allowance with respect to its loan servicing rights asset, it could have a material adverse effect on the Corporation's financial condition and results of operations.
At December 31, 2016, the Corporation's loan servicing rights (LSR) asset held at amortized cost had a book value of $10.2 million and a fair value of approximately $15.9 million. The Corporation amortizes its LSR asset not elected for under the fair value accounting method in proportion to and over the period of corresponding net servicing income. The Corporation recognized a valuation allowance of $8 thousand at December 31, 2016 with respect to its LSR asset. If the Corporation is required to recognize an additional valuation allowance with respect to its LSR asset in the future, the Corporation's financial condition and results of operations could be negatively affected.
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
The Corporation is a separate and distinct legal entity from Chemical Bank. It receives substantially all of its revenue from dividends from Chemical Bank. These dividends are the principal source of funds to pay cash dividends on the Corporation's common stock. Various federal and/or state laws and regulations limit the amount of dividends that Chemical Bank may pay to the Corporation. In the event Chemical Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay cash dividends on its common stock. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. See the section captioned "Supervision and Regulation" in Item 1. Business and Note 19 - Regulatory Capital and Reserve Requirements in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.
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
The Corporation conducted business through 249 banking offices and eight loan production offices as of December 31, 2016. The Corporation has 220 branches located in Michigan, 27 branches located in Ohio and 2 branches located in Indiana through which it operates. The Corporation leases one main office building in Michigan, 62 branches in Michigan and 18 branches in Ohio. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.
The Corporation considers its properties to be suitable and adequate for operating its banking business.

Item 3. Legal Proceedings.
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016-151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and Chemical. The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that Chemical allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. ("KBW") served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. These two cases were consolidated as In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB, per an order entered on May 12, 2016. On October 31, 2016, the plaintiffs in this consolidated action again amended their complaint, adding additional factual allegations, adding KBW as a defendant, and asserting that KBW acted in concert with Chemical to aid and abet breaches of fiduciary duty by Talmer's directors. Talmer, Chemical, KBW and the individual defendants all believe that the claims asserted against each of them in the above-described consolidated action are without merit and intend to vigorously defend against these consolidated lawsuits. Talmer, Chemical, and KBW have filed motions for summary disposition requesting dismissal of this lawsuit, and these motions remain pending.
On June 16, 2016, a complaint was filed in the United States District Court for the Eastern District of Michigan by a purported Talmer shareholder, styled City of Livonia Employees’ Retirement System v. Chemical Financial Corporation, et. al., Docket No. 1:16-cv-12229. The plaintiff purports to bring the action "individually and on behalf of all others similarly situated," and requests certification as a class action. This lawsuit alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. The Complaint alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer’s shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys’ and experts’ fees, and that the Court grant such other relief as it deems just and proper. Talmer, Chemical, and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit. On October 18, 2016, the Court entered a stipulated order staying this action until the Oakland County Circuit Court issues rulings on motions to dismiss that the defendants anticipate filing in In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB.
As of December 31, 2016, Chemical Bank was a party, as plaintiff or defendant, to a number of other legal proceedings all of which were considered ordinary routine litigation incidental to its business or immaterial.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Corporation's common stock is traded on The NASDAQ Stock Market® under the symbol CHFC. As of December 31, 2016, there were approximately 70.6 million shares of the Corporation's common stock issued and outstanding, held by approximately 4,979 shareholders of record. The table below sets forth the range of high and low sales prices for transactions reported on The NASDAQ Stock Market® for the Corporation's common stock for the periods indicated.

	2016		2015
	High	Low	High	Low
First quarter	$36.45	$29.40	$31.56	$28.16
Second quarter	40.14	34.29	34.27	29.73
Third quarter	47.62	35.73	34.49	30.09
Fourth quarter	55.55	40.93	37.26	30.98
The earnings of Chemical Bank are the principal source of funds for the Corporation to pay cash dividends to its shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 19 to the consolidated financial statements in Item 8 of this report for a discussion of such limitations. The Corporation has paid regular cash dividends every quarter since it began operation as a bank holding company in 1973. Based on the financial condition of the Corporation at December 31, 2016, management expects the Corporation to pay quarterly cash dividends on its common shares in 2017. However, there can be no assurance as to future dividends because they are dependent on the Corporation's future earnings, capital requirements and financial condition, and may require regulatory approval. On February 20, 2017, the Corporation declared a first quarter 2017 cash dividend of $0.27 per share, payable on March 17, 2017.
The following table summarizes the quarterly cash dividends paid to shareholders over the past five years.

	Years Ended December 31,
	2016	2015	2014	2013	2012
First quarter	$0.26	$0.24	$0.23	$0.21	$0.20
Second quarter	0.26	0.24	0.23	0.21	0.20
Third quarter	0.27	0.26	0.24	0.22	0.21
Fourth quarter	0.27	0.26	0.24	0.23	0.21
Total	$1.06	$1.00	$0.94	$0.87	$0.82

Shareholder Return
The following line graph compares Chemical Financial Corporation's cumulative total shareholder return on its common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor's (S&P) 500 Stock Index and the KBW Nasdaq Regional Banking Index (Ticker: KRX). Both of these indices are based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW Nasdaq Regional Banking Index is published by Keefe, Bruyette & Woods, Inc. (KBW), an investment banking firm that specializes in the banking industry. The KBW Nasdaq Regional Banking Index is composed of 50 small and mid-cap U.S. regional banks or thrifts that are publicly traded. The line graph assumes $100 was invested on December 31, 2011.
The dollar values for total shareholder return plotted in the above graph are shown below:

	December 31,
	2011	2012	2013	2014	2015	2016
Chemical Financial Corporation	$100.00	$115.71	$159.28	$159.16	$183.67	$297.64
KBW Nasdaq Regional Banking Index	100.00	113.25	166.31	170.34	180.41	250.80
S&P 500 Stock Index	100.00	116.00	153.57	174.60	177.01	198.18

Equity Compensation Plans
Information about the Corporation's equity compensation plans as of December 31, 2016 is set forth in Part III, Item 12 of this report, and is here incorporated by reference.
Purchases of Equity Securities
The following schedule summarizes the Corporation's total monthly share repurchase activity for the fourth quarter of 2016:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2016 to October 31, 2016	103,505	$44.03	—	500,000
November 1, 2016 to November 30, 2016	21,086	50.03	—	500,000
December 1, 2016 to December 31, 2016	2,147	52.76	—	500,000
Total	126,738	$45.18	—

(1)
Represents shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of the Corporation's common stock in 2016 under the Corporation's share-based compensation plans, as these plans permit employees to use the Corporation's stock to satisfy such obligations based on the market value of the Corporation's stock on the date of vesting or date of exercise, as applicable.

Item 6. Selected Financial Data.
The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 from our audited consolidated financial statements. You should read this information together with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report. The financial information includes the impact of the merger with Talmer on August 31, 2016 and the acquisitions of Lake Michigan on May 31, 2015, Monarch on April 1, 2015 and Northwestern on October 31, 2014 and the acquisition of 21 branch offices from Independent Bank on December 7, 2012. See Note 2 to the consolidated financial statements in Item 8 of this report for information on these acquisitions. Our historical results shown in the following table and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Earnings Summary
Interest income	$410,379	$291,789	$227,261	$214,061	$210,758
Interest expense	29,298	17,781	14,710	17,414	23,213
Net interest income	381,081	274,008	212,551	196,647	187,545
Provision for loan losses	14,875	6,500	6,100	11,000	18,500
Noninterest income	122,350	80,216	63,095	60,409	54,684
Operating expenses	338,418	223,894	179,925	164,948	151,921
Income before income taxes	150,138	123,830	89,621	81,108	71,808
Income tax expense	42,106	37,000	27,500	24,300	20,800
Net income	108,032	86,830	62,121	56,808	51,008
Per Common Share Data
Basic earnings per common share	$2.21	$2.41	$1.98	$2.02	$1.86
Diluted earnings per common share	2.17	2.39	1.97	2.00	1.85
Cash dividends declared and paid	1.06	1.00	0.94	0.87	0.82
Book value at end of period	36.57	26.62	24.32	23.38	21.69
Tangible book value per share(1)	20.20	18.73	18.57	19.17	17.03
Market value at end of period	54.17	34.27	30.64	31.67	23.76
Common shares outstanding (in thousands)	70,599	38,168	32,774	29,790	27,499
Average diluted common shares (in thousands)	49,603	36,353	31,588	28,352	27,583
Balance Sheet Data
Total assets	$17,355,179	$9,188,797	$7,322,143	$6,184,708	$5,917,252
Investment securities	1,858,391	1,063,702	1,065,277	958,475	816,786
Total loans	12,990,779	7,271,147	5,688,230	4,647,621	4,167,735
Total deposits	12,873,122	7,456,767	6,078,971	5,122,385	4,921,443
Total liabilities	14,773,653	8,172,823	6,525,010	5,488,208	5,320,911
Total shareholders' equity	2,581,526	1,015,974	797,133	696,500	596,341
Tangible shareholders' equity(1)	1,425,998	714,901	606,419	571,947	466,168
Balance Sheet Averages
Total assets	$12,037,155	$8,481,228	$6,473,144	$5,964,592	$5,442,079
Total earning assets	10,856,795	7,851,134	6,095,064	5,628,969	5,116,127
Total loans	9,304,573	6,583,846	4,976,563	4,355,152	3,948,407
Total deposits	9,397,562	6,958,667	5,339,422	4,964,082	4,464,062
Total interest-bearing liabilities	7,821,366	5,704,205	4,349,977	4,181,921	3,868,108
Total shareholders' equity	1,546,721	919,328	754,211	626,555	587,451
Performance Ratios
Net interest margin	3.51%	3.49%	3.49%	3.49%	3.67%
Net interest margin (fully taxable equivalent)(2)	3.60	3.58	3.59	3.59	3.76
Return on average assets	0.90	1.02	0.96	0.95	0.94
Return on average shareholders' equity	7.0	9.4	8.2	9.1	8.7
Efficiency ratio	54.4	58.7	61.6	63.1	60.8
Dividend payout ratio	48.8	41.8	47.7	43.5	44.3
Consolidated Capital Ratios
Shareholders' equity as a percentage of total assets	14.9%	11.1%	10.9%	11.3%	10.1%
Tangible shareholders' equity as a percentage of tangible assets(1)	8.8	8.0	8.5	9.4	8.1
Year end ratios:
Tangible equity to tangible assets ratio(1)	8.1	8.1	8.4	9.4	8.1
Common equity tier 1 capital(3)	10.7	10.6	N/A	N/A	N/A
Tier 1 leverage ratio(3)	9.0	8.6	9.3	9.9	9.2
Tier 1 risk-based capital ratio(3)	10.7	10.7	11.1	12.7	12.0
Total risk-based capital ratio(3)	11.5	11.8	12.4	14.0	13.2
Asset Quality
Net loan charge-offs	$9,935	$8,855	$9,489	$16,419	$22,342
Net loan charge-offs as a percentage of average loans	0.11%	0.13%	0.19%	0.38%	0.57%
Year end balances:
Allowance for loan losses — originated loans	$78,268	$73,328	$75,183	$78,572	$83,991
Allowance for loan losses — acquired loans	—	—	500	500	500
Total nonperforming loans	44,334	62,225	50,644	61,897	71,298
Total nonperforming assets	61,521	72,160	64,849	71,673	89,767
Year end ratios:
Allowance for loan losses as a percentage of total originated loans	1.05%	1.26%	1.51%	1.81%	2.22%
Allowance for loan losses as a percentage of nonperforming loans	176.5	117.8	148.5	126.9	117.8
Nonperforming loans as a percentage of total loans	0.34	0.86	0.89	1.33	1.71
Nonperforming assets as a percentage of total assets	0.35	0.79	0.89	1.16	1.52

_____________________________________________________________________________

(1)	Denotes a non-GAAP Financial Measure, see section entitled "Non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measure.

(2)
Presented on a tax equivalent basis using a 35% tax rate for all periods presented. Denotes a non-GAAP Financial Measure, see section entitled Non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measure.

(3)	The years ended December 31, 2016 and 2015 are under Basel III transitional and the years ended December 31, 2014, 2013 and 2012 are under Basel I.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion describes our results of operations for the years ended December 31, 2016, 2015 and 2014 and also analyzes our financial condition as of December 31, 2016 as compared to December 31, 2015. This discussion should be read in conjunction with the "Selected Financial Data" and our audited consolidated financial statements and accompanying footnotes thereto included elsewhere in this Annual Report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see "Forward-Looking Statements" beginning on page 1 of this Annual Report.
Business Overview
Chemical Financial Corporation (Corporation) is a financial holding company headquartered in Midland, Michigan with its business concentrated in a single industry segment - commercial banking. The Corporation, through its wholly-owned subsidiary bank, Chemical Bank, offers a full range of traditional banking and fiduciary products and services. These products and services include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services, mortgage banking and other banking services.
The principal markets for the Corporation's products and services are communities in Michigan, Northeast Ohio and Northern Indiana where the branches of Chemical Bank are located and the areas surrounding these communities. As of December 31, 2016, Chemical Bank served these markets through 220 banking offices located in Michigan, 27 branches located in Northeast Ohio and 2 branches located in Northern Indiana. In addition to its banking offices, Chemical Bank operated eight loan production offices and 272 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of seven regional banking units. Chemical Bank's regional banking units are collections of branch banking offices organized by geographical region.
The principal source of revenue for the Corporation is interest and fees on loans, which accounted for 72.0% of total revenue in 2016, 73.1% of total revenue in 2015 and 72.1% of total revenue in 2014. Interest on investment securities, service charges and fees on deposit accounts, wealth management revenue and mortgage banking revenue are also significant sources of revenue, which combined, accounted for 18.0% of total revenue in 2016, 18.8% of total revenue in 2015 and 20.6% of total revenue in 2014. Revenue is influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.
Mergers, Acquisitions and Branch Closings
Merger with Talmer Bancorp, Inc.
On August 31, 2016, the Corporation acquired all the outstanding stock of Talmer Bancorp, Inc. ("Talmer") for total consideration of $1.61 billion, which included stock consideration of $1.50 billion and cash consideration of $107.6 million. As a result of the merger, the Corporation issued 32.1 million shares of its common stock based on an exchange ratio of 0.4725 shares of the Corporation's common stock, and paid $1.61 in cash, for each share of Talmer common stock outstanding. Talmer, a bank holding company, owned Talmer Bank and Trust, which was consolidated with and into Chemical Bank effective November 10, 2016. Talmer Bank and Trust operated a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 80 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, and northern Indiana. The merger with Talmer resulted in increases in the Corporation's total assets of $7.71 billion, including total loans of $4.88 billion, total deposits of $5.29 billion and investment securities of $810.6 million. In connection with the merger with Talmer, the Corporation recorded $846.7 million of goodwill, which was primarily due to the synergies and economies of scale expected from combining the operations of the Corporation and Talmer. In addition, the Corporation recorded $19.1 million of core deposit intangibles in conjunction with the merger.
The Corporation incurred $61.1 million of merger and acquisition-related transaction expenses during the year ended December 31, 2016, primarily related to the merger with Talmer, which reduced diluted earnings per share by $0.81.

Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, the Corporation acquired all of the outstanding stock of Lake Michigan Financial Corporation (Lake Michigan) for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, the Corporation issued approximately 4.3 million shares of its common stock, based on an exchange ratio of 1.326 shares of its common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company, owned The Bank of Holland and The Bank of Northern Michigan, which combined operated five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan were consolidated with and into Chemical Bank on November 13, 2015. The acquisition of Lake Michigan resulted in increases in the Corporation's total assets of $1.24 billion, including total loans of $985.5 million, and total deposits of $924.7 million, as of the acquisition date. In connection with the acquisition of Lake Michigan, the Corporation recorded $101.1 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
Acquisition expenses associated with the acquisition of Lake Michigan totaled $5.5 million during 2015, which reduced net income per common share by $0.11 in 2015.
Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, the Corporation acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, the Corporation issued 860,575 shares of its common stock based on an exchange ratio of 0.0982 shares of its common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank was consolidated with and into Chemical Bank on May 8, 2015. The acquisition of Monarch resulted in increases in the Corporation's total assets of $182.8 million, including total loans of $121.8 million, and total deposits of $144.3 million, as of the acquisition date. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition expenses associated with the acquisition of Monarch totaled $2.3 million during 2015, which reduced net income per common share by $0.04 in 2015.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121.0 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. At the acquisition date, Northwestern added total assets of $815.0 million, including total loans of $475.3 million, and total deposits of $794.4 million, to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
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
Branch Sales
In the fourth quarter of 2016, the Corporation sold the acquired Talmer Bank and Trust branch offices located in Chicago, Illinois and Las Vegas, Nevada. The sales of these two branches resulted in a total net gain on sale of $7.4 million.

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
The significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements included in Item 8 of this report. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," provide information on how significant assets and liabilities are measured in the consolidated financial statements and how those measurements are determined. Based on the techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for business combinations (including acquired loans), income and other taxes, fair value measurements and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews the following critical accounting policies with the Audit Committee of the board of directors at least annually.
Allowance for Loan Losses
The allowance for loan losses (allowance) is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. Loans represent the Corporation's largest asset type on the consolidated statements of financial position. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows and collateral values on impaired loans, estimated losses on non-impaired loans in the commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) and on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan. In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio, (ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual residential mortgage, consumer installment and home equity loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss experience, loan loss trends and giving consideration to estimated loss emergence periods, and (iv) a reserve for qualitative factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience. It is extremely difficult to identify and accurately measure the amount of losses that are inherent in the Corporation's loan portfolio. The Corporation uses a defined methodology to quantify the necessary allowance and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. Such methodology utilizes historical loss experience (net charge-offs) adjusted for qualitative factors, including trends in credit quality, composition of and growth in the Corporation's loan portfolio, and the overall economic environment in the Corporation's markets. These qualitative factors include many estimates and judgments. As a result, the Corporation could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2016. Notes 1 and 5 to the consolidated financial statements further describe the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows investors to aggregate acquired loans into loan pools that have common risk characteristics and use a composite interest rate and expectation of cash flows to be collected for the loan pools. The Corporation understands, as outlined in the American Institute of Certified Public Accountants' open letter to the Office of the Chief Accountant of the SEC dated December 18, 2009, and pending further standard setting, that for acquired loans that do not meet the scope criteria of ASC 310-30, a company may elect to account for such acquired loans pursuant to the provisions of either ASC Topic 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30. The Corporation elected to apply ASC 310-30, by analogy, to loans acquired in the Talmer, Lake Michigan, Monarch, Northwestern and OAK acquisitions that were determined not to have deteriorated credit quality, and therefore, did not meet the scope criteria of ASC 310-30. Accordingly, the Corporation follows the accounting and disclosure guidance of ASC 310-30 for these loans. Notes 1, 2 and 5 to the consolidated financial statements contain additional information related to loans acquired in the Talmer, Lake Michigan, Monarch, Northwestern and OAK acquisitions.
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
On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its estimate of taxable income and the applicable taxes expected for the full year, including the impact of any discrete items that have occurred. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets. The need for reserves for uncertain tax positions is reviewed quarterly based upon developments in tax law and the status of examinations or audits. As of December 31, 2016 and 2015, there were no federal income tax reserves recorded for uncertain tax positions.
Goodwill
Goodwill represents the excess of the purchase price of the Corporation's acquisition of various banks and bank branches over the fair value of the net assets acquired in the various acquisitions. The Corporation's goodwill totaled $1.13 billion at December 31, 2016, compared to $287.4 million at December 31, 2015. The increase in goodwill during 2016 was due to the merger with Talmer. Goodwill is not amortized, but rather is tested by management annually for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20, Goodwill (ASC 350-20). ASC 350-20 allows an entity to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. ASC 350-20 also allows an entity to bypass the qualitative assessment approach and determine if goodwill is impaired utilizing a quantitative assessment approach. The Corporation performed its 2016 annual goodwill impairment assessment as of October 31, 2016 utilizing the qualitative assessment approach.
In evaluating whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Corporation assesses relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Corporation's common stock, and other relevant factors. Based on the qualitative assessment performed, the Corporation determined that no goodwill impairment was evident as of the October 31, 2016 assessment date. The Corporation also determined that no triggering events occurred that indicated potential impairment of goodwill from the most recent assessment date through December 31, 2016 and that the Corporation's goodwill was not impaired at December 31, 2016. However, the Corporation could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the fair value of the Corporation's reporting units.
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
A number of valuation techniques are used to determine the fair value of assets and liabilities in the Corporation's financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by GAAP. See Note 3 to the Corporation's consolidated financial statements for more information on fair value measurements.
Accounting Standards Updates
See Note 1 to the Consolidated Financial Statements included in this report for details of accounting pronouncements adopted by the Corporation during 2016. See the following section for a description of pronouncements that have been released but are not adopted by the Corporation.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, the Corporation will be required to recognize the following for all leases (with the exception of short-term leases): (i) a right to use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term and (ii) a lease liability, which is a liability that represents lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for public companies for interim and annual periods beginning after December 15, 2018. The adoption of ASU 2016-02 is not expected to have a material impact on the Corporation's results of operations, but it is anticipated to result in a material increase in our assets and liabilities.
Credit Losses
In June, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.
ASU 2016-13 requires an entity measure expected credit losses for financial assets over the estimated lifetime of expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard includes the following core concepts in determining the expected credit loss estimate: (a) be based on an asset’s amortized cost (including premiums or discounts, net deferred fees and costs, foreign exchange and fair value hedge accounting adjustments), (b) reflect losses expected over the remaining contractual life of an asset (considering the effect of voluntary prepayments), (c) consider available relevant information about the estimated collectibility of cash flows (including information about past events, current conditions, and reasonable and supportable forecasts), and (d) reflect the risk of loss, even when that risk is remote.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies guidance on the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include; debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Corporation is currently evaluating the provisions of ASU 2016-15.
Mergers and Acquisitions
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business.ASU 2017-01 is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. The adoption of ASU 2017-01 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

Goodwill Impairment Measurement

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Subsequent to adoption of ASU 2017-04, goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance largely remains unchanged. ASU 2017-04 will be applied prospectively, and is effective for public business entities for annual and interim goodwill impairment tests beginning after December 15, 2009. The adoption of ASU 2017-04 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.
Non-GAAP Financial Measures
This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible book value per share, tangible equity to tangible assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding certain significant items (transaction expenses, net gain on the sale of branches and the change in fair value in loan servicing rights), including net income, diluted earnings per share, return on average assets, return on average shareholders' equity, operating expenses and the efficiency ratio. Management believes these non-GAAP financial measures provide useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to the Corporation's GAAP results.

A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found under the subheading "Average Balances, Fully Taxable Equivalent (FTE) Interest and Effective Yields and Rates" of this report.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Reconciliation of Non-GAAP Operating Results
Net Income
Net income, as reported	$108,032	$86,830	$62,121	$56,808	$51,008
Transaction expenses	61,134	7,804	6,388	—	—
Gain on sales of branch offices	(7,391)	—	—	—	—
Loan servicing rights change in fair value	(5,112)	—	—	—	—
Significant items	48,631	7,804	6,388	—	—
Income tax benefit(1)	(16,258)	(2,320)	(1,833)	—	—
Significant items, net of tax	32,373	5,484	4,555	—	—
Net income, excluding transaction expenses	$140,405	$92,314	$66,676	$56,808	$51,008
Diluted Earnings Per Share
Diluted earnings per share, as reported	$2.17	$2.39	$1.97	$2.00	$1.85
Effect of significant items, net of tax	0.64	0.15	0.14	—	—
Diluted earnings per share, excluding significant items	$2.81	$2.54	$2.11	$2.00	$1.85
Return on Average Assets
Return on average assets, as reported	0.90%	1.02%	0.96%	0.95%	0.94%
Effect of significant items, net of tax	0.27	0.07	0.07	—	—
Return on average assets, excluding significant items	1.17%	1.09%	1.03%	0.95%	0.94%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	6.98%	9.44%	8.20%	9.10%	8.70%
Effect of significant items, net of tax	2.10	0.60	0.60	—	—
Return on average shareholders' equity, excluding significant items	9.08%	10.04%	8.80%	9.10%	8.70%
Efficiency Ratio
Net interest income	$381,081	$274,008	$212,551	$196,647	$187,545
Noninterest income	122,350	80,216	63,095	60,409	54,684
Total revenue - GAAP	503,431	354,224	275,646	257,056	242,229
Net interest income FTE adj	9,642	7,452	5,975	5,355	5,037
Loan servicing rights change in fair value	(5,112)	—	—	—	—
Gains on sale of branch offices	(7,391)	—	—	—	—
Gains from closed branch locations and sale of investment securities	(669)	(779)	—	—	—
Total revenue - non-GAAP	$499,901	$360,897	$281,621	$262,411	$247,266
Operating expenses - GAAP	$338,418	$223,894	$179,925	$164,948	$151,921
Transaction expenses	(61,134)	(7,804)	(6,388)	—	—
Amortization of intangibles	(5,524)	(4,389)	(2,029)	(1,909)	(1,569)
Operating expenses - non-GAAP	$271,760	$211,701	$171,508	$163,039	$150,352
Efficiency ratio - GAAP	67.2%	63.2%	65.3%	64.2%	62.7%
Efficiency ratio - adjusted non-GAAP	54.4%	58.7%	60.9%	62.1%	60.8%
(1) Assumes transaction expenses are deductible at an income tax rate of 35%, except for the impact of estimated nondeductible expenses incurred in periods when the Corporation completes merger and acquisition transactions.

	December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Tangible Book Value
Shareholders' equity, as reported	$2,581,526	$1,015,974	$797,133	$696,500	$596,341
Goodwill, CDI and noncompete agreements, net of tax	(1,155,528)	(301,073)	(190,714)	(124,553)	(130,173)
Tangible shareholders' equity	$1,425,998	$714,901	$606,419	$571,947	$466,168
Common shares outstanding	70,599	38,168	32,774	29,790	27,499
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$36.57	$26.62	$24.32	$23.38	$21.69
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$20.20	$18.73	$18.50	$19.20	$16.95
Tangible Shareholders' Equity to Tangible Assets
Total assets, as reported	$17,355,179	$9,188,797	$7,322,143	$6,184,708	$5,917,252
Goodwill, CDI and noncompete agreements, net of tax	(1,155,528)	(301,073)	(190,714)	(124,553)	(130,173)
Tangible assets	$16,199,651	$8,887,724	$7,131,429	$6,060,155	$5,787,079
Shareholders' equity to total assets	14.9%	11.1%	10.9%	11.3%	10.1%
Tangible shareholders' equity to tangible assets	8.8%	8.0%	8.5%	9.4%	8.1%

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

Net Income
Net income in 2016 was $108.0 million or $2.17 per diluted share, compared to net income in 2015 of $86.8 million, or $2.39 per diluted share and net income in 2014 of $62.1 million, or $1.97 per diluted share. Net income included merger and acquisition-related expenses "transaction expenses" of $61.1 million in 2016 and $7.8 million in 2015. Net income in 2016 additionally included net gain on the sale of branches of $7.4 million and a benefit due to the change in fair value of loan servicing rights of $5.1 million. Excluding transaction expenses, net gain on sale of branches and the change in the fair value of loan servicing rights ("significant items"), net income in 2016 was $140.4 million or $2.81 per diluted share, compared to net income in 2015 of $92.3 million, or $2.54 per diluted share.(1) Excluding significant items, the increase in net income in 2016, compared to 2015, was primarily attributable to incremental earnings resulting from the merger with Talmer, while the increase in net income in 2015, compared to 2014, was primarily attributable to the Lake Michigan, Monarch and Northwestern acquisitions.
The Corporation's return on average assets was 0.90% in 2016, 1.02% in 2015, and 0.96% in 2014 and the Corporation's return on average shareholders' equity was 6.98% in 2016, 9.44% in 2015, 8.20% in 2014. Excluding significant items, the Corporation's return on average assets was 1.17% in 2016 and 1.09% in 2015, and the Corporation's return on average shareholders' equity was 9.08% in 2016 and 10.04% in 2015.(1)
(1)Net income, excluding significant items, diluted earnings per share, excluding significant items, return on average shareholders' equity, excluding significant items, and return on average assets, excluding significant items, are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."
Assets
Total assets were $17.4 billion at December 31, 2016, an increase of $8.17 billion, or 88.9%, from total assets at December 31, 2015 of $9.2 billion. The increase in total assets during 2016 was primarily attributable to the merger with Talmer, which increased the Corporation's total assets by $7.71 billion as of the merger date. The increase in total assets during 2016 was also attributable to loan growth that was funded by a combination of organic growth in customer deposits, an increase in FHLB advances and proceeds from maturing investment securities.
Average assets were $12.04 billion during 2016, an increase of $3.56 billion, or 41.9%, from average assets of $8.48 billion during 2015. Average assets during 2015 increased $2.01 billion, or 31.0%, from average assets of $6.47 billion during 2014. The increase in average assets during 2016, as compared to 2015, was attributable to a combination of the $7.71 billion of assets acquired in the merger with Talmer completed August 31, 2016 and additional net loan growth. The increase in average assets during 2015, as compared to 2014, was attributable to a combination of the $1.47 billion of assets acquired in the Lake Michigan and Monarch transactions and organic loan growth.

Investment Securities
The following table summarizes the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at December 31, 2016 and 2015:

	Maturity as of December 31, 2016(1)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(2)		Total Fair Value
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
Available-for-Sale:
U.S. Treasury securities	$5,793	0.95%	$—	—%	$—	—%	$—	—%	$5,793	0.95%	$5,793
Government sponsored agencies	71,233	1.11	82,888	1.43	56,363	1.78	4,527	1.85	215,011	1.42	215,011
State and political subdivisions	9,438	2.53	70,435	2.11	116,239	2.39	103,976	2.94	300,088	2.52	300,088
Residential mortgage-backed securities	54,204	1.55	143,937	1.60	48,400	2.08	25,741	2.31	272,282	1.74	272,282
Collateralized mortgage obligations	87,400	2.04	135,646	2.26	79,496	2.42	17,483	2.58	320,025	2.26	320,025
Corporate bonds	7,778	1.47	52,315	1.85	29,381	3.66	—	—	89,474	2.41	89,474
Preferred stock and trust preferred securities	—	—	—	—	—	—	32,291	2.95	32,291	2.95	32,291
Total investment securities available-for-sale	235,846	1.62	485,221	1.86	329,879	2.36	184,018	2.79	1,234,964	2.09	1,234,964
Held-to-Maturity:
State and political subdivisions	66,090	2.18	262,136	2.74	145,225	3.90	149,476	3.13	622,927	3.04	608,221
Trust preferred securities	—	—	—	—	—	—	500	4.00	500	4.00	310
Total investment securities held-to-maturity	66,090	2.18	262,136	2.74	145,225	3.90	149,976	3.13	623,427	3.05	608,531
Total investment securities	$301,936	1.74%	$747,357	2.17%	$475,104	2.83%	$333,994	2.95%	$1,858,391	2.41%	$1,843,495

(1)
Residential mortgage-backed securities, collateralized mortgage obligations and certain government sponsored agencies are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

(2)	The aggregate book value of securities issued by any single issuer, other than the U.S. government and government sponsored agencies, did not exceed 10% of the Corporation's shareholders' equity.
(3)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at December 31, 2016. Approximately 10% of the Corporation's investment securities at December 31, 2016 were variable-rate financial instruments.

	Maturity as of December 31, 2015(1)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(2)		Total Fair Value
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
Available-for-Sale:
U.S. Treasury securities	$—	—%	$5,765	0.95%	$—	—%	$—	—%	$5,765	0.95%	$5,765
Government sponsored agencies	59,963	0.66	132,207	1.11	2,648	1.08	171	1.14	194,989	0.97	194,989
State and political subdivisions	1,976	3.25	11,403	4.26	1,741	5.89	—	—	15,120	4.32	15,120
Residential mortgage-backed securities	42,110	1.39	114,971	1.37	28,803	1.62	1,884	3.15	187,768	1.43	187,768
Collateralized mortgage obligations	55,993	1.06	59,841	1.29	14,886	1.82	1,510	1.76	132,230	1.26	132,230
Corporate bonds	10,056	1.38	—	—	4,571	2.72	—	—	14,627	1.80	14,627
Preferred stock and trust preferred securities	—	—	—	—	—	—	3,232	4.25	3,232	4.25	3,232
Total investment securities available-for-sale	170,098	1.05	324,187	1.34	52,649	1.89	6,797	2.86	553,731	1.32	553,731
Held-to-Maturity:
State and political subdivisions	59,834	2.02	236,141	2.68	136,383	3.87	77,113	4.61	509,471	3.21	512,405
Trust preferred securities	—	—	—	—	—	—	500	5.75	500	5.75	300
Total investment securities held-to-maturity	59,834	2.02	236,141	2.68	136,383	3.87	77,613	4.62	509,971	3.22	512,705
Total investment securities	$229,932	1.30%	$560,328	1.91%	$189,032	3.32%	$84,410	4.48%	$1,063,702	2.23%	$1,066,436

(1)
Residential mortgage-backed securities, collateralized mortgage obligations and certain government sponsored agencies are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

(2)	The aggregate book value of securities issued by any single issuer, other than the U.S. government and government sponsored agencies, did not exceed 10% of the Corporation's shareholders' equity.
(3)
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
The carrying value of investment securities totaled $1.86 billion at December 31, 2016, compared to $1.06 billion at December 31, 2015. As part of the merger with Talmer, the Corporation added $810.6 million of investment securities. In addition, the Corporation utilized maturing available-for-sale investment securities during 2016 to significantly increase its holdings in state and political subdivisions and to partially fund loan growth. The Corporation increased its holdings in state and political subdivisions in 2016 and 2015, as it was able to identify municipal investments within its operating markets that both met its investment objectives and provided an attractive yield when compared to other investment securities options.
The Corporation's investment securities portfolio as of December 31, 2016 had a weighted average life of approximately 4.4 years and an effective duration of approximately 2.8 years.

The following table summarizes the carrying value of investment securities at December 31, 2016, 2015 and 2014:

	December 31,
(Dollars in thousands)	2016	2015	2014
Available-for-Sale:
U.S. Treasury securities	$5,793	$5,765	$8,259
Government sponsored agencies	215,011	194,989	263,503
State and political subdivisions	300,088	15,120	46,227
Residential mortgage-backed securities	272,282	187,768	239,807
Collateralized mortgage obligations	320,025	132,230	144,383
Corporate bonds	89,474	14,627	45,095
Preferred stock and trust preferred securities	32,291	3,232	1,590
Total investment securities available-for-sale	1,234,964	553,731	748,864
Held-to-Maturity:
State and political subdivisions	622,927	509,471	305,913
Trust preferred securities	500	500	10,500
Total investment securities held-to-maturity	623,427	509,971	316,413
Total investment securities	$1,858,391	$1,063,702	$1,065,277
At December 31, 2016, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt instruments issued by the U.S. Department of Treasury, totaling $5.8 million; government sponsored agency ("GSA") debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and Student Loan Marketing Corporation, totaling $215.0 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers mostly located in the State of Michigan, totaling $923.0 million; residential mortgage-backed securities ("MBSs"), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $272.3 million; collateralized mortgage obligations ("CMOs"), comprised of approximately 86.0% fixed-rate and 14.0% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, with average maturities of less than three years, totaling $320.0 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $89.5 million; preferred stock and trust preferred securities ("TRUPs"), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both a publicly-traded bank holding company and a small non-public bank holding company, totaling $32.8 million. Fixed-rate instruments comprised approximately 90.0% of the Corporation's investment securities portfolio at December 31, 2016.
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
The Corporation's investment securities portfolio, with a carrying value of $1.86 billion at December 31, 2016, had gross unrealized losses of $40.9 million at that date. Management believed that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, the Corporation believed the unrealized losses in its investment securities portfolio at December 31, 2016 was temporary in nature, and therefore, no impairment loss was recognized in the Corporation's Consolidated Statement of Income in 2016. However, other-than-temporary impairment ("OTTI") may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.
At December 31, 2016, the gross unrealized losses in the Corporation's investment securities portfolio of $40.9 million were comprised as follows: state and political subdivisions securities of $29.1 million, GSA securities, residential MBSs and

CMOs, combined, of $10.1 million, corporate bonds of $1.4 million and TRUPs of $0.3 million. The amortized costs and fair values of investment securities are disclosed in Note 4 to the Consolidated Financial Statements.
State and political subdivisions securities, included in both the available-for-sale and held-to-maturity investment securities portfolios, had an amortized cost of $934.6 million and gross unrealized losses of $29.1 million at December 31, 2016. The Corporation's state and political subdivisions securities are almost entirely from issuers mostly located in the State of Michigan and of which approximately 80.0% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross unrealized losses were attributable to state and political subdivisions securities with an amortized cost of $814.0 million that generally mature beyond 2017. It was the Corporation's assessment that the unrealized losses on these investment securities were attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the unrealized losses in its state and political subdivisions securities were temporary in nature at December 31, 2016.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $817.0 million and gross unrealized losses of $10.1 million at December 31, 2016. Virtually all of the investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized losses in its GSA securities, residential MBSs and CMOs were temporary in nature at December 31, 2016.
Corporate bonds included in the available-for-sale investment securities portfolio, had an amortized cost of $90.9 million and gross unrealized losses of $1.4 million at December 31, 2016. The investment securities in this category are investment grade securities and none have had recent downgrades. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized loss was temporary in nature at December 31, 2016.
At December 31, 2016, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.2 million. This TRUP represents a 10.0% interest in the TRUP of a well-capitalized non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. The Corporation determined that the unrealized loss on this TRUP was attributable to a lack of liquidity for issuances of this size. The Corporation concluded that the unrealized loss was temporary in nature at December 31, 2016.
At December 31, 2016, the Corporation expected to fully recover the entire amortized cost basis of each investment security in an unrealized loss position in its investment securities portfolio at that date. Furthermore, at December 31, 2016, the Corporation did not have the intent to sell any of its investment securities in an unrealized loss position and believed that it was more-likely-than-not that the Corporation would not have to sell any of its investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on any investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate and real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At December 31, 2016, the Corporation's loan portfolio was $12.99 billion and consisted of loans in the commercial loan portfolio totaling $7.59 billion, or 58.5% of total loans, and loans in the consumer loan portfolio totaling $5.40 billion, or 41.5% of total loans. Loans at fixed interest rates comprised 73.4% of the Corporation's total loan portfolio at December 31, 2016, compared to 74% at December 31, 2015 and 77% at December 31, 2014.
Chemical Bank is a full-service commercial bank and the acceptance and management of credit risk is an integral part of the Corporation's business. The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities throughout Michigan and additional communities located within Ohio, western Pennsylvania and northern Indiana. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.

Total loans were $12.99 billion at December 31, 2016, an increase of $5.72 billion, or 79%, from total loans of $7.27 billion at December 31, 2015. The increase in total loans during 2016 was attributable to $4.88 billion of loans acquired in the merger with Talmer and organic loan growth of $837.2 million, or 12%. Total loans increased $1.58 billion, or 28%, during 2015, from total loans of $5.69 billion at December 31, 2014. The increase in total loans during 2015 was attributable to $1.11 billion of loans acquired in the Lake Michigan and Monarch acquisitions and organic loan growth of $476 million, or 8.4%. Organic loan growth during 2016 and 2015 generally occurred across all major loan categories and across all of the Corporation's banking markets included as of each of those periods and was attributable to a combination of improving economic conditions and higher loan demand, as well as the Corporation increasing its market share in both its commercial and consumer loan portfolios.
A summary of the Corporation's acquisition-related loan growth during 2016 and 2015 follows:

	2016	2015
(Dollars in millions)	Talmer Bancorp, Inc. (August 31, 2016)	Lake Michigan (May 31, 2015)	Monarch (April 1, 2015)	Total
Commercial loan portfolio:
Commercial	$1,223	$301	$19	$320
Commercial real estate	1,590	532	45	577
Real estate construction	166	2	—	2
Subtotal	2,979	835	64	899
Consumer loan portfolio:
Residential mortgage	1,532	95	49	144
Consumer installment	159	8	—	8
Home equity	212	48	9	57
Subtotal	1,903	151	58	209
Total loans	$4,882	$986	$122	$1,108
The following table includes the composition of the Corporation's loan portfolio, by major loan category, as of December 31 for each of the past five years.

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial loan portfolio:
Commercial	$3,217,300	$1,905,879	$1,354,881	$1,176,307	$1,002,722
Commercial real estate	3,973,140	2,112,162	1,557,648	1,232,658	1,161,861
Real estate construction and land development	403,772	232,076	171,495	109,861	100,237
Subtotal — commercial loan portfolio	7,594,212	4,250,117	3,084,024	2,518,826	2,264,820
Consumer loan portfolio:
Residential mortgage	3,086,474	1,429,636	1,110,390	960,423	883,835
Consumer installment	1,433,884	877,457	829,570	644,769	546,036
Home equity	876,209	713,937	664,246	523,603	473,044
Subtotal — consumer loan portfolio	5,396,567	3,021,030	2,604,206	2,128,795	1,902,915
Total loans	$12,990,779	$7,271,147	$5,688,230	$4,647,621	$4,167,735
A discussion of the Corporation's loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $7.59 billion at December 31, 2016 included 142 loan relationships of $5.0 million or greater. These 142 loan relationships totaled $1.96 billion, which represented 25.8% of the commercial loan portfolio at December 31, 2016 and included 97 loan relationships that had outstanding balances of $10 million or higher, totaling $1.61 billion, or 21.2% of the commercial loan portfolio, at that date. The Corporation had 23 loan relationships that had outstanding balances of $20 million or higher, totaling $605.7 million, or 8.0% of the commercial loan portfolio, at December 31, 2016. The Corporation had 56 loan relationships at December 31, 2016 with loan balances greater than $5.0 million and less than $10 million, totaling $342.7 million, that had unfunded credit commitments totaling $356.7 million that, if advanced, could result in a loan relationship of $10 million or more.
The following table presents the contractual maturities of the Corporation's $7.59 billion commercial loan portfolio at December 31, 2016. The percentage of these loans maturing within one year was 22.0% at December 31, 2016, while the percentage of these loans maturing beyond five years remained low at 21.4% at December 31, 2016. At December 31, 2016, loans in the commercial loan portfolio with maturities beyond one year totaled $5.92 billion, with 68.5% of these loans at fixed interest rates.

	December 31, 2016
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,064,276	$1,739,072	$413,952	$3,217,300
Commercial real estate	517,175	2,333,992	1,121,973	3,973,140
Real estate construction and land development	91,514	223,846	88,412	403,772
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
Percent of total	22.0%	56.6%	21.4%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$572,841	$2,972,849	$1,080,768	$4,626,458
Variable interest rates	1,100,124	1,324,061	543,569	2,967,754
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
The following table presents the contractual maturities of the Corporation's $4.25 billion commercial loan portfolio at December 31, 2015.

	December 31, 2015
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$756,291	$907,100	$242,488	$1,905,879
Commercial real estate	257,426	1,392,219	462,517	2,112,162
Real estate construction and land development	74,671	103,027	54,378	232,076
Total	$1,088,388	$2,402,346	$759,383	$4,250,117
Percent of total	25.6%	56.5%	17.9%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$301,581	$1,776,914	$523,270	$2,601,765
Variable interest rates	786,807	625,432	236,113	1,648,352
Total	$1,088,388	$2,402,346	$759,383	$4,250,117
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
Commercial loans were $3.22 billion at December 31, 2016, an increase of $1.31 billion, or 68.8%, from commercial loans of $1.91 billion at December 31, 2015. Commercial loans grew organically by $88.2 million, or 4.6%, during 2016, with the remainder of the growth attributable to the merger with Talmer completed during the year. Commercial loans increased $551.0 million, or 40.7%, during 2015 from commercial loans of $1.35 billion at December 31, 2014. Commercial loans grew organically by $230.0 million, or 17.0%, during 2015, with the remainder of the growth attributable to the two acquisition transactions completed during the year. Commercial loans represented 24.8% of the Corporation's loan portfolio at December 31, 2016, compared to 26.2% and 23.8% at December 31, 2015 and 2014, respectively.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $3.97 billion at December 31, 2016, an increase of $1.86 billion, or 88.1%, from commercial real estate loans of $2.11 billion at December 31, 2015. Commercial real estate loans grew organically by $271.1 million during 2016, with the remainder of the growth attributable to the merger with Talmer completed during the year. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 42.7%, 55.8% and 1.5%, respectively, of the Corporation's commercial real estate loans outstanding at December 31, 2016. Commercial real estate loans increased $554.5 million, or 35.6%, during 2015 from commercial real estate loans of $1.56 billion at December 31, 2014. Commercial real estate loans represented 30.6% of the Corporation's loan portfolio at December 31, 2016, compared to 29.0% and 27.4% at December 31, 2015 and 2014, respectively.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $403.8 million at December 31, 2016, an increase of $171.7 million, or 74.0%, compared to $232.1 million at December 31, 2015. Real estate construction and land development loans increased $60.6 million, or 35.3%, during 2015 from real estate construction and land development loans of $171.5 million at December 31, 2014. Real estate construction and land development loans grew organically by $5.3 million during 2016, with the remainder of the growth attributable to the merger with Talmer completed during the year. The increase in real estate construction and land development loans during 2015 was largely attributable to advances on new and existing commercial construction projects, representing a combination of owner and non-owner occupied commercial properties. Real estate construction and land development loans represented 3.1% of the Corporation's loan portfolio at December 31, 2016, compared to 3.2% and 3.0% at December 31, 2015 and 2014, respectively.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At December 31, 2016, $0.3 million, or 0.1%, of the Corporation's $403.8 million of real estate construction and land development loans were considered impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms. At December 31, 2015, $1.0 million, or 0.4% of the Corporation's $232.1 million of real estate construction and land development loans were considered impaired.
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
Residential mortgage loans were $3.09 billion at December 31, 2016, an increase of $1.66 billion, or 115.9%, from residential mortgage loans of $1.43 billion at December 31, 2015. Residential mortgage loans grew organically by $125.2 million, or 8.8%, during 2016, with the remainder of the growth attributable to the merger with Talmer completed during the year. Residential mortgage loans increased $319.2 million, or 28.8%, during 2015 from residential mortgage loans of $1.11 billion at December 31, 2014. Residential mortgage loans grew organically by $175 million, or 16%, during 2015, with the remainder of the growth attributable to the Lake Michigan and Monarch transactions completed during the year. Residential mortgage loans historically involve the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased during the most recent economic downturn when the unemployment rate increased and real estate property values declined. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties.

Residential mortgage construction loans to consumers were $169.5 million at December 31, 2016, compared to $62.2 million at December 31, 2015 and $42.5 million at December 31, 2014. Residential mortgage loans represented 23.8% of the Corporation's loan portfolio at December 31, 2016, compared to 19.7% and 19.5% at December 31, 2015 and 2014, respectively. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $464 million at December 31, 2016, compared to $379 million at December 31, 2015.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $1.43 billion at December 31, 2016, an increase of $556.4 million, or 63.4%, from consumer installment loans of $877.5 million at December 31, 2015. Consumer installment loans increased $47.9 million, or 5.8%, during 2015 from consumer installment loans of $829.6 million at December 31, 2014. Consumer installment loans grew organically by $397.6 million during 2016, with the remainder of the growth attributable to the merger with Talmer completed during the year. At December 31, 2016, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 59.5%; recreational vehicles - 18.4%; marine vehicles - 17.1%; other collateral - 3.9%; and unsecured - 1.1%. Consumer installment loans represented 11.0% of the Corporation's loan portfolio at December 31, 2016, compared to 12.1% and 14.6% at December 31, 2015 and 2014, respectively.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line-of-credit. Home equity loans were $876.2 million at December 31, 2016, an increase of $162.3 million, or 22.7%, from home equity loans of $713.9 million at December 31, 2015. Home equity loans experienced net run-off of $50.2 million during 2016, with the offsetting increase attributable to the merger with Talmer completed during the year. Home equity loans increased $49.7 million, or 7.5%, during 2015 from home equity loans of $664.2 million at December 31, 2014. The growth in home equity loans during 2015 was attributable to the two acquisitions completed during the year. At December 31, 2016, approximately 66.4% of the Corporation's home equity loans were first lien mortgages and 33.6% were junior lien mortgages. Home equity loans represented 6.7% of the Corporation's loan portfolio at December 31, 2016, compared to 9.8% and 11.7% at December 31, 2015 and 2014, respectively. Home equity lines of credit comprised $437.8 million, or 49.3%, of the Corporation's home equity loans at December 31, 2016, compared to $278 million, or 39%, of home equity loans at December 31, 2015. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced net credit losses on consumer installment and home equity loans during 2016 of 15 basis points, compared to 17 basis points during 2015. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rates in Michigan, Ohio and Indiana were 5.0%, 4.9% and 4.0%, respectively, at December 31, 2016, compared to 5.1%, 4.8% and 4.6%, respectively, at December 31, 2015. The national average unemployment rate was 4.7% at December 31, 2016.
Asset Quality
Summary of Impaired Assets and Past Due Loans
A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans included nonperforming loans and all troubled debt restructurings ("TDRs").
Nonperforming assets consist of loans for which the accrual of interest has been discontinued, other real estate owned acquired through acquisitions or mergers, other real estate owned obtained through foreclosures and other repossessed assets. We do not consider accruing TDRs to be nonperforming assets. The level of nonaccrual is an important element in assessing asset quality. The Corporation transfers an originated loan that is 90 days or more past due to nonaccrual status, unless it believes the loan is both well-secured and in the process of collection. For loans classified as nonaccrual, including those with modifications, the Corporation does not expect to receive all principal and interest payments, and therefore, any payments are recognized as principal reductions when received.

Acquired loans, accounted for under ASC 310-30, that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans.
Nonperforming assets were $61.5 million at December 31, 2016, a decrease of $10.6 million, or 14.7%, from $72.2 million at December 31, 2015. The decrease in nonperforming assets during 2016 was primarily attributable to a reduction in nonperforming loans resulting from a combination of principal paydowns, loans upgraded to accruing status and net loan charge-offs. This decrease in nonperforming loans was partially offset by an increase in other real estate and repossessed assets primarily attributable to $13.2 million of other real estate acquired in the Talmer transaction during the third quarter of 2016. Nonperforming assets increased $7.3 million, or 11.3%, during 2015 from $64.8 million at December 31, 2014. Nonperforming assets represented 0.35%, 0.79% and 0.89% of total assets at December 31, 2016, 2015 and 2014, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area.
The following table provides a five-year history of impaired assets.

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial	$13,178	$28,554	$16,418	$18,374	$14,601
Commercial real estate	19,877	25,163	24,966	28,598	37,660
Real estate construction and land development	80	521	387	2,680	5,401
Residential mortgage	6,969	5,557	6,706	8,921	10,164
Consumer installment	879	451	500	676	739
Home equity	3,351	1,979	1,667	2,648	2,733
Total nonaccrual loans	44,334	62,225	50,644	61,897	71,298
Other real estate and repossessed assets	17,187	9,935	14,205	9,776	18,469
Total nonperforming assets	61,521	72,160	64,849	71,673	89,767
Accruing troubled debt restructurings
Commercial loan portfolio	45,388	46,141	44,450	40,253	29,665
Consumer loan portfolio	17,147	21,037	19,681	17,408	18,901
Total performing troubled debt restructurings	62,535	67,178	64,131	57,661	48,566
Total impaired assets	$124,056	$139,338	$128,980	$129,334	$138,333
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding loans accounted for under ASC 310-30
Commercial loan portfolio	$288	$618	$170	$726	$87
Consumer loan portfolio	995	1,669	1,903	1,271	2,272
Total accruing loans contractually past due 90 days or more as to interest or principal payments	$1,283	$2,287	$2,073	$1,997	$2,359
Nonperforming loans as a percent of total loans	0.34%	0.86%	0.89%	1.33%	1.71%
Nonperforming assets as a percent of total assets	0.35%	0.79%	0.89%	1.16%	1.52%
Impaired assets as a percent of total assets	0.71%	1.52%	1.76%	2.09%	2.34%
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $30.5 million, $35.9 million, $37.2 million, $37.3 million and $47.5 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at December 31, 2016 and 2015 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

(Dollars in thousands)	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
December 31, 2016
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$41,305	$4,377	$—	11%
With valuation allowance and charge-offs	9,115	857	10,524	58
With charge-offs and no valuation allowance	4,001	—	6,665	62
Without valuation allowance or charge-offs	24,102	—	—	—
Total impaired loans to commercial borrowers	$78,523	$5,234	$17,189	23%

December 31, 2015
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$20,635	$6,019	$—	29%
With valuation allowance and charge-offs	2,711	178	768	27
With charge-offs and no valuation allowance	18,718	—	16,373	47
Without valuation allowance or charge-offs	58,315	—	—	—
Total impaired loans to commercial borrowers	$100,379	$6,197	$17,141	20%
After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $50.4 million at December 31, 2016 required a specific allocation of the allowance for loan losses (valuation allowance) of $5.2 million, compared to $23.3 million of impaired loans in the commercial loan portfolio at December 31, 2015 which required a valuation allowance of $6.2 million. The decrease in the allowance coverage on impaired loans in the commercial loan portfolio was due to overall improvements in the appraised values for the collateral dependent impaired loans, principal paydowns and charge-offs previously taken.
Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2016 and 2015.

	December 31,
	2016		2015
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Commercial loan portfolio:
Commercial	$13,178	29.7%	$28,554	46.0%
Commercial real estate	19,877	44.8	25,163	40.4
Real estate construction and land development	80	0.2	521	0.8
Subtotal — commercial loan portfolio	33,135	74.7	54,238	87.2
Consumer loan portfolio:
Residential mortgage	6,969	15.7	5,557	8.9
Consumer installment	879	2.0	451	0.7
Home equity	3,351	7.6	1,979	3.2
Subtotal — consumer loan portfolio	11,199	25.3	7,987	12.8
Total nonperforming loans	$44,334	100.0%	$62,225	100.0%
Total nonperforming loans were $44.3 million at December 31, 2016, a decrease of $17.9 million, or 28.8%, compared to $62.2 million at December 31, 2015. The decrease in nonperforming loans during 2016 was primarily attributable to a combination of principal paydowns, loans upgraded to accruing status and net loan charge-offs. The Corporation's nonperforming loans in the commercial loan portfolio were $33.1 million at December 31, 2016, a decrease of $21.1 million, or 38.9%, from $54.2 million at December 31, 2015. Nonperforming loans in the commercial loan portfolio comprised 74.7% of total nonperforming loans at December 31, 2016, compared to 87.2% at December 31, 2015. The Corporation's nonperforming loans in the consumer loan portfolio were $11.2 million at December 31, 2016, an increase of $3.2 million, or 40.2%, from $8.0 million at December 31, 2015.
The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$62,225	$50,644
Additions during period	28,263	47,709
Principal balances charged off	(12,974)	(11,282)
Transfers to other real estate/repossessed assets	(7,046)	(6,510)
Return to accrual status	(6,410)	(4,004)
Payments received	(19,724)	(14,332)
Balance at end of period	$44,334	$62,225
Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at December 31, 2016 and 2015.

	December 31,
	2016		2015
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
$5,000,000 or more	—	$—	1	$10,009
$2,500,000 - $4,999,999	1	4,793	2	8,108
$1,000,000 - $2,499,999	7	10,526	9	16,479
$500,000 - $999,999	8	5,652	9	6,199
$250,000 - $499,999	10	3,809	16	5,560
Under $250,000	105	8,355	105	7,883
Total	131	$33,135	142	$54,238
Nonperforming commercial loans were $13.2 million at December 31, 2016, a decrease of $15.4 million, or 53.8%, from $28.6 million at December 31, 2015. The decrease in nonperforming commercial loans during 2016 was primarily attributable to a combination of principal paydowns, loans upgraded to accruing status and net loan charge-offs. Nonperforming commercial loans comprised 0.4% of total commercial loans at December 31, 2016, compared to 1.5% at December 31, 2015.
Nonperforming commercial real estate loans were $19.9 million at December 31, 2016, a decrease of $5.3 million, or 21.0%, from $25.2 million at December 31, 2015. Nonperforming commercial real estate loans comprised 0.5% of total commercial real estate loans at December 31, 2016, compared to 1.2% at December 31, 2015. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $12.1 million, $3.9 million and $3.9 million, respectively, at December 31, 2016. At December 31, 2016, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at December 31, 2016 was one customer relationship totaling $4.7 million that was primarily secured by vacant land and has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million.
Nonperforming real estate construction and land development loans were $0.1 million at December 31, 2016, compared to $0.5 million at December 31, 2015. Nonperforming real estate construction and land development loans comprised less than 0.1% of total real estate construction and land development loans at December 31, 2016, compared to 0.2% at December 31, 2015.
At December 31, 2016, the Corporation had nonperforming loans in the commercial loan portfolio of $1.7 million that were secured by real estate and were in various stages of foreclosure, compared to $1.6 million at December 31, 2015.

Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $7.0 million at December 31, 2016, an increase of $1.4 million, or 25.4%, from $5.6 million at December 31, 2015. Nonperforming residential mortgage loans comprised 0.2% of total residential mortgage loans at December 31, 2016, compared to 0.4% of total residential mortgage loans at December 31, 2015. At December 31, 2016, a total of $1.8 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $2.6 million at December 31, 2015.
Nonperforming consumer installment loans were $0.9 million at December 31, 2016, compared to $0.5 million at December 31, 2015.
Nonperforming home equity loans were $3.4 million at December 31, 2016, an increase of $1.4 million, or 69.3%, from $2.0 million at December 31, 2015. Nonperforming home equity loans comprised 0.4% of total home equity loans at December 31, 2016, compared to 0.3% of total home equity loans at December 31, 2015.
Troubled Debt Restructurings (TDRs)
The generally unfavorable economic climate that had existed during the most recent economic downturn resulted in a large number of both business and consumer customers experiencing cash flow issues making it difficult to maintain their loan balances in a performing status. The Corporation determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loans by reducing their monthly payments, would be able to bring their loan relationships to a performing status. The Corporation believes loan modifications will potentially result in a lower level of loan losses and loan collection costs than if the Corporation proceeded immediately through the foreclosure process with these borrowers. The loan modifications involve granting concessions to borrowers who are experiencing financial difficulty and, therefore, these loans meet the criteria to be considered TDRs.
The Corporation's accruing TDRs continue to accrue interest at the loan's original interest rate as the Corporation expects to collect the remaining principal balance on the loan. The Corporation's nonaccrual loans that meet the definition of a TDR do not accrue interest as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes the Corporation's TDRs at December 31, 2016 and 2015:

	Accruing TDRs				Total
(Dollars in thousands)	Current	Past Due 31-90 Days	Sub- Total	Nonaccrual TDRs
December 31, 2016
Commercial loan portfolio	$43,041	$2,347	$45,388	$25,397	$70,785
Consumer loan portfolio	16,690	457	17,147	5,134	22,281
Total TDRs	$59,731	$2,804	$62,535	$30,531	$93,066
December 31, 2015
Commercial loan portfolio	$45,570	$571	$46,141	$32,682	$78,823
Consumer loan portfolio	20,685	352	21,037	3,251	24,288
Total TDRs	$66,255	$923	$67,178	$35,933	$103,111
A summary of changes in the Corporation's accruing TDRs in the commercial loan portfolio follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$46,141	$44,450
Additions for modifications	13,238	9,292
Principal payments and pay-offs	(10,457)	(5,135)
Transfers from nonaccrual status	2,045	860
Transfers to nonaccrual status	(5,579)	(3,326)
Balance at end of period	$45,388	$46,141

Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $16.8 million at December 31, 2016, an increase of $7.1 million, or 73.0%, from $9.7 million at December 31, 2015. The increase in ORE during 2016 was primarily related to the merger with Talmer. Repossessed assets increased to $0.4 million at December 31, 2016, compared to $0.2 million at December 31, 2015, primarily due to the merger with Talmer.
The following schedule provides the composition of ORE at December 31, 2016 and 2015:

	December 31,
(Dollars in thousands)	2016	2015
Composition of ORE:
Vacant land	$5,473	$3,036
Commercial real estate properties	6,812	4,583
Residential real estate properties	4,527	2,097
Total ORE	$16,812	$9,716
The following schedule summarizes ORE activity during 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Balance at beginning of year	$9,716	$13,953
Additions attributable to acquisitions (at fair value)	13,227	440
Additions attributable to foreclosures	9,938	6,957
Write-downs to fair value	(636)	(1,421)
Net payments received	(1,560)	(45)
Dispositions	(13,873)	(10,168)
Balance at end of year	$16,812	$9,716
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation had $5.0 million in ORE at December 31, 2016 that had been held in excess of one year, of which $1.5 million had been held in excess of three years. The Corporation had $3.5 million of nonperforming loans that were in the process of foreclosure at December 31, 2016.
All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at December 31, 2016, the carrying value of ORE of $16.8 million was reflective of $12.3 million in charge-offs, write-downs and acquisition-related fair value adjustments.
During 2016, the Corporation sold 237 ORE properties for net proceeds of $19.2 million. On an average basis, the net proceeds from these sales represented 138% of the carrying value of the property at the time of sale, with the net proceeds representing 86% of the remaining contractual loan balance at the time these loans were classified as nonperforming.

Allowance for Loan Losses
The allowance for loan losses ("allowance") provides for probable losses in the originated loan portfolio that have been identified with specific customer relationships and for probable losses believed to be inherent in the remainder of the originated loan portfolio but that have not been specifically identified. The allowance is comprised of specific valuation allowances (assessed for originated loans that have known credit weaknesses and are considered impaired), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and a qualitative allowance based on environmental factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolio. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. The Corporation's methodology for measuring the adequacy of the allowance is comprised of several key elements, which include a review of the loan portfolio, both individually and by category, and consideration of changes in the mix and volume of the loan portfolio, actual delinquency and loan loss experience, review of collateral values, the size and financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors. Management believes that the allowance is currently maintained at an appropriate level, considering the inherent risk in the loan portfolio. Future significant adjustments to the allowance may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.
The following schedule summarizes information related to the Corporation's allowance for loan losses:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses:
Originated loans	$78,268	$73,328	$75,183	$78,572	$83,991
Acquired loans	—	—	500	500	500
Total	$78,268	$73,328	$75,683	$79,072	$84,491
Nonperforming loans	$44,334	$62,225	$50,644	$61,897	$71,298
Allowance for originated loans as a percent of:
Total originated loans	1.05%	1.26%	1.51%	1.81%	2.22%
Nonperforming loans	177%	118%	148%	127%	118%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	194%	169%	216%	191%	181%

A summary of the activity in the allowance for loan losses for the five years ended December 31, 2016 is included in the table below.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses - beginning of year	$73,328	$75,683	$79,072	$84,491	$88,333
Provision for loan losses	14,875	6,500	6,100	11,000	18,500
Loan charge-offs:
Commercial	(6,012)	(3,551)	(3,169)	(4,104)	(6,427)
Commercial real estate	(2,852)	(2,693)	(2,929)	(7,363)	(7,930)
Real estate construction and land development	(42)	(141)	(301)	(813)	(1,366)
Residential mortgage	(1,080)	(2,427)	(2,277)	(2,878)	(5,438)
Consumer installment	(4,751)	(4,182)	(4,194)	(3,993)	(4,605)
Home equity	(565)	(507)	(1,359)	(1,995)	(1,670)
Total loan charge-offs	(15,302)	(13,501)	(14,229)	(21,146)	(27,436)
Recoveries of loans previously charged off:
Commercial	1,258	970	900	1,783	744
Commercial real estate	1,791	1,218	873	1,086	2,246
Real estate construction and land development	36	—	836	23	2
Residential mortgage	376	515	651	346	562
Consumer installment	1,703	1,391	1,279	1,350	1,396
Home equity	203	552	201	139	144
Total loan recoveries	5,367	4,646	4,740	4,727	5,094
Net loan charge-offs	(9,935)	(8,855)	(9,489)	(16,419)	(22,342)
Allowance for loan losses - end of year	$78,268	$73,328	$75,683	$79,072	$84,491
Net loan charge-offs during the year as a percentage of average loans outstanding during the year	0.11%	0.13%	0.19%	0.38%	0.57%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, an allowance is established and allocated to acquired loans. There was no allowance needed for the acquired loan portfolio at December 31, 2016 or December 31, 2015.
The allocation of the allowance for loan losses in the table below is based upon ranges of estimates and is not intended to imply either limitations on the usage of the allowance or exactness of the specific amounts. The entire allowance attributable to originated loans is available to absorb future loan losses within the originated loan portfolio without regard to the categories in which the loan losses are classified. The allocation of the allowance is based upon a combination of factors, including historical loss factors, credit-risk grading, past-due experiences, and other factors, as discussed above.

	December 31,
	2016		2015		2014		2013		2012
(Dollars in millions)	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans	Allowance Amount	Percent of Originated Loans in Each Category to Total Loans
Originated loans:
Commercial	$22.4	25%	$21.9	26%	$18.0	25%	$18.2	25%	$18.8	24%
Commercial real estate	25.4	26	22.8	25	23.6	24	23.8	25	28.4	25
Real estate construction and land development	3.4	4	2.5	3	2.6	3	2.5	2	2.8	2
Residential mortgage	13.8	20	14.3	21	11.3	20	12.8	22	13.3	23
Consumer Installment	8.9	17	5.7	15	9.4	17	8.7	15	8.3	14
Home equity	4.4	8	6.1	10	7.6	11	8.1	11	7.2	12
Unallocated	—	—	—	—	2.7	—	4.5	—	5.2	—
Subtotal — originated loans	78.3	100%	73.3	100%	75.2	100%	78.6	100%	84.0	100%
Acquired loans	—		—		0.5		0.5		0.5
Total	$78.3		$73.3		$75.7		$79.1		$84.5
Deposits
Total deposits were $12.87 billion at December 31, 2016, an increase of $5.42 billion, or 72.6%, from total deposits at December 31, 2015 of $7.46 billion. The increase in total deposits during 2016 was attributable to organic growth in customer deposits of $121.7 million and deposits acquired in the merger with Talmer of $5.29 billion, including $403.2 million of brokered deposits. The organic growth in customer deposits during 2016 included increases in interest- and noninterest-bearing demand deposits and savings deposits of $672.6 million that were partially offset by a decline in certificate of deposit accounts of $550.9 million. Interest- and noninterest-bearing demand deposit and savings accounts were $9.86 billion at December 31, 2016, compared to $5.81 billion at December 31, 2015. Certificates of deposit were $3.01 billion at December 31, 2016, compared to $1.65 billion at December 31, 2015. Total deposits increased $1.38 billion during 2015 due primarily to $1.07 billion of deposits acquired in the Lake Michigan and Monarch transactions.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during 2016 and 2015, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
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
At December 31, 2016, the Corporation's time deposits, including CDARs, IRA deposits and other brokered funds, totaled $3.01 billion, of which $2.16 billion have stated maturities in 2017. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of December 31, 2016:

(Dollars in thousands)	Amount	Weighted Average Interest Rate
2017 maturities:
First quarter	$754,040	0.59%
Second quarter	678,331	0.88
Third quarter	364,858	0.77
Fourth quarter	362,248	0.81
Total 2017 maturities	2,159,477	0.75
2018 maturities	393,811	0.94
2019 maturities	167,132	1.26
2020 maturities	139,555	1.53
2021 maturities and beyond	150,392	1.54
Total time deposits	$3,010,367	0.88%

The below table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2016. Time deposits of $100,000 or more totaled $1.68 billion and represented 13.1% of total deposits at December 31, 2016.

	December 31, 2016
(Dollars in thousands)	Amount	Percent
Maturity:
Within 3 months	$465,848	27.6%
After 3 but within 6 months	427,545	25.4
After 6 but within 12 months	419,971	25.0
After 12 months	369,622	22.0
Total	$1,682,986	100.0%
Borrowed Funds
Borrowed funds consist of securities sold under agreements to repurchase with customers, short-term borrowings and long-term borrowings. Short-term borrowings, which generally have an original term to maturity of 30 days or less, consist of short-term Federal Home Loan Bank ("FHLB") advances and federal funds purchased which are utilized by the Corporation to fund short-term liquidity needs. Long-term borrowings consist of securities sold under agreements to repurchase with an unaffiliated third-party financial institution, long-term FHLB advances, a non-revolving line-of-credit, a revolving line-of-credit and subordinated debt obligations.
Securities Sold Under Agreements to Repurchase with Customers
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase with customers do not qualify as sales for accounting purposes. Securities sold under agreements to repurchase with customers were $343.0 million and $297.2 million at December 31, 2016 and 2015, respectively.
Short-term Borrowings
Short-term borrowings were $825.0 million and $100.0 million at December 31, 2016 and 2015, respectively. Short-term borrowings increased $725.0 million, or 725.0%, during 2016 and $15.0 million, or 17.6%, during 2015. The increase in short-term borrowings during 2016 was primarily due to the $387.5 million of short-term borrowings added related to the merger with Talmer, and short-term FHLB advances utilized by the Corporation to fund short-term liquidity needs resulting from loan growth.

A summary of short-term borrowings follows:

	December 31,
(Dollars in thousands)	2016	2015
Short-term borrowings:
Short-term FHLB advances	$825,000	$100,000
Federal funds purchased	—	—
Total short-term-borrowings	$825,000	$100,000
FHLB advances are borrowings from the Federal Home Loan Bank that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of loans eligible as collateral under the blanket security agreement was $5.14 billion at December 31, 2016. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs. The average daily balance, average interest rate during the period and maximum month-end balance of short-term FHLB advances during the year ended December 31, 2016 was $277.4 million, 0.49%, and $825.0 million, respectively.
Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.
Long-term Borrowings
Long-term borrowings were $597.8 million and $242.4 million at December 31, 2016 and 2015, respectively. The Corporation had no long-term borrowings at December 31, 2014. Long-term borrowings increased $355.5 million or 146.6% during 2016. The increase during 2016 was primarily due to the acquisition of $299.6 million of long-term borrowings related to the merger with Talmer.

A summary of the composition of the Corporation's long-term borrowings follows:

	December 31,
(Dollars in thousands)	2016	2015
Long-term borrowings:
Long-term FHLB advances	$438,538	$181,394
Securities sold under agreement to repurchase	19,144	17,453
Non-revolving line-of-credit	124,625	25,000
Subordinated debt obligations	15,540	18,544
Total long-term borrowings	$597,847	$242,391

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
During the second quarter of 2016, the Corporation borrowed $100.0 million of long-term FHLB advances which have a three-year term at a fixed-rate of 1.00%. During the first quarter of 2016, the Corporation borrowed $50.0 million of long-term FHLB advances which have a four-year term at a fixed-rate of 1.30%. The Corporation borrowed these FHLB advances to fund liquidity needs primarily resulting from loan growth.
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

Contractual Obligations and Credit-Related Commitments
The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. Refer to Notes 1, 12, 13 and 14 to the consolidated financial statements for a further discussion of these contractual obligations.
Contractual Obligations
The following schedule summarizes the Corporation's noncancelable contractual obligations and future required minimum payments at December 31, 2016.

	December 31, 2016
	Minimum Payments Due by Period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:
Deposits with no stated maturity(1)	$9,862,755	$—	$—	$—	$9,862,755
Time deposits with a stated maturity(1)	2,159,477	560,943	281,701	8,246	3,010,367
Short-term borrowings(1)	825,000	—	—	—	825,000
Long-term borrowings(1)	126,089	345,545	110,673	15,540	597,847
Operating leases and noncancelable contracts(2)	20,712	32,594	18,535	16,549	88,390
Other contractual obligations(3)	13,221	4,171	130	261	17,783
Total contractual obligations	$13,007,254	$943,253	$411,039	$40,596	$14,402,142
(1) Deposits, short-term borrowings and long-term borrowings exclude accrued interest.
(2) Future minimum lease payments are reduced by $312 thousand related to sublease income to be received in the following periods: $164 thousand (less than 1 year); $142 thousand (1 to 3 years) and $6 thousand (3 to 5 years).
(3) Includes commitments to fund qualified low income housing and other tax investment projects, private equity capital investments and other similar types of investments.
Credit-Related Commitments
The Corporation also has credit-related commitments that may impact liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of December 31, 2016.

(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit:
Loans to commercial borrowers	$1,068,877	$487,424	$165,833	$316,279	$2,038,413
Loans to consumer borrowers	287,817	163,533	154,692	53,931	659,973
Total unused commitments to extend credit	1,356,694	650,957	320,525	370,210	2,698,386
Undisbursed loan commitments(1)	578,181	—	—	—	578,181
Standby letters of credit	67,609	5,938	15,114	30,222	118,883
Total credit-related commitments	$2,002,484	$656,895	$335,639	$400,432	$3,395,450
(1) Includes $90.0 million of residential mortgage loan originations that were expected to be sold in the secondary market.
Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation. Refer to Note 12 to the consolidated financial statements for a further discussion of these obligations.
Cash Dividends
The Corporation's annual cash dividends paid per common share over the past five years were as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
Annual Cash Dividend (per common share)	$1.06	$1.00	$0.94	$0.87	$0.82

The Corporation has paid regular cash dividends every quarter since it began operating as a bank holding company in 1973. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, legal and regulatory restraints and other factors affecting the Corporation and Chemical Bank. Refer to Note 19 to the consolidated financial statements for a further discussion of factors affecting cash dividends.

Capital
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $2.58 billion at December 31, 2016, an increase of $1.57 billion, or 154.1%, from total shareholders' equity of $1.02 billion at December 31, 2015. The increase in shareholders' equity during 2016 was primarily attributable to the 32.1 million shares of common stock issued in the merger with Talmer. Total shareholders' equity as a percentage of total assets was 14.9% at December 31, 2016, compared to 11.1% at December 31, 2015. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $1.43 billion and $714.9 million at December 31, 2016 and 2015, respectively. The Corporation's tangible equity to tangible assets ratio was 8.8% and 8.0% at December 31, 2016 and 2015, respectively.(1)
(1) Tangible equity and the tangible equity to tangible assets ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."
Regulatory Capital
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets for the Corporation and Chemical Bank totaled $13.42 billion and $13.36 billion, respectively, at December 31, 2016, compared to $7.14 billion and $7.13 billion at December 31, 2015, respectively. The increase in risk-weighted assets during 2016 was largely attributable to the merger with Talmer Bank, in addition to organic loan growth.
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
The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at December 31, 2016, as shown in the following schedule:

	December 31, 2016
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	9.0%	10.7%	10.7%	11.5%
Chemical Bank	9.5	11.4	11.4	12.0
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for "well-capitalized" capital adequacy purposes	5.0	6.5	8.0	10.0
As of December 31, 2016, the Corporation and Chemical Bank's capital ratios exceeded the minimum levels required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 19 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2016, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase program.
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
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB) and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation's largest source of net revenue (net interest income plus noninterest income), representing 75.7%, 77.4% and 77.1% of net revenue in 2016, 2015 and 2014, respectively. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.
Net interest income in 2016, 2015 and 2014 was $381.1 million, $274.0 million and $212.6 million, respectively. Net interest income (FTE) in 2016, 2015 and 2014 was $390.7 million, $281.5 million and $218.5 million, respectively. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income were $9.6 million, $7.5 million and $6.0 million for 2016, 2015 and 2014, respectively. These adjustments were computed using a 35% federal income tax rate. Please refer to the section entitled "Non-GAAP Financial Measures."
Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates(1)
The following table presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for 2016, 2015 and 2014.

	Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate (1)	Average Balance	Interest (FTE)	Effective Yield/ Rate (1)	Average Balance	Interest (FTE)	Effective Yield/ Rate (1)
ASSETS
Interest-Earning Assets:
Loans(2)	$9,304,573	$386,575	4.15%	$6,594,507	$274,341	4.16%	$4,982,986	$211,608	4.25%
Taxable investment securities	706,567	10,989	1.56	683,612	8,786	1.29	667,978	9,147	1.37
Tax-exempt investment securities	595,677	18,929	3.18	415,092	13,956	3.36	279,709	10,850	3.88
Other interest-earning assets	55,341	1,973	3.57	34,188	1,648	4.82	25,967	1,224	4.71
Interest-bearing deposits with FRB and other banks	194,637	1,555	0.80	123,735	510	0.41	138,424	407	0.29
Total interest-earning assets	10,856,795	420,021	3.87%	7,851,134	299,241	3.81%	6,095,064	233,236	3.83%
Less: Allowance for loan losses	(73,136)			(75,378)			(78,126)
Other Assets:
Cash and cash due from banks	186,706			155,109			126,142
Premises and equipment	118,080			105,904			79,278
Interest receivable and other assets	948,710			444,459			250,786
Total Assets	$12,037,155			$8,481,228			$6,473,144
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,143,064	$3,277	0.15%	$1,661,592	$1,465	0.09%	$1,234,347	$1,197	0.10%
Savings deposits	2,534,038	2,877	0.11	1,947,659	1,512	0.08	1,472,092	1,325	0.09
Time deposits	2,154,118	16,867	0.78	1,557,425	12,429	0.80	1,307,058	11,732	0.90
Short-term borrowings	571,510	1,660	0.29	420,529	453	0.11	334,785	414	0.12
Long-term borrowings	418,636	4,617	1.10	117,000	1,922	1.64	1,695	42	2.48
Total interest-bearing liabilities	7,821,366	29,298	0.37	5,704,205	17,781	0.31	4,349,977	14,710	0.34
Noninterest-bearing deposits	2,566,342	—	—	1,791,991	—	—	1,325,925	—	—
Total deposits and borrowed funds	10,387,708	29,298	0.28	7,496,196	17,781	0.24	5,675,902	14,710	0.26
Interest payable and other liabilities	102,726			65,704			43,031
Shareholders' equity	1,546,721			919,328			754,211
Total Liabilities and Shareholders' Equity	$12,037,155			$8,481,228			$6,473,144
Net Interest Spread (average yield earned minus average rate paid)			3.50%			3.50%			3.49%
Net Interest Income (FTE)		$390,723			$281,460			$218,526
Net Interest Margin (Net interest income (FTE) divided by total average interest-earning assets)			3.60%			3.58%			3.59%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$390,723			$281,460			$218,526
Adjustments for taxable equivalent interest(1):
Loans		(3,030)			(2,569)			(2,179)
Tax-exempt investment securities		(6,612)			(4,883)			(3,796)
Total taxable equivalent interest adjustments		(9,642)			(7,452)			(5,975)
Net interest income (GAAP)		381,081			274,008			212,551
Net interest margin (GAAP)		3.51%			3.49%			3.49%

(1) Fully taxable equivalent basis using a federal income tax rate of 35%. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. Please refer to the section entitled "Non-GAAP Financial Measures."

(2) Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Also, tax equivalent interest includes net loan fees.
Net interest income (FTE) of $390.7 million in 2016 was $109.3 million, or 38.8%, higher than net interest income (FTE) of $281.5 million in 2015. The increase in net interest income (FTE) in 2016, compared to 2015, was primarily attributable to an increase of $2.71 billion in the average volume of loans outstanding, including the impact of $4.88 billion of loans from the Talmer merger. The net interest margin was 3.60% in 2016, compared to 3.58% in 2015. The average yield on interest-earning assets increased 6 basis points to 3.87% in 2016 from 3.81% in 2015, with the increase primarily attributable to the increase in the average volume of loans outstanding, including the impact of loans from the Talmer merger and organic loan growth. The average yield on loans decreased 1 basis point to 4.15% in 2016 from 4.16% in 2015. The average cost of interest-bearing liabilities increased 6 basis points to 0.37% in 2016 from 0.31% in 2015, with the increase attributable to the change in funding mix, in part due to the Talmer merger and the increase in deposit rates due to rise in market rates.

Net interest income (FTE) of $281.5 million in 2015 was $62.9 million, or 28.8%, higher than net interest income (FTE) of $218.5 million in 2014. The increase in net interest income (FTE) in 2015, compared to 2014, was primarily attributable to an increase of $1.61 billion in the average volume of loans outstanding, including the impact of the $1.58 billion of loans acquired in the three acquisitions that occurred during 2015 and 2014, and the favorable impact of interest-bearing deposits, primarily certificates of deposit, repricing lower during 2015. The increases attributable to loan growth and deposits repricing were partially offset by the unfavorable impact of interest-earning assets, primarily loans, repricing during 2015 and an increase in higher-cost wholesale funding resulting from the Lake Michigan acquisition and the Corporation utilizing long-term FHLB advances to partially fund loan growth. The net interest margin was 3.58% in 2015, compared to 3.59% in 2014. The average yield on interest-earning assets decreased 2 basis points to 3.81% in 2015 from 3.83% in 2014, with the decrease primarily attributable to loans repricing at lower interest rates. The average yield on loans decreased 9 basis points to 4.16% in 2015 from 4.25% in 2014, with declines occurring across all major loan categories. The average cost of interest-bearing liabilities decreased 3 basis points to 0.31% in 2015 from 0.34% in 2014, with the decrease attributable to the repricing of time deposits at lower interest rates as they matured and were renewed in the continued low interest rate environment.
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
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% at the end of 2008 and remained at this historically low rate until December 2015, when it was increased to 3.50% and then increased again to 3.75% in December 2016. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

Volume and Rate Variance Analysis
The below table presents the effect of volume and rate changes on interest income and expense. Changes in volume are changes in in the average balance multiplied by the previous year's average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
(Dollars in thousands)	Average Volume(1)	Average Yield/ Rate(1)		Average Volume(1)	Average Yield/ Rate(1)
Changes in Interest Income on Interest-Earning Assets:
Loans	$114,289	$(2,055)	$112,234	$69,542	$(6,809)	$62,733
Taxable investment securities/other assets	1,144	1,384	2,528	573	(510)	63
Tax-exempt investment securities	5,781	(808)	4,973	4,743	(1,637)	3,106
Interest-bearing deposits with the FRB and other banks	730	315	1,045	(47)	150	103
Total change in interest income on interest-earning assets	121,944	(1,164)	120,780	74,811	(8,806)	66,005
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	485	1,327	1,812	405	(137)	268
Savings deposits	537	828	1,365	434	(247)	187
Time deposits	4,800	(362)	4,438	2,027	(1,330)	697
Short-term borrowings	3,265	(433)	2,832	203	(164)	39
Long-term borrowings	1,007	62	1,069	1,841	39	1,880
Total change in interest expense on interest-bearing liabilities	10,094	1,422	11,516	4,910	(1,839)	3,071
Total Change in Net Interest Income (FTE)(2)	$111,850	$(2,586)	$109,264	$69,901	$(6,967)	$62,934

(1) The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Fully taxable equivalent basis using a federal income tax rate of 35%. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

Provision for Loan Losses
The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $14.9 million in 2016, compared to $6.5 million in 2015 and $6.1 million in 2014.
The Corporation experienced net loan charge-offs of $9.9 million in 2016, compared to $8.9 million in 2015 and $9.5 million in 2014. Net loan charge-offs as a percentage of average loans were 0.11% in 2016, compared to 0.13% in 2015 and 0.19% in 2014. Net loan charge-offs in the commercial loan portfolio totaled $5.8 million in 2016, compared to $4.2 million in 2015 and $3.8 million in 2014 and represented 58.6% of total net loan charge-offs during 2016 compared to 47.4% during 2015 and 39.9% during 2014. Net loan charge-offs in the consumer loan portfolio totaled $4.1 million in 2016, compared to $4.7 million in 2015 and $5.7 million in 2014.

The Corporation's provision of $14.9 million in 2016 was $4.9 million higher than 2016 net loan charge-offs, while the provision of $6.5 million in 2015 was $2.4 million lower than 2015 net loan charge-offs. The provision was higher in 2016 due to significant organic growth in its loan portfolio.

Noninterest Income
The following table presents the major components of noninterest income for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Noninterest income
Service charges and fees on deposit accounts	$28,136	$25,481	$22,414
Wealth management revenue	22,601	20,552	16,015
Electronic banking fees	23,433	19,119	13,480
Mortgage banking revenue	21,859	6,133	5,041
Other fees for customer services	4,939	4,428	3,539
Title insurance commissions	1,874	1,966	1,559
Gain on sale of investment securities	129	630	—
Bank-owned life insurance	1,836	646	281
Rental income	592	466	145
Gain on sale of branch offices	7,391	—	—
Gain on sale of closed branch offices and other assets	—	266	—
Gain on sale of merchant card servicing business	—	—	400
Other income	9,560	529	221
Total noninterest income	$122,350	$80,216	$63,095
Significant items(1)	12,505	—	—
Noninterest income excluding significant items(1)	$109,845	$80,216	$63,095
Noninterest income as a percentage of:
Net revenue (net interest income plus noninterest income)	24.3%	22.6%	22.9%
Average total assets	1.02	0.95	0.97
Net revenue, excluding significant items(1)	21.82	22.65	22.89
Average total assets, excluding significant items(1)	0.91	0.95	0.97
(1) Significant items include net gain on the sale of branch offices and the change in fair value in loan servicing rights, included within "Mortgage banking revenue". Noninterest income, excluding significant items, as a percentage of net revenue and average total assets, are non-GAAP financial measures. See the section entitled "Non-GAAP Financial Measures."
Noninterest income was $122.4 million in 2016, $80.2 million in 2015 and $63.1 million in 2014. Noninterest income in 2016 included significant items of $12.5 million in 2016, related to the recognition of net gain on the sale of branch offices and the change in fair value in loan servicing rights. Excluding these significant items, noninterest income increased $29.6 million, or 36.94%, in 2016, compared to 2015, with the increase primarily attributable to the incremental revenue resulting from the transactions with Talmer, Lake Michigan and Monarch. Noninterest income increased $17.1 million, or 27.14%, in 2015, compared to 2014, with the increase attributable to all major components of noninterest income that was largely driven by the acquisitions of Lake Michigan, Monarch and Northwestern.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $28.1 million in 2016, $25.5 million in 2015 and $22.4 million in 2014. Service charges and fees on deposit accounts increased $2.7 million, or 10.4%, in 2016, compared to 2015, and $3.1 million, or 13.7%, in 2015, compared to 2014, due primarily to additional fees earned as a result of the aforementioned transactions. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $21.0 million in 2016, compared to $18.7 million in 2015 and $17.6 million in 2014.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Wealth management revenue was $22.6 million in 2016, $20.6 million in 2015 and $16.0 million in 2014. Wealth management revenue increased $2.0 million, or 10.0%, in 2016, compared to 2015, and wealth management revenue increased $4.5 million, or 28.3%, in 2015, compared to 2014, with the increases due primarily to a combination of improving equity market performance that led to increased assets under management, growth in assets under management resulting from new customer accounts and the impact of the merger and acquisitions transactions previously discussed. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $4.7 million in 2016, compared to $3.9 million in 2015 and $3.7 million in 2014.
At December 31, 2016, the estimated fair value of trust assets under administration was $4.41 billion (including discretionary assets of $2.43 billion and nondiscretionary assets of $1.97 billion), compared to $3.71 billion at December 31, 2015 (including discretionary assets of $2.11 billion and nondiscretionary assets of $1.60 billion), and $3.73 billion at December 31, 2014 (including discretionary assets of $2.10 billion and nondiscretionary assets of $1.63 billion). The Corporation also had customer assets within the Chemical Financial Advisors program of $1.15 billion at December 31, 2016, compared to $872.9 million at December 31, 2015 and $877.8 million at December 31, 2014.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $23.4 million in 2016, $19.1 million in 2015 and $13.5 million in 2014. Electronic banking fees increased $4.3 million, or 22.6%, in 2016, compared to 2015, and increased $5.6 million, or 41.8%, in 2015, compared to 2014, due to a combination of increased debit card and ATM transaction activity and the impact of merger and acquisition transactions.
Mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $21.9 million in 2016, $6.1 million in 2015 and $5.0 million in 2014. MBR increased $15.7 million, or 256.4%, in 2016, compared to 2015, due primarily to the Talmer merger and a higher volume of loans sold in the secondary market. MBR increased $1.1 million, or 21.7%, in 2015, compared to 2014, due primarily to a higher volume of loans sold in the secondary market. The Corporation sold $707.8 million of residential mortgage loans in the secondary market during 2016, compared to $222.6 million during 2015 and $149 million during 2014. At December 31, 2016, the Corporation was servicing $7.37 billion of residential mortgage loans that had been originated in the Corporation's market areas and subsequently sold in the secondary market, compared to $2.08 billion at December 31, 2015 and $2.09 billion at December 31, 2014. The significant increase in the Corporation's loan servicing portfolio during 2015 was attributable to the Northwestern transaction.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $6.5 million at December 31, 2016, compared to $4.0 million at December 31, 2015, with the increase during 2016 attributable to the reserve for probable losses associated with loans previously sold in the secondary market from the merger with Talmer.
All other categories of noninterest income, including other fees for customer services, insurance commissions and other noninterest income, excluding the significant items previously discussed, totaled $18.9 million in 2016, $8.9 million in 2015 and $5.7 million in 2014. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. Insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank. The increase in all other categories of noninterest income during 2016, compared to 2015, as well as during 2015, compared to 2014, was largely attributable to incremental revenue resulting from the impact of merger and acquisition transactions.

Operating Expenses
The following table presents the major categories of operating expenses for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Operating expense
Salaries and wages	$135,407	$104,490	$83,229
Employee benefits	29,806	23,430	19,328
Occupancy	23,525	18,213	15,842
Equipment and software	24,408	18,569	14,737
Outside processing and service fees	21,199	15,207	11,586
FDIC insurance premiums	7,407	5,485	4,307
Professional fees	5,832	4,842	3,570
Intangible asset amortization	5,524	4,389	2,029
Postage and express mail	3,777	3,313	3,418
Advertising and marketing	3,740	3,288	3,051
Training, travel and other employee expenses	4,025	3,224	2,480
Telephone	2,964	2,608	1,966
Supplies	2,318	2,216	1,897
Donations	1,951	1,375	1,155
Credit-related expenses	(2,701)	632	996
Transaction expenses	61,134	7,804	6,388
Other	8,102	4,809	3,946
Total operating expenses	$338,418	$223,894	$179,925
Operating expenses, excluding transaction expenses(1)	$277,284	$216,090	$173,537

Full-time equivalent staff (at December 31)	3,261	2,116	1,997
Average assets	$12,037,155	$8,481,228	$6,473,144
Efficiency ratio - GAAP	67.2%	63.2%	65.3%
Efficiency ratio - adjusted non-GAAP(1)	54.4%	58.7%	60.9%
Total operating expenses as a percentage of total average assets	2.81%	2.64%	2.78%
Total operating expenses as a percentage of total average assets - adjusted Non-GAAP (1)	2.30%	2.55%	2.68%
(1)Operating expenses, excluding transaction expenses, adjusted total operating expenses as a percentage of total average assets and adjusted efficiency ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."
Total operating expenses were $338.4 million in 2016, $223.9 million in 2015 and $179.9 million in 2014. Operating expenses included transaction expenses of $61.1 million in 2016, $7.8 million in 2015 and $6.4 million in 2014. Excluding transaction expenses, operating expenses of $277.3 million in 2016 increased $61.2 million, or 28.3%, over operating expenses of $216.1 million in 2015, due largely to incremental operating costs associated with the merger and acquisitions of Talmer, Lake Michigan and Monarch. Excluding transaction expenses, operating expenses increased $42.6 million, or 24.5%, in 2015, compared to 2014, due largely to a combination of incremental operating costs associated with the acquisitions of Lake Michigan, Monarch and Northwestern, increased employee compensation costs resulting from merit increases, market-based salary adjustments and higher pension costs.
Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 48.8% in 2016, 57.1% in 2015 and 57.0% in 2014.
Salaries and wages were $135.4 million in 2016, $104.5 million in 2015 and $83.2 million in 2014. Salaries and wages expense increased $30.9 million, or 29.6%, in 2016, compared to 2015, and increased $21.3 million, or 25.5%, in 2015, compared to 2014, due primarily to incremental costs associated with merger and acquisition transactions in addition to merit increases and market-based salary adjustments that took effect at the beginning of each year. Performance-based compensation expense was $21.8 million in 2016, compared to $11.3 million in 2015 and $8.6 million in 2014.

Employee benefits expense was $29.8 million in 2016, $23.4 million in 2015 and $19.3 million in 2014. Employee benefits expense increased $6.4 million, or 27.2%, in 2016, compared to 2015, due primarily to incremental costs associated with merger and acquisition transactions, partially offset by lower pension plan expenses. Employee benefits expense increased $4.1 million, or 21.2%, in 2015, compared to 2014, due primarily to incremental costs associated with merger and acquisition transactions and higher pension plan expenses. Pension plan expenses were $0.1 million in 2016, $1.6 million in 2015 and zero in 2014. The fluctuations in pension plan expenses are largely attributable to changes in the discount rate used to value the pension plan's projected benefit obligations.
Occupancy expense was $23.5 million in 2016, $18.2 million in 2015 and $15.8 million in 2014. Occupancy expense increased $5.3 million, or 29%, in 2016, compared to 2015, and increased $2.4 million, or 15%, in 2015, compared to 2014, due to incremental operating costs associated with merger and acquisition transactions. Occupancy expense included depreciation expense on buildings of $5.5 million in 2016, $4.8 million in 2015 and $4.0 million in 2014.
Equipment and software expense was $24.4 million in 2016, $18.6 million in 2015 and $14.7 million in 2014. Equipment and software expense increased $5.8 million, or 31%, in 2016, compared to 2015, and increased $3.8 million, or 26.0%, in 2015, compared to 2014, due primarily to incremental operating costs associated with merger and acquisition transactions. Equipment and software expense included depreciation expense of $7.7 million in 2016, compared to $6.2 million in 2015 and $4.8 million in 2014.
Outside processing and services fees are largely comprised of amounts paid to third-party vendors related to the outsourcing of certain day-to-day functions that are integral to the Corporation's ability to provide services to its customers, including such things as the Corporation's debit card, electronic banking and wealth management platforms. Outside processing and service fees were $21.2 million in 2016, $15.2 million in 2015 and $11.6 million in 2014. Outside processing and service fees increased $6.0 million, or 39%, in 2016, compared to 2015, and increased $3.6 million, or 31.3%, in 2015, compared to 2014, due largely to incremental operating costs associated with the aforementioned merger and acquisition transactions, including increased third-party volume-based costs.
FDIC insurance premiums were $7.4 million in 2016, $5.5 million in 2015 and $4.3 million in 2014. The increase in FDIC insurance premiums in 2016, compared to 2015, and the increase in 2015, compared to 2014, was attributable to a significant increase in the Corporation's assessment base, which consists of average consolidated total assets less average Tier 1 capital, largely resulting from merger and acquisition transactions, which was partially offset by reductions in its assessment rate resulting from improvement in the Corporation's earnings and the overall credit quality of its loan portfolio.
Professional fees were $5.8 million in 2016, $4.8 million in 2015 and $3.6 million in 2014. Professional fees increased $1.0 million, or 20%, in 2016, compared to 2015, and increased $1.3 million, or 35.6%, in 2015, compared to 2014, with the increases largely attributable to additional legal fees incurred by the Corporation in defense of various litigation matters.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were a net benefit to income of $2.7 million in 2016, and net expense of $0.6 million in 2015 and $1.0 million in 2014. Credit-related expenses decreased $3.3 million, or 527% in 2016, compared to 2015, primarily due to $2.0 million in higher net gains on the sale of ORE properties and a reduction of $0.9 million in ORE operating and loan collection costs. Credit-related expenses decreased $0.4 million, or 37%, in 2015, compared to 2014, due to $0.8 million in higher net gains on the sale of ORE properties, which were partially offset by $0.4 million in higher ORE operating and loan collection costs. The Corporation recognized net gains on the sale of ORE properties of $4.7 million in 2016, $2.7 million in 2015 and $1.9 million in 2014. ORE operating and loan collection costs were $3.0 million in 2016, $3.3 million in 2015 and $2.9 million in 2014.
All other categories of operating expenses totaled $32.4 million in 2016, $25.2 million in 2015 and $19.9 million in 2014. All other categories of operating expenses increased $6.3 million, or 25%, in 2016, compared to 2015, and increased $5.3 million, or 26.5%, in 2015, compared to 2014, due largely to incremental costs associated with merger and acquisition transactions.
The Corporation's efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) and noninterest income, was 67.2% in 2016, 63.2% in 2015 and 65.3% in 2014. The Corporation's adjusted efficiency ratio, which excludes the previously identified significant items, was 54.4% in 2016, 58.7% in 2015 and 60.9% in 2014.(1)
(1)The adjusted efficiency ratio is a non-GAAP financial measure. Please refer to the section entitled "Non-GAAP Financial Measures."

Income Taxes
The Corporation's effective federal income tax rate was 28.0% in 2016, 29.9% in 2015 and 30.7% in 2014. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible transaction costs and other nondeductible expenses relative to pretax income and tax credits. The modest decrease in the Corporation's effective federal income tax rate in 2016, compared to 2015, was primarily due to an increase in available tax credits resulting from investments in qualified affordable housing and other tax credit projects obtained by the Corporation as part of the Lake Michigan transaction, tax benefits attributable to share-based compensation payments and additional tax-exempt interest income obtained through the Talmer merger. The increase in the Corporation's effective federal income tax rate in 2015, compared to and 2014, was due primarily to an increase in the Corporation's pre-tax income. See Note 15 to the Corporation's consolidated financial statements for additional details on the Corporation's income taxes. The Corporation had no uncertain tax positions during the three years ended December 31, 2016.
Tax-exempt income on a fully tax-equivalent ("FTE") basis, net of related nondeductible interest expense, totaled $24.8 million in 2016, $18.7 million in 2015 and $15.0 million in 2014. Tax-exempt income (FTE) as a percentage of total interest income (FTE) was 6.0% in 2016, compared to 6.4% in 2015 and 6.1% in 2014. Income before income taxes (FTE) was $240.5 million in 2016, $158.5 million in 2015 and $103.0 million in 2014.
Liquidity
Liquidity measures the ability of the Corporation to meet current and future cash flow needs in a timely manner. Liquidity risk is the adverse impact on net interest income if the Corporation was unable to meet its cash flow needs at a reasonable cost.
Liquidity is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $5.42 billion during 2016, compared to an increase of $1.38 billion during 2015. The increase in deposits during 2016 was primarily attributable to $5.29 billion of deposits acquired in the Talmer merger, which included $403.2 million of brokered deposits. Organic growth in customer deposits during 2016 included increases in interest- and noninterest-bearing demand deposits and savings deposits of $672.6 million that were partially offset by a decline in certificate of deposit accounts of $550.9 million. The increase in deposits in 2015 was primarily attributable to $1.07 billion of combined deposits acquired in the Lake Michigan and Monarch transactions. The Corporation's loan-to-deposit ratio increased to 100.9% at December 31, 2016 from 97.5% at December 31, 2015 as a result of loans increasing $5.72 billion, or 78.7%, during 2016. The Corporation had $52.1 million of cash deposits held at the FRB at December 31, 2016, compared to $14.6 million at December 31, 2015. At December 31, 2016, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $462.2 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had short-term and long-term FHLB advances outstanding of $1.3 billion at December 31, 2016. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $7.0 million at December 31, 2016. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2016, the Corporation maintained an unused borrowing capacity of $21.8 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $275.0 million of federal funds from multiple third-party financial institutions at December 31, 2016. In addition, in conjunction with the merger with Talmer, the Corporation entered into a credit agreement of $145.0 million consisting of a $125.0 million term line-of-credit and a $20.0 million revolving line-of-credit. The $20.0 million revolving line-of-credit was available for use at December 31, 2016. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the year ended December 31, 2016, Chemical Bank paid $110.5 million in dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $49.4 million. During 2015, Chemical Bank paid $56.9 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $36.9 million. The earnings of Chemical Bank are the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $108.0 million during the year ended December 31, 2016, compared to net income of $86.8 million during the year ended December 31, 2015. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	December 31,
	2016	2015	2014
Investment securities available-for-sale to total deposits	9.59%	7.43%	12.32%
Loans to total deposits	100.91	97.51	93.57
Interest-earning assets to total assets	86.03	90.82	92.36
Interest-bearing deposits to total deposits	74.04	74.06	73.82
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At December 31, 2016 and 2015, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period.

Additionally, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates at December 31, 2016 and 2015. The Corporation did not project an immediate 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at December 31, 2016 and 2015 follows:

	Gradual Change					Immediate Change
December 31, 2016
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.9)%	(0.9)%	—	(1.4)%	(2.6)%	(6.8)%
December 31, 2015
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(5.0)%	(2.1)%	—	(0.2)%	(1.1)%	(5.0)%
At December 31, 2016, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 1.4%, 2.6% and 6.8%, respectively, relative to the base case over the next twelve-month period. At December 31, 2016, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.9% and 3.9%, respectively, relative to the base case over the next twelve-month period. At December 31, 2015, the model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.2%, 1.1% and 5.0%, respectively, relative to the base case over the next twelve-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 2.1% and 5.0%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at December 31, 2016 and 2015 was considered to be unlikely given prevailing interest rate levels.
The Corporation's model simulations at December 31, 2016 for a 200 basis point increase in interest rates resulted in a negative variance in net interest income, relative to the base case, primarily due to the Corporation deploying excess cash and maturing variable-rate investment securities into fixed-rate loans during 2016. While the model simulations projected a negative variance for a 200 basis point increase, the Corporation's net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans compared to maintaining these funds at the FRB earning 25-50 basis points or investing in lower yielding variable-rate investment securities. The Corporation's model simulations at December 31, 2016 for an immediate 400 basis point increase in interest rates also resulted in a negative variance in net interest income, relative to the base case, due to the Corporation's loan portfolio being primarily comprised of fixed-rate loans, while a majority of the Corporation's customer deposit accounts are interest-rate sensitive.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at interest rate floors at December 31, 2016. The percentage of variable interest rate loans, which comprised approximately 26.6% of the Corporation's loan portfolio at December 31, 2016, has remained relatively consistent during the twelve-month period ended December 31, 2016.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (the Corporation) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chemical Financial Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan
March 1, 2017

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in thousands, except per share data)	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and cash due from banks	$237,758	$194,136
Interest-bearing deposits with the Federal Reserve Bank and other banks	236,644	44,653
Total cash and cash equivalents	474,402	238,789
Investment securities:
Available-for-sale, at fair value	1,234,964	553,731
Held-to-maturity, at amortized cost (fair value of $608,531 at 12/31/16 and $512,705 at 12/31/15)	623,427	509,971
Total investment securities	1,858,391	1,063,702
Loans held-for-sale, at fair value	81,830	10,327
Loans	12,990,779	7,271,147
Allowance for loan losses	(78,268)	(73,328)
Net loans	12,912,511	7,197,819
Premises and equipment	145,012	106,317
Loan servicing rights	58,315	11,122
Goodwill	1,133,534	287,393
Other intangible assets	40,211	26,982
Interest receivable and other assets	650,973	246,346
Total assets	$17,355,179	$9,188,797
Liabilities
Deposits:
Noninterest-bearing	$3,341,520	$1,934,583
Interest-bearing	9,531,602	5,522,184
Total deposits	12,873,122	7,456,767
Interest payable and other liabilities	134,637	76,466
Securities sold under agreements to repurchase with customers	343,047	297,199
Short-term borrowings	825,000	100,000
Long-term borrowings	597,847	242,391
Total liabilities	14,773,653	8,172,823
Shareholders' equity
Preferred stock, no par value:
Authorized – 2,000,000 shares at 12/31/16 and 12/31/15.	—	—
Common stock, $1 par value per share:
Authorized — 100,000,000 shares at 12/31/16 and 60,000,000 shares at 12/31/15
Issued and outstanding — 70,599,133 shares at 12/31/16 and 38,167,861 shares at 12/31/15	70,599	38,168
Additional paid in capital	2,210,762	725,280
Retained earnings	340,201	281,558
Accumulated other comprehensive loss	(40,036)	(29,032)
Total shareholders' equity	2,581,526	1,015,974
Total liabilities and shareholders' equity	$17,355,179	$9,188,797
See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
Interest Income
Interest and fees on loans	$383,545	$271,772	$209,429
Interest on investment securities:
Taxable	10,989	8,786	9,147
Tax-exempt	12,317	9,073	7,054
Dividends on nonmarketable equity securities	1,973	1,648	1,224
Interest on deposits with the Federal Reserve Bank, other banks and Federal funds sold	1,555	510	407
Total interest income	410,379	291,789	227,261
Interest Expense
Interest on deposits	23,021	15,406	14,254
Interest on short-term borrowings	1,660	453	414
Interest on long-term borrowings	4,617	1,922	42
Total Interest Expense	29,298	17,781	14,710
Net Interest Income	381,081	274,008	212,551
Provision for loan losses	14,875	6,500	6,100
Net interest income after provision for loan losses	366,206	267,508	206,451
Noninterest Income
Service charges and fees on deposit accounts	28,136	25,481	22,414
Wealth management revenue	22,601	20,552	16,015
Other charges and fees for customer services	30,246	25,513	18,928
Mortgage banking revenue	21,859	6,133	5,041
Net gain on sale of investment securities	129	630	—
Net gain on sale of branch offices	7,391	—	—
Other	11,988	1,907	697
Total noninterest income	122,350	80,216	63,095
Operating Expenses
Salaries, wages and employee benefits	165,213	127,920	102,557
Occupancy	23,525	18,213	15,842
Equipment and software	24,408	18,569	14,737
Merger and acquisition-related transaction expenses	61,134	7,804	6,388
Other	64,138	51,388	40,401
Total operating expenses	338,418	223,894	179,925
Income before income taxes	150,138	123,830	89,621
Income tax expense	42,106	37,000	27,500
Net income	$108,032	$86,830	$62,121
Earnings per common share:
Basic	$2.21	$2.41	$1.98
Diluted	2.17	2.39	1.97
Cash Dividends Declared Per Common Share	1.06	1.00	0.94

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net Income	$108,032	$86,830	$62,121
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(18,723)	(1,952)	3,492
Reclassification adjustment for gains on realized income	(129)	(630)	—
Tax effect	6,598	904	(1,222)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(12,254)	(1,678)	2,270
Pension plan remeasurement (1)	(707)	—	—
Adjustment for pension and other postretirement benefits	2,630	7,845	(21,851)
Tax effect	(673)	(2,746)	7,648
Net adjustment for pension and other postretirement benefits	1,250	5,099	(14,203)
Other comprehensive income (loss), net of tax	(11,004)	3,421	(11,933)
Total comprehensive income, net of tax	$97,028	$90,251	$50,188
(1) Refer to Footnote 17, Retirement Plans, for further information.

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2013	$29,790	$488,177	$199,053	$(20,520)	$696,500
Comprehensive income			62,121	(11,933)	50,188
Cash dividends declared and paid of $0.94 per share			(29,528)		(29,528)
Issuance of common stock, net of issuance costs	2,875	73,300			76,175
Shares issued — stock options	44	887			931
Shares issued — directors' stock plans	18	420			438
Shares issued — restricted stock units	37	(539)			(502)
Share-based compensation expense	10	2,921			2,931
Balances at December 31, 2014	32,774	565,166	231,646	(32,453)	797,133
Comprehensive income			86,830	3,421	90,251
Cash dividends declared and paid of $1.00 per share			(36,918)		(36,918)
Issuance of common stock in business combinations	5,183	154,721			159,904
Shares issued — stock options	135	2,022			2,157
Shares issued — directors' stock plans	11	305			316
Shares issued — restricted stock units	54	(401)			(347)
Share-based compensation expense	11	3,467			3,478
Balances at December 31, 2015	38,168	725,280	281,558	(29,032)	1,015,974
Comprehensive income			108,032	(11,004)	97,028
Cash dividends declared and paid of $1.06 per share			(49,389)		(49,389)
Issuance of common stock and common stock equivalents in business combinations	32,074	1,472,737			1,504,811
Shares issued — stock options	229	(656)			(427)
Shares issued — directors' stock plans	95	2,502			2,597
Shares issued — restricted stock units	60	(1,125)			(1,065)
Net shares — restricted stock awards	(33)	(1,422)			(1,455)
Share-based compensation expense	6	13,446			13,452
Balances at December 31, 2016	$70,599	$2,210,762	$340,201	$(40,036)	$2,581,526

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$108,032	$86,830	$62,121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,875	6,500	6,100
Gains on sales of loans	(15,686)	(6,354)	(4,451)
Proceeds from sales of loans	723,521	228,995	153,743
Loans originated for sale	(534,422)	(220,765)	(150,795)
Net gains on sale of investment securities	(129)	(630)	—
Net gains from sales/writedowns of other real estate and repossessed assets	(5,212)	(2,681)	(1,886)
Depreciation of premises and equipment	13,270	11,028	8,980
Amortization of intangible assets	10,046	8,444	3,345
Additions to loan servicing rights	(4,333)	(1,476)	(1,075)
Valuation change in loan servicing rights	(4,585)	(200)	200
Net amortization of premiums and discounts on investment securities	9,713	6,007	4,497
Share-based compensation expense	13,452	3,478	2,931
Deferred income tax expense (benefit)	24,091	5,700	(1,700)
Net (increase) decrease in interest receivable and other assets	(25,606)	(19,027)	2,322
Net increase (decrease) in interest payable and other liabilities	(46,449)	(2,800)	5,893
Net cash from operating activities	280,578	103,049	90,225
Cash flows from investing activities
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	248,772	212,051	165,749
Proceeds from sales and redemptions	41,446	40,301	—
Purchases	(187,702)	—	—
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	90,933	87,189	83,989
Purchases	(206,023)	(279,226)	(127,187)
Net increase in loans	(860,135)	(493,776)	(586,121)
Proceeds from sales of other real estate and repossessed assets	22,147	16,653	12,192
Purchases of premises and equipment, net of disposals	(18,098)	(8,527)	(13,411)
Net cash acquired (paid) in business combinations	325,714	16,551	(14,260)
Net cash used in investing activities	(542,946)	(408,784)	(479,049)
Cash flows from financing activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	672,584	479,386	277,781
Net decrease in time deposits	(550,847)	(170,598)	(115,642)
Net increase (decrease) in securities sold under agreements to repurchase with customers and other short-term borrowings	401,144	(31,268)	62,039
Proceeds from issuance of long-term borrowings	375,000	125,000	—
Repayment of long-term borrowings	(351,018)	(6,000)	(10,310)
Cash dividends paid	(49,389)	(36,918)	(29,528)
Proceeds from issuance of common stock, net of issuance costs	—	—	76,175
Proceeds from directors' stock plans and exercise of stock options, net of shares withheld	1,572	2,473	1,242
Cash paid for payroll taxes upon conversion of share-based awards	(1,065)	(571)	(701)
Net cash from financing activities	497,981	361,504	261,056
Net increase (decrease) in cash and cash equivalents	235,613	55,769	(127,768)
Cash and cash equivalents at beginning of year	238,789	183,020	310,788
Cash and cash equivalents at end of year	$474,402	$238,789	$183,020

Supplemental disclosures of cash flow information:
Interest paid	$25,460	$16,958	$14,823
Income taxes paid, net of refunds	22,200	41,450	25,900
Loans transferred to other real estate and repossessed assets	12,970	9,329	11,308
Closed branch offices transferred to other assets	4,846	2,692	841

Business combinations:
Fair value of tangible assets acquired (noncash)	6,371,781	1,282,420	747,181
Goodwill, loan servicing rights and other identifiable intangible assets acquired	908,217	118,744	82,090
Liabilities assumed	6,100,901	1,258,051	815,011
Common stock and stock options issued	1,504,811	159,904	—
See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Summary of Significant Accounting Policies
Nature of Operations
Chemical Financial Corporation ("Corporation" or "Chemical") operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates within Michigan, Ohio and Indiana as a state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of seven regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
The Corporation's primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts, wealth management revenue and mortgage banking revenue.
Basis of Presentation and Principles of Consolidation
The accounting and reporting policies of the Corporation and its subsidiaries have been prepared in accordance with U.S.generally accepted accounting principles ("GAAP"), Securities and Exchange Commission ("SEC") rules and interpretive releases and prevailing practices within the banking industry. The consolidated financial statements of the Corporation include the accounts of the Corporation and its wholly owned subsidiaries. All significant income and expenses are recorded on the accrual basis. Intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.
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
Business Combinations
Pursuant to the guidance of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"), the Corporation recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the acquisition-related transaction and restructuring costs expensed in the period incurred.
On August 31, 2016, the Corporation acquired all the outstanding stock of Talmer Bancorp, Inc. ("Talmer") for total consideration of $1.61 billion, which included stock consideration of $1.50 billion and cash consideration of $107.6 million. The Corporation recorded $846.7 million of goodwill in conjunction with the merger, which represented the purchase price over the fair value of identifiable net assets acquired. Additionally, the Corporation recorded $19.1 million of core deposit intangible assets in conjunction with the acquisition related to total deposits acquired of $5.29 billion.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and interest-bearing deposits held at the Federal Reserve Bank ("FRB").

Investment Securities
Investment securities include investments in debt, trust preferred and preferred stock securities. Investment securities are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC 320"), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale). The Corporation held no trading investment securities at December 31, 2016 or 2015.
Designation as an investment security held-to-maturity is based on the Corporation's intent and ability to hold the security to maturity. Investment securities held-to-maturity are stated at cost, adjusted for purchase price premiums and discounts. Investment securities that are not held-to-maturity are accounted for as securities available-for-sale, and are stated at estimated fair value, with the aggregate unrealized gains and losses, not deemed other-than-temporary, classified as a component of accumulated other comprehensive income (loss), net of income taxes. Realized gains and losses on the sale of investment securities and other-than-temporary impairment ("OTTI") charges are determined using the specific identification method and are included within noninterest income in the consolidated statements of income. Premiums and discounts on investment securities are amortized over the estimated lives of the related investment securities based on the effective interest yield method and are included in interest income in the consolidated statements of income.
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
Nonmarketable Equity Securities
The Corporation is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Indianapolis ("FHLB") and FRB stock, as a condition of membership. These securities are accounted for at cost, which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. FHLB stock can only be redeemed upon giving five-years written notice and FRB stock can only be redeemed upon giving six months written notice, with no more than 25.0% eligible for redemption in any calendar year. The Corporation records these non-marketable equity securities as a component of other assets and they are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value, if applicable. The Corporation's ownership of FHLB stock totaled $58.0 million at December 31, 2016 and $23.9 million at December 31, 2015. The Corporation's ownership of FRB stock totaled $39.4 million at December 31, 2016 and $13.0 million at December 31, 2015.
Loans Held for Sale
Mortgage and construction loans intended for sale in the secondary market are carried at fair value based on the Corporation's election of the fair value option. The fair value includes the servicing value of the loans as well as any accrued interest. These loans are sold both with servicing rights retained and with servicing rights released.
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
The past due status of a loan is based on the loan's contractual terms. A loan is placed in nonaccrual status (accrual of interest is discontinued) when principal or interest is past due 90 days or more, unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. Subsequent receipts of interest while a loan is in nonaccrual status are recorded as a reduction of principal. Loans are returned to accrual status when principal and interest payments are brought current, payments have been received consistently for a period of time (generally six months) and collectibility is no longer in doubt.
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
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition, in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into pools within each merger or acquisition based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received would not affect the effective yield used to recognize the accretable difference on the remaining pool. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
The calculation of the fair value of the acquired loan pools entails estimating the amount and timing of cash flows attributable to both principal and interest expected to be collected on such loan pools and then discounting those cash flows at market interest rates. The excess of a loan pool's expected cash flows at the acquisition date over its estimated fair value is referred to as the "accretable yield," which is recognized into interest income over the estimated remaining life of the loan pool on a level-yield basis. The difference between a loan pool's contractually required principal and interest payments at the acquisition date and the cash flows expected to be collected at the acquisition date is referred to as the "nonaccretable difference," which includes an estimate of future credit losses expected to be incurred over the estimated life of the loan pool and interest payments that are not expected to be collected. Decreases to the expected cash flows in each loan pool in subsequent periods will require the Corporation to record a provision for loan losses and establish an allowance for loan loss. Improvements in expected cash flows in each loan pool in subsequent periods will result in reversing a portion of the nonaccretable difference, which is then classified as part of the accretable yield and subsequently recognized into interest income over the estimated remaining life of the loan pool.
Loans Modified Under Troubled Debt Restructurings
Loans modified under TDRs involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan's payment schedule or interest rate, which generally would not otherwise be considered. The Corporation's TDRs include accruing TDRs, which consist of originated loans that continue to accrue interest as the Corporation expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include originated loans that are in a nonaccrual status and are no longer accruing interest, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans. All TDRs are accounted for as impaired loans and are included in the Corporation's analysis of the allowance for loan losses. A TDR that has been renewed by a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer reported as a TDR.
Loans in the Corporation's commercial loan portfolio (comprised of commercial, commercial real estate, real estate construction and land development loans) that meet the definition of a TDR generally consist of loans where the Corporation has allowed borrowers to defer scheduled principal payments and make interest-only payments for a specified period of time at the stated interest rate of the original loan agreement or reduced payments due to a moderate extension of the loan's contractual term. If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR. If the Corporation does not expect to incur a loss on the loan based on its assessment of the borrowers' expected cash flows, as the pre- and post-modification effective yields are approximately the same, the loan is current and a six-month payment history has been sustained, the loan is classified as an accruing TDR. Since no loss is expected to be incurred on these loans, no additional provision for loan losses has been recognized for these loans and they continue to accrue interest at their contractual interest rate. Accruing TDRs are transferred to nonaccrual status if they become 90 days past due as to principal or interest payments or if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan.
Loans in the Corporation's consumer loan portfolio (comprised of residential mortgage, consumer installment and home equity loans) that meet the definition of a TDR generally consist of residential mortgage loans that include a concession that reduces a borrower's monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months) under a formal modification agreement. The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan's original effective interest rate. These loans continue to accrue interest at their effective interest rate, which consists of contractual interest under the terms of the modification agreement in addition to an adjustment for the accretion of computed impairment. TDRs are placed on nonaccrual status if they become 90 days past due as to principal or interest payments, or sooner if conditions warrant.
Impaired Loans
Impaired loans include loans on nonaccrual status and TDRs. Loans are considered impaired when based on current information and events it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans are accounted for at the lower of the present value of expected cash flows discounted at the loan's original effective interest rate or the estimated fair value of the collateral, if the loan is collateral dependent. When the present value of expected cash flows or the fair value of collateral of an impaired loan in the originated loan portfolio is less than the amount of unpaid principal outstanding on the loan, the principal balance of the loan is reduced to its carrying value through either a specific allowance for loan losses or a partial charge-off of the loan balance.
Nonperforming Loans
Nonperforming loans are comprised of loans for which the accrual of interest has been discontinued (nonaccrual loans, including nonaccrual TDRs).
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
Allowance for Loan Losses
The allowance for loan losses ("allowance") is presented as a reserve against loans. The allowance represents management's assessment of probable loan losses inherent in the Corporation's originated loan portfolio.
Management's evaluation of the adequacy of the allowance is based on a continuing review of the originated loan portfolio, actual loan loss experience, the underlying value of the collateral, risk characteristics of the loan portfolio, the level and composition of nonperforming loans, the financial condition of the borrowers, the balance of the loan portfolio, loan growth, economic conditions, employment levels in the Corporation's local markets, and special factors affecting specific business sectors. The Corporation maintains formal policies and procedures to monitor and control credit risk. Management evaluates the allowance on a quarterly basis in an effort to ensure the level is appropriate to absorb probable losses inherent in the loan portfolio.
The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be incurred in the remainder of the originated loan portfolio, but that have not been specifically identified. The Corporation utilizes its own loss experience to estimate inherent losses on originated loans. Internal risk ratings are assigned to each loan in the commercial loan portfolio (commercial, commercial real estate, real estate construction and land development loans) at the time of origination and are subject to subsequent periodic reviews by senior management. The Corporation performs a credit quality review quarterly on impaired loans, and may establish a specific portion of the allowance to such loans based upon this review. A portion of the allowance is allocated to the remaining loans by applying projected loss ratios based on historical experience and other factors. Projected loss ratios incorporate factors such as charge-off experience, trends with respect to adversely risk-rated loans in the commercial loan portfolio, trends with respect to past due and nonaccrual loans, changes in economic conditions and trends, changes in the value of underlying collateral and other credit risk factors. This evaluation involves a high degree of uncertainty.
In determining the allowance and the related provision for loan losses, the Corporation considers four principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans in the commercial loan portfolio,

(ii) reserves established for adversely-rated loans in the commercial loan portfolio and nonaccrual consumer loans based on loan loss experience of other adversely-rated loans, (iii) reserves, by loan classes, on all other loans based principally on a five-year historical loan loss look-back period, with equal weighting placed on all of the years and giving consideration to estimated loss emergence periods, and (iv) a reserve for qualitative factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience.
The first element reflects the Corporation's estimate of probable losses based upon the systematic review of individually impaired loans in the originated loan portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan's observable market price; the fair value of the collateral; or the present value of expected future cash flows discounted at the loan's effective interest rate. Loans in the commercial loan portfolio that were in nonaccrual status (including nonaccrual TDRs) were valued based on the fair value of the collateral securing the loan, while accruing TDRs in the commercial loan portfolio and consumer loans were valued based on the present value of expected future cash flows discounted at the loan's effective interest rate. It is the Corporation's general policy to obtain new appraisals at least annually on nonaccrual loans in the commercial loan portfolio. Appraisals on nonaccrual loans in the consumer loan portfolio are generally updated annually where there is a delay in the foreclosure process. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.
The second element reflects the application of the Corporation's loan grade risk rating system. This risk rating system is similar to those employed by state and federal banking regulators. Loans in the commercial loan portfolio that are risk rated below a certain predetermined risk grade are assigned a loss allocation factor that is based upon a historical analysis of actual loan losses incurred and a valuation of the type of collateral securing the loans.
The third element is determined by assigning allocations based principally upon a five-year average of loss experience for each class of loan. Average losses may be adjusted based on current loan loss experience, delinquency trends, estimated loss emergence periods and other industry specific environmental factors. This component considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase or decrease, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth and the degree of seasoning in the various loan portfolios. Loan loss analyses are performed quarterly and certain inputs and parameters are updated as necessary to reflect the current credit environment.
The fourth element is based on qualitative factors that cannot be associated with a specific credit or loan class and reflects an attempt to ensure that the overall allowance appropriately reflects additional losses that are inherent in the Corporation's loan portfolio. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. This qualitative portion of the allowance is judgmentally determined and generally serves to compensate for the uncertainty in estimating inherent losses, particularly in times of changing economic conditions, and also considers the inherent judgment associated with risk rating commercial loans. The qualitative portion of the allowance also takes into consideration, among other things, economic conditions within our geographic areas and nationwide, including unemployment levels, industry-wide and Corporation specific loan delinquency rates, changes in composition of and growth in the Corporation's loan portfolio and changing commercial and residential real estate values.
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

Mortgage Banking Operations
The origination of residential mortgage loans is a large component of the business of the Corporation. The Corporation generally sells conforming long-term fixed interest rate mortgage loans it originates in the secondary market. Gains on the sales of these loans are determined using the specific identification method. The Corporation sells residential mortgage loans in the secondary market on either a servicing retained or released basis.
The Corporation elected the fair value measurement option, as prescribed by ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), for all residential mortgage loans held-for-sale originated on or after July 1, 2012. This election allows for a more effective offset of the changes in fair value of residential mortgage loans held-for-sale and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Residential mortgage loans held-for-sale are carried at fair value, with changes in fair value recorded through earnings. Residential mortgage loan commitments, forward commitments, are generally entered into at the time customer applications are accepted to protect the value of the mortgage loans from increases in market interest rates during the period held and are generally settled with the investor in the secondary market within 90 days after entering into the forward commitment.
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
The Corporation accounts for loan servicing rights ("LSRs") by separately recognizing servicing assets at the date of sale. An asset is recognized for the rights to service mortgage loans that are created by the origination of mortgage loans that are sold with the servicing retained by the Corporation. The Corporation elected to account for LSRs acquired related to the merger with Talmer under the fair value measurement method. Loan servicing rights are established and recorded at the estimated fair value by calculating the present fair value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Corporation continues to account for all other LSRs at the lower of amortized cost or fair value ("Amortized LSRs") and amortizes LSRs in proportion to and over the period of net servicing income. Unexpected prepayments of mortgage loans result in increased amortization of Amortized LSRs, as the remaining book value of the LSRs is expensed at the time of prepayment. The Corporation assesses Amortized LSRs for impairment on a quarterly basis based on fair value measurements. For purposes of measuring impairment, Amortized LSRs are stratified into relatively homogeneous pools based on characteristics such as period of origination, maturity date and interest rates. Amortized LSRs are also stratified between servicing assets originated by the Corporation and those acquired in acquisitions of other institutions. Any temporary impairment of Amortized LSRs is recognized as a valuation allowance, resulting in a reduction of mortgage banking revenue. The valuation allowance is recovered when impairment that is believed to be temporary no longer exists. Other-than-temporary impairments are recognized if the recoverability of the carrying value is determined to be remote. When this occurs, the unrecoverable portion of the valuation allowance is recorded as a direct write-down to the carrying value of Amortized LSRs. This direct write-down permanently reduces the carrying value of the Amortized LSRs, precluding recognition of subsequent recoveries, and results in a reduction of mortgage banking revenue. For purposes of measuring the fair value of LSRs, the Corporation utilizes a third-party modeling software program which is periodically validated by using valuations received from third-party valuation specialists. Servicing income is recognized when earned and is offset by the amortization of LSRs.
Effective January 1, 2017, the Corporation elected to account for all previously Amortized LSRs under the fair value method. The guidance in ASC Subtopic 860-50, "Transfers and Servicing-Servicing Assets and Liabilities" provides that an entity may make an irrevocable decision to subsequently measure a class of servicing assets and servicing liabilities at fair value at the beginning of any fiscal year. The guidance allows for the Corporation to apply this election prospectively to all new and existing servicing assets and servicing liabilities. Management believes this election will provide more comparable results to peers as many of those within our industry group account for loans servicing rights under the fair value method. The change in accounting policy in the first quarter of 2017 results in a cumulative adjustment to increase retained earnings in the amount of approximately $5.7 million.
Customer-Initiated Derivatives
The Corporation enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies ("customer-initiated derivatives"). Therefore, these derivatives are not used to manage interest rate risk in the Corporation's assets or liabilities. The Corporation generally takes offsetting positions with dealer counterparties to mitigate the valuation risk of the customer-initiated derivatives. Income primarily results in the spread between the customer derivatives and offsetting dealer positions. The gain or loss derived from changes in fair value are recognized in current earnings during the period of change.

Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method with useful lives ranging from 25 to 40 years for buildings and three to ten years for all other depreciable assets. Maintenance and repairs are charged to expense as incurred.
Other Real Estate Owned and Repossessed Assets
Other real estate owned ("ORE") and repossessed assets represent property acquired by the Corporation as part of an acquisition or subsequently through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. ORE is primarily comprised of commercial and residential real estate properties, including vacant land and development properties, obtained in partial or total satisfaction of loan obligations.. The acquired properties are recorded at fair value at the date of acquisition. Losses arising at the time of acquisition of properties not acquired as part of an acquisition are charged against the allowance for loan and lease losses. Foreclosed properties are initially recorded at the lower of cost, or the estimated fair value of the property, less estimated costs to sell, based upon the property's appraised value at the date of transfer to ORE and management's estimate of the fair value of the collateral, establishing a new cost basis. Any difference between the net realizable value of the property and the carrying value of the loan is charged to the allowance for loan losses. Subsequently, all other real estate owned is valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed by management, with any difference between the net realizable value of the property and the carrying value of the loan charged to the allowance for loan losses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Subsequent write-downs, for amounts not expected to be recovered, in the carrying value of other real estate owned and repossessed asset properties that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property. Improvement amounts may not be capitalized in excess of the net realizable value of the property. Any gains or losses realized at the time of disposal are reflected in the Consolidated Statements of Income. Other real estate owned and repossessed assets totaling $16.8 million and $12.7 million at December 31, 2016 and 2015, respectively, was included in "Interest receivable and other assets" in the Consolidated Statements of Financial Position.
Goodwill
Goodwill is not amortized, but rather is subject to impairment tests annually, or more frequently if triggering events occur and indicate potential impairment. The Corporation's annual goodwill impairment assessment was performed as of October 31, 2016. The Corporation elected to utilize the qualitative assessment of goodwill impairment allowed under ASC Topic 350-20, Goodwill ("ASC 350-20") that became acceptable as a result of FASB Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment. In accordance with ASC 350-20, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting units were less than their carrying amounts.
In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Corporation assesses relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Corporation's common stock, and other relevant factors. Based on the qualitative assessment performed, the Corporation determined that no goodwill impairment was evident as of the October 31, 2016 assessment date. The Corporation also determined that no triggering events occurred that indicated impairment from the most recent assessment date through December 31, 2016 and that the Corporation's goodwill was not impaired at December 31, 2016.
Other Intangible Assets
Intangible assets consist of core deposit intangible assets and non-compete intangible assets. Core deposit intangible assets arose as the result of business combinations or other acquisitions and are amortized over periods ranging from 10 to 15 years, primarily on an accelerated basis, as applicable. Non-compete intangible assets arose as the result of business combinations and are amortized over the period of the non-compete agreements. Intangible assets are tested for impairment on an annual basis in accordance with ASC Topic 350. Intangibles-Goodwill and Other.
Share-based Compensation
The Corporation grants stock options, restricted stock service-based units, restricted stock performance units, and other stock awards to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation's common stock on the date the award is granted. The fair values of stock options, stock awards and restricted stock awards are recognized as compensation expense on a straight-line basis over the requisite service period. The Corporation accounts for restricted stock performance units based on the closing stock price of the Corporation's common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of restricted stock performance units is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions. The Corporation accounts for restricted stock service-based units based on the closing stock price of the Corporation's common stock on the date of grant, as these awards accrue dividend equivalents equal to the amount of any cash dividends that would have been payable to a shareholder owning the number of shares of the Corporation's common stock represented by the restricted stock service-based units. The fair value of the restricted stock service-based units is recognized as compensation expense over the requisite service period.
Bank-Owned Life Insurance
The Corporation has life insurance policies on certain key officers of Chemical Bank. The majority of the bank-owned life insurance policies of the Corporation were obtained through its acquisition of Lake Michigan and the merger with Talmer. Bank-owned life insurance is recorded at the cash surrender value, net of surrender charges, and is included within "Interest receivable and other assets" on the Consolidated Statements of Financial Position and changes in the cash surrender values are recorded as "Other noninterest income" on the Consolidated Statements of Income.
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
Short-term Borrowings
Short-term borrowings are comprised of federal funds purchased and short-term FHLB advances with original scheduled maturities of one year or less. Federal funds purchased represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.
Long-term Borrowings
Long-term borrowings are comprised of securities sold under agreements with an unaffiliated third-party financial institution, a secured non-revolving line-of-credit with an unaffiliated third-party financial institution, subordinated debentures and long-term FHLB advances. Securities sold under agreements to repurchase are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Statements of Financial Position. The dollar amount of the securities underlying the agreements remain in the Corporation's investment securities portfolio.
FHLB advances, both short-term and long-term, are borrowings from the FHLB to fund short-term liquidity needs as well as a portion of the loan and investment securities portfolios. These advances are secured, under a blanket security agreement, by first lien residential mortgage loans with an aggregate book value equal to at least 140.0% of the FHLB advances and the FHLB stock owned by the Corporation. FHLB advances with an original maturity of one year or less are classified as short-term and FHLB advances with an original maturity of more than one year are classified as long-term.
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
The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. At December 31, 2016 and 2015, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. In addition, the Corporation elected to account for loan servicing rights acquired in the merger with Talmer effective August 31, 2016 under the fair value method. The Corporation has not elected the fair value option for any other financial assets or liabilities as of December 31, 2016.

Pension and Postretirement Benefit Plan Actuarial Assumptions
The Corporation's defined benefit pension, supplemental pension and postretirement benefit obligations and related costs are calculated using actuarial concepts and measurements. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or benefit obligation measurements. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of future compensation increases, as well as future health care costs. The Corporation evaluates all assumptions annually. Mortality assumptions at December 31, 2016 were based on the RP-2014 mortality tables, as prescribed by the Pension Protection Act of 2006, using the MP-2016 mortality improvement scale. Mortality assumptions at December 31, 2015 were based on the RP-2014 mortality tables using the MP-2015 mortality improvement scale.
The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. The Corporation determined the discount rate at December 31, 2016 and 2015 by utilizing the results from a discount rate model that involves selecting a portfolio of bonds to settle the projected benefit payments of each plan. The selected bond portfolios are derived from a universe of corporate bonds rated at Aa quality. After a bond portfolio is selected, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan's benefit payments which represents the discount rate. A lower discount rate increases the present value of benefit obligations and increases pension, supplemental pension and postretirement benefit expenses.
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
Income and Other Taxes
The Corporation is subject to the income and other tax laws of the United States, the States of Michigan, Ohio and Indiana and other states where nexus has been created. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation's tax returns, management attempts to make reasonable interpretations of enacted tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management's ongoing assessment of facts and evolving case law.
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
Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50.0% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at December 31, 2016 and 2015.
Investments in Qualified Affordable Housing Projects, Federal Historic Projects and New Market Tax Credits
The Corporation invests in qualified affordable housing projects, federal historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits. Return on the Corporation's investment in these projects comes in the form of the tax credits and tax losses that pass through to the Corporation. The carrying value of the investments are reflected in "Interest receivable and other assets" on the Consolidated Statements of Financial Position. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $2.6 million and $1.3 million during the years ended December 31, 2016 and 2015, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $29.5 million at December 31, 2016 and $21.7 million at December 31, 2015.
Under the equity method, the Corporation's share of the earnings or losses are included in "Other operating expenses" on the Consolidated Statements of Income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $10.9 million and $1.7 million at December 31, 2016 and 2015, respectively.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. The Corporation's remaining unfunded equity contributions totaled $16.0 million at December 31, 2016.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of December 31, 2016 or 2015.
The Corporation is a significant limited partner in the qualified affordable housing, federal historic and new market projects it has invested in. These projects meet the definition of variable interest entities ("VIEs"). In general, a VIE is an entity that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interests consolidation model, and consolidation is based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has the power to direct the activities and absorb losses or the right to receive benefits.The Corporation is not the primary beneficiary of any of the VIEs in which it holds a limited partnership interest; therefore, the VIEs are not consolidated in the Corporation's consolidated financial statements.
Earnings Per Share
The Corporation applies the two-class method of computing earnings per share as the Corporation has unvested restricted stock awards which qualify as participating securities. Under this calculation, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and earnings per share is determined according to dividends declared and participating right in undistributed earnings.
Comprehensive Income
Comprehensive income of the Corporation includes net income and adjustments to shareholders' equity for changes in unrealized gains and losses on investment securities available-for-sale and changes in the net actuarial gain/loss for the Corporation's defined benefit pension and postretirement plans, net of income taxes. The Corporation presents "Comprehensive income" as a component in the Consolidated Statements of Changes in Shareholders' Equity and the components of other comprehensive income separately in the Consolidated Statements of Comprehensive Income.
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
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory holding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016 with early adoption permitted for any interim or annual period. If an entity early adopts the amendments, any adjustment should be reflected as of the beginning of the fiscal year. The Corporation has elected to early adopt ASU 2016-09 during the fourth quarter of 2016.
Prior to adoption of ASU 2016-09, all excess tax benefits resulting from the exercise or settlement of share-based payment transactions were recognized in additional-paid-in-capital ("APIC") and accumulated in an APIC pool, while tax deficiencies were either offset against the APIC pool or recognized in the income statement if no APIC pool was available. The new guidance eliminates additions to the APIC pool and all excess tax benefits and deficiencies are recognized as an income tax benefit or expense in the income statement prospectively. Accordingly, periods prior to January 1, 2016 have not been adjusted. During the year ended December 31, 2016, $2.2 million of excess tax benefits were recognized as income tax benefit.

Note 2: Mergers and Acquisitions
Merger with Talmer Bancorp, Inc.
On August 31, 2016, the Corporation completed the merger with Talmer for total consideration of $1.61 billion. As a result of the merger, the Corporation issued 32.1 million shares of its common stock based on an exchange ratio where each Talmer shareholder received 0.4725 shares of the Corporation's common stock, and $1.61 in cash, for each share of Talmer common stock. In conjunction with the merger, the Corporation entered into and drew on a $125.0 million credit facility, which is described in more detail in Note 14. The proceeds from the credit facility were used to pay off the Corporation's $25.0 million line-of-credit and a $37.5 million line-of-credit of Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration. The Corporation incurred $61.1 million of merger and acquisition-related transaction expenses during the year ended December 31, 2016, primarily related to the merger with Talmer. As a result of the merger, Talmer Bank and Trust became a wholly-owned subsidiary of the Corporation. Subsequent to the merger with Talmer, in the fourth quarter of 2016, the Corporation sold the Talmer Bank and Trust single branch locations in Chicago, Illinois and Las Vegas, Nevada. Talmer Bank and Trust was consolidated with and into Chemical Bank during the fourth quarter of 2016.
The Company determined that the merger with Talmer constitutes a business combination as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. Fair values were determined in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements. In many cases the determination of the fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following allocation is based on the information that was available to make preliminary estimates of the fair value and may change as additional information becomes available and additional analyses are completed. While the Corporation believes that information provided a reasonable basis for estimating the fair values, it expects that it could obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. This measurement period ends on the earlier of one year after the merger date or the date we receive the information about the facts and circumstances that existed at the merger date. Subsequent adjustments, if necessary, will be reflected in future filings. These refinements include: (1) changes in the estimated fair value of loans acquired; (2) changes in the estimated fair value of intangible assets acquired; (3) changes in deferred tax assets related to fair value estimates and a change in the expected realization of items considered to be net operating loss carry forwards and (4) a change in the goodwill caused by the net effect of these adjustments.

(Dollars in thousands)
Consideration paid:
Stock	$1,504,811
Cash	107,638
Total consideration	1,612,449

Fair value of identifiable assets acquired(1):
Cash and cash equivalents	433,352
Investment securities:
Available-for-sale	808,894
Held-to-maturity	1,657
Loans held-for-sale	244,916
Loans(2)	4,882,402
Premises and equipment	38,793
Loan servicing rights	42,462
Other intangible assets(2)	19,088
Interest receivable and other assets(2)	395,119
Total identifiable assets acquired	6,866,683

Fair value of liabilities assumed(1):
Noninterest-bearing deposits	1,236,902
Interest-bearing deposits	4,057,716
Interest payable and other liabilities(2)	99,482
Securities sold under agreements to repurchase with customers	19,704
Short-term borrowings	387,500
Long-term borrowings	299,597
Total liabilities assumed	6,100,901

Fair value of net identifiable assets acquired	765,782
Goodwill resulting from acquisition	$846,667
(1) All amounts were previously reported in the Corporation's Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2016, with the exception of loans, other intangible assets, interest receivable and other assets and interest payable and other liabilities.
(2) Includes adjustments to the fair value as a result of additional valuation information obtained during the fourth quarter of 2016, including the corresponding tax effects.
During the fourth quarter of 2016, additional valuation information was obtained related to the fair value of the core deposit intangible and deferred tax assets, which resulted in an adjustment to goodwill acquired in the Talmer transaction. The adjustments recorded during the fourth quarter of 2016, which resulted in a $3.6 million decrease to the preliminary amount of goodwill recorded for the Talmer transaction, included a $6.7 million increase in the fair value of the other intangible assets related to updated information obtained regarding the fair market value of the core deposit intangible and a $2.5 million decrease in the amount of recognizable deferred tax assets primarily based on the tax impact of the core deposit intangible adjustment.

Information regarding loans accounted for under ASC 310-30 at the merger date is as follows:

(Dollars in thousands)
Accounted for under ASC 310-30:
Contractual cash flows	$5,968,488
Contractual cash flows not expected to be collected (nonaccretable difference)	223,959
Expected cash flows	5,744,529
Interest component of expected cash flows (accretable yield)	862,127
Fair value at acquisition	$4,882,402

At December 31, 2016, the outstanding contractual principal balance and the carrying amount of the Talmer acquired loan portfolio were $4.5 billion and $4.4 billion, respectively.
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
At the acquisition date, Lake Michigan added total assets of $1.24 billion, including total loans of $985.5 million, and total deposits of $924.7 million to the Corporation's consolidated statement of financial position. The Corporation recorded $101.1 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
The results of the merged Lake Michigan operations are presented in the Corporation's consolidated financial statements from the date of acquisition. Acquisition-related expenses associated with the Lake Michigan transaction totaled $5.5 million during 2015.
The summary computation of the purchase price, including adjustments to reflect Lake Michigan's assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Lake Michigan, is presented below. During the first quarter of 2016, the Corporation obtained additional information regarding the valuation of deferred tax assets, which resulted in a decrease to goodwill recognized in the transaction of $0.6 million.

A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows:

(Dollars in thousands)
Stock	$132,916
Cash	54,478
Total consideration	187,394

Net assets acquired(1):
Lake Michigan shareholders' equity	$89,280
Adjustments to reflect fair value of net assets acquired:
Loans	(22,600)
Allowance for loan losses	15,888
Premises and equipment	(5,031)
Core deposit intangibles	8,003
Deferred tax assets, net(2)	4,096
Deposits and borrowings, net	(3,182)
Other assets and other liabilities(2)	(121)
Fair value of adjusted net assets acquired	86,333
Goodwill recognized as a result of the Lake Michigan transaction	$101,061
(1) All amounts were previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, with the exception of deferred tax assets, net and other assets and other liabilities.
(2) Includes adjustments to the fair value as a result of additional valuation information obtained during the first quarter of 2016, including the corresponding tax effects.

Allocation of Purchase Price
The following schedule summarizes the revised acquisition date estimated fair values, including the adjustments to the fair values identified and recorded from the acquisition date through December 31, 2016, of assets acquired and liabilities assumed from Lake Michigan (in thousands):

(Dollars in thousands)
Assets
Cash and cash equivalents	$39,301
Investment securities	66,699
Loans	985,542
Premises and equipment	10,975
Deferred tax asset, net	16,715
Goodwill	101,061
Core deposit intangible asset	8,003
Bank-owned life insurance	23,844
Other assets	37,695
Assets acquired, at fair value	1,289,835
Liabilities
Deposits	924,697
Short-term borrowings	30,000
Other borrowings	124,857
Other liabilities	22,887
Total liabilities acquired, at fair value	1,102,441
Total purchase price	$187,394
Information regarding loans accounted for under ASC 310-30 at the merger date is as follows:

(Dollars in thousands)
Accounted for under ASC 310-30:
Contractual cash flows	$1,198,388
Contractual cash flows not expected to be collected (nonaccretable difference)	22,600
Expected cash flows	1,175,788
Interest component of expected cash flows (accretable yield)	190,246
Fair value at acquisition	$985,542
The outstanding contractual principal balance and the carrying amount of the Lake Michigan acquired loan portfolio were $656.1 million and $634.2 million, respectively, at December 31, 2016, compared to $864.4 million and $841.8 million, respectively, at December 31, 2015.
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
At the acquisition date, Monarch added total assets of $182.8 million, including total loans of $121.8 million, and total deposits of $144.3 million to the Corporation's consolidated statement of financial position. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.

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
A summary of the purchase price and the excess of the purchase price over the fair value of adjusted net assets acquired (goodwill) follows:

(Dollars in thousands)
Stock	$26,988
Cash	203
Total consideration	$27,191

Net assets acquired:
Monarch shareholders' equity	$15,270
Adjustments to reflect fair value of net assets acquired:
Loans	(7,150)
Allowance for loan losses	2,128
Deferred tax assets, net:
Net operating loss carryforward	7,900
Other	1,826
Premises and equipment	(415)
Core deposit intangibles	1,930
Mortgage servicing rights	315
Other assets and other liabilities	48
Fair value of adjusted net assets acquired	21,852
Goodwill recognized as a result of the Monarch transaction	$5,339

Allocation of Purchase Price
The following schedule summarizes the revised acquisition date estimated fair values, including the adjustments to the fair values identified and recorded from the acquisition date through December 31, 2015, of assets acquired and liabilities assumed from Monarch.

(Dollars in thousands)
Assets
Cash and cash equivalents	$32,171
Loans	121,783
Premises and equipment	3,019
Deferred tax assets, net
Net operating loss carryforward	7,900
Other	2,392
Interest receivable and other assets	6,972
Goodwill	5,339
Core deposit intangibles	1,930
Mortgage servicing rights	1,284
Assets acquired, at fair value	182,790
Liabilities
Deposits	144,300
FHLB advances	8,000
Interest payable and other liabilities	3,299
Total liabilities acquired, at fair value	155,599
Total purchase price	$27,191
Information regarding loans accounted for under ASC 310-30 at the merger date is as follows:

(Dollars in thousands)
Accounted for under ASC 310-30:
Contractual cash flows	$166,797
Contractual cash flows not expected to be collected (nonaccretable difference)	7,100
Expected cash flows	159,697
Interest component of expected cash flows (accretable yield)	37,914
Fair value at acquisition	$121,783
The outstanding contractual principal balance and the carrying amount of the Monarch acquired loan portfolio were $92.4 million and $86.4 million, respectively, at December 31, 2016, compared to $114.9 million and $108.3 million, respectively, at December 31, 2015.

Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, the Corporation acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121.0 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. At the acquisition date, Northwestern added total assets of $815.0 million, including total loans of $475.3 million, and total deposits of $794.4 million to the Corporation. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, the Corporation recorded $60.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Northwestern. In addition, the Corporation recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
The results of the merged Northwestern operations are presented within the Corporation’s consolidated financial statements from the acquisition date. Acquisition-related expenses associated with the Northwestern acquisition totaled $5.8 million during 2014.
Information regarding loans accounted for under ASC 310-30 at the merger date is as follows:

(Dollars in thousands)
Accounted for under ASC 310-30:
Contractual cash flows	$618,788
Contractual cash flows not expected to be collected (nonaccretable difference)	33,500
Expected cash flows	585,288
Interest component of expected cash flows (accretable yield)	110,003
Fair value at acquisition	$475,285
The outstanding contractual principal balance and the carrying amount of the Northwestern acquired loan portfolio were $283.1 million and $254.1 million, respectively, at December 31, 2016, compared to $361.3 million and $329.9 million, respectively, at December 31, 2015.
Unaudited Pro Forma Combined Results of Operations
The following unaudited pro forma financial information presents the consolidated results of operation of the Corporation and Talmer as if the merger had occurred as of January 1, 2015, Lake Michigan and Monarch as if the acquisitions had occurred as of January 1, 2014 and Northwestern as if the acquisition had occurred as of January 1, 2013. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that Chemical would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of Talmer, Lake Michigan's, Monarch's, or Northwestern's provision for loan losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisitions have been excluded.

	Years ended December 31,
(In thousands, except per share data)	2016	2015	2014
Net interest and other income	$492,323	$654,962	$361,695
Net Income	115,847	142,504	79,455
Earnings per share:
Basic	$1.65	$2.03	$2.17
Diluted	$1.62	$2.01	$2.16

Accretable Yield
Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

(Dollars in thousands)	Talmer	Lake Michigan	Monarch	Northwestern	OAK	Total
Year Ended December 31, 2016
Balance at beginning of period	$—	$152,999	$34,558	$82,623	$28,077	$298,257
Addition attributable to acquisitions	862,127	—	—	—	—	862,127
Additions, net of reductions*	—	(3,552)	(1,908)	(6,985)	1,091	(11,354)
Accretion recognized in interest income	(63,917)	(33,031)	(5,468)	(15,791)	(13,352)	(131,559)
Reclassification from nonaccretable difference	—	5,000	—	10,000	7,500	22,500
Balance at end of period	$798,210	$121,416	$27,182	$69,847	$23,316	$1,039,971

Year Ended December 31, 2015
Balance at beginning of period	$—	$—	$—	$104,675	$33,286	$137,961
Addition attributable to acquisitions	—	190,246	37,914	—	—	228,160
Additions, net of reductions*	—	(12,991)	1,336	(3,396)	6,601	(8,450)
Accretion recognized in interest income	—	(24,256)	(4,692)	(18,656)	(11,810)	(59,414)
Balance at end of period	$—	$152,999	$34,558	$82,623	$28,077	$298,257

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

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government sponsored agency securities, including securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bank, Student Loan Marketing Corporation and the Small Business Administration, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds, preferred stock and available-for-sale trust preferred securities. Valuations are obtained from a third-party pricing service for these investment securities. Additionally included in Level 2 valuations are loans held-for-sale and derivative assets and liabilities.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation's financial assets and financial liabilities carried at fair value and all financial instruments disclosed at fair value. Transfers of asset or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.
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
Loan servicing rights: LSRs acquired related to the merger with Talmer effective August 31, 2016 are accounted for under the fair value measurement method based on accounting election. A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. Because of the nature of the valuation inputs, the Corporation classifies loan servicing rights as Level 3.  Refer to Note 9, “Loan Servicing Rights”, for the assumptions included in the valuation of loan servicing rights.
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

Derivative instruments held or issued for customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at both December 31, 2016 and 2015 and it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classifies its customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

Written and purchased option derivatives consist of instruments to facilitate an equity-linked time deposit product (the "Power Equity CD"). The Power Equity CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return, while the Corporation receives a known stream of funds based on equity returns. The written and purchased options are mirror derivative instruments which are carried at fair value on the Consolidated Statements of Financial Position. Fair value measurements for the Power Equity CD are determined using quoted prices of underlying stocks, along with other terms and features of the derivative instrument. As a result, the Power Equity CD derivatives are classified as Level 2 valuations.

Disclosure of Recurring Basis Fair Value Measurements

For assets measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets follow:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Investment securities — available-for-sale:
U.S. Treasury securities	$5,793	$—	$—	$5,793
Government sponsored agencies	—	215,011	—	215,011
State and political subdivisions	—	300,088	—	300,088
Residential mortgage-backed securities	—	272,282	—	272,282
Collateralized mortgage obligations	—	320,025	—	320,025
Corporate bonds	—	89,474	—	89,474
Preferred stock and trust preferred securities	—	32,291	—	32,291
Total investment securities — available-for-sale	5,793	1,229,171	—	1,234,964
Loans held-for-sale	—	81,830	—	81,830
Loan servicing rights	—	—	48,085	48,085
Derivative assets:
Customer-initiated derivatives	—	4,406	—	4,406
Forward contracts related to mortgage loans to be delivered for sale	—	635	—	635
Interest rate lock commitments	—	956	—	956
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	8,215	—	8,215
Total assets at fair value	$5,793	$1,319,216	$48,085	$1,373,094
Derivative liabilities:
Customer-initiated derivatives	—	4,141	—	4,141
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	6,359	—	6,359
Total liabilities at fair value	$—	$6,359	$—	$6,359

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2015
Investment securities — available-for-sale:
U.S. Treasury securities	$5,765	$—	$—	$5,765
Government sponsored agencies	—	194,989	—	194,989
State and political subdivisions	—	15,120	—	15,120
Residential mortgage-backed securities	—	187,768	—	187,768
Collateralized mortgage obligations	—	132,230	—	132,230
Corporate bonds	—	14,627	—	14,627
Preferred stock and trust preferred securities	—	3,232	—	3,232
Total investment securities — available-for-sale	5,765	547,966	—	553,731
Loans held-for-sale	—	10,327	—	10,327
Derivative assets:
Forward contracts related to mortgage loans to be delivered for sale	—	144	—	144
Interest rate lock commitments	—	42	—	42
Power Equity CD	—	1,832	—	1,832
Total derivatives	—	2,018	—	2,018
Total assets at fair value	$5,765	$560,311	$—	$566,076
Derivative liabilities:
Forward contracts related to mortgage loans to be delivered for sale	—	57	—	57
Interest rate lock commitments	—	90	—	90
Power Equity CD	—	1,832	—	1,832
Total derivatives	—	1,979	—	1,979
Total liabilities at fair value	$—	$1,979	$—	$1,979

There were no transfers between levels within the fair value hierarchy during the year ended December 31, 2016.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

Year ended December 31, 2016
(Dollars in thousands)	Loan servicing rights
Balance, beginning of period	$—
Additions due to acquisition	42,462
Gains (losses):
Recorded in earnings (realized):
Recorded in “Mortgage banking revenue”	4,593
New originations	1,030
Balance, end of period	$48,085

The Corporation has elected the fair value option for loans held-for-sale.  These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Corporation's policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. There were no loans held-for-sale that were on nonaccrual status or 90 days past due and on accrual status as of December 31, 2016 and 2015.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held-for-sale carried at fair value was as follows:

	December 31,
(Dollars in thousands)	2016	2015
Aggregate fair value	$81,830	$10,327
Contractual balance	81,009	10,366
Unrealized gain (loss)	821	(39)

The total amount of gains (losses) from loans held for sale included in the Consolidated Statements of Income were as follows:

	For the years ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest income(1)	$1,606	$83	$66
Change in fair value(2)	39	(61)	110
Total included in earnings	$1,645	$22	$176

(1) Included in "Interest and fees on loans" in the Consolidated Statements of Income.
(2) Included in "Mortgage banking revenue" in the Consolidated Statements of Income.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
Loans: The Corporation does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. Impaired loans where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or management determines the fair value of the collateral is further impaired below the independent appraised value. When management determines the fair value of the collateral is further impaired below the appraised value, discount factors ranging between 75% and 90% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.
Goodwill: Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2016 and 2015, no goodwill was impaired.
Other intangible assets: Other intangible assets consist of core deposit intangible assets and non-compete intangible assets. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2016 and 2015, there was no impairment identified for core deposit intangible assets or non-compete intangible assets.
Loan servicing rights: LSRs originated by the Corporation and those acquired in acquisitions of other institutions prior to the merger with Talmer are accounted for under the amortization method. The fair value of these LSRs is initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflects a value less than the carrying value, LSRs are adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classifies the LSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2016, the Corporation recognized a valuation allowance of $8 thousand related to impairment within certain pools attributable to the Corporation's servicing portfolios. As a result, the LSRs related to these servicing portfolios were considered to be recorded at fair value on a nonrecurring basis as of December 31, 2016. At December 31, 2015, there was no impairment identified for LSRs.

Other real estate owned and repossessed assets: The carrying amounts for other real estate and repossessed assets are reported in the Consolidated Statements of Financial Position under "Interest receivable and other assets." Other real estate and repossessed assets include real estate and other types of assets repossessed by the Corporation. Other real estate and repossessed assets are recorded at the lower of cost or fair value upon the transfer of a loan to other real estate and repossessed assets and, subsequently, continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the property or management's estimation of the value of the property. The Corporation records other real estate and repossessed assets as Level 3 valuations as management generally determines that the fair value of the property is impaired below the appraised value. When management determines the fair value of the property is further impaired below appraised value, discount factors ranging between 75% and 90% of the appraised value are used depending on the nature of the property and the age of the most recent appraisal.
Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follow:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Impaired originated loans	$—	$—	$62,184	$62,184
Other real estate/repossessed assets	—	—	1,386	1,386
Loan servicing rights	—	—	2	2
Total	$—	$—	$63,572	$63,572
December 31, 2015
Impaired originated loans	$—	$—	$42,065	$42,065
Other real estate/repossessed assets	—	—	3,068	3,068
Total	$—	$—	$45,133	$45,133
There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2016 and 2015.
The following table presents additional information about the significant unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

(Dollars in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
Impaired originated loans	$62,184	Appraisal of collateral	Discount for type of collateral and age of appraisal	10%-25%
Other real estate/repossessed assets	1,386	Appraisal of property	Discount for type of property and age of appraisal	10%-25%
Loan servicing rights	2	Discounted cash flow	Constant prepayment rate	9%-18%
			Discount rate	10%-11%

Disclosures About Fair Value of Financial Instruments
GAAP requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. However, the method of estimating fair value for certain financial instruments, such as loans, that are not required to be measured on a recurring or nonrecurring basis, as prescribed by FASB ASC Topic 820, "Fair Value Measurement", does not incorporate the exit-price concept of fair value. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed present value methods using unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, do not necessarily indicate amounts that could be realized in a current market exchange. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2016 and 2015, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
Investment securities — held-to-maturity: Fair value measurement for investment securities — held-to-maturity fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity include investment securities issued by state and political subdivisions. Level 3 valuations include trust preferred investment securities.
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
Loans: The fair values of loans that are not considered impaired are estimated using a discounted cash flow model. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. The fair value measurements for loans are Level 3 valuations.
Deposits: The fair values of deposit accounts without defined maturities, such as interest-and noninterest-bearing checking, savings and money market accounts, are estimated to be the amounts payable on demand. The fair values for variable-interest rate time deposits with defined maturities approximate their carrying amounts. Fair value measurements for fixed-interest rate time deposits with defined maturities are based on the discounted value of contractual cash flows, using the Corporation's interest rates currently being offered for deposits of similar maturities, and are therefore classified as Level 2 valuations. However, if the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
Securities sold under agreements to repurchase: Fair value measurements are based on the present value of future estimated cash flows using current interest rates offered to the Corporation under similar terms and are Level 2 valuations.
Short-term borrowings: Short-term borrowings consist of short-term FHLB advances. Fair value measurements for short-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are Level 2 valuations.
Long-term borrowings: Long-term borrowings consist of long-term FHLB advances, securities sold under agreements to repurchase with an unaffiliated financial institution, a term line-of-credit and subordinated debt obligations. Fair value measurements for long-term borrowings are based on the present value of future estimated cash flows using current interest rates offered to the Corporation for debt with similar terms and are therefore classified as Level 2 valuations.
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

A summary of carrying amounts and estimated fair values of the Corporation's financial instruments not recorded at fair value in their entirety on a recurring basis on the Consolidated Statements of Financial Position was as follows:

		December 31,
	Level in Fair Value Measurement Hierarchy	2016		2015
(Dollars in thousands)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$474,402	$474,402	$238,789	$238,789
Investment securities:
Held-to-maturity	Level 2	622,927	608,221	509,471	512,405
Held-to-maturity	Level 3	500	310	500	7,090
Nonmarketable equity securities	NA	97,350	97,350	36,907	36,907
Net loans(1)	Level 3	12,912,511	13,069,315	7,197,819	7,201,994
Interest receivable	Level 2	42,235	42,235	21,953	21,953
Financial liabilities:
Deposits:
Deposits without defined maturities	Level 2	$9,862,755	$9,862,755	$5,809,355	$5,809,355
Time deposits	Level 2	3,010,367	3,010,048	1,647,412	1,647,412
Total deposits		12,873,122	12,872,803	7,456,767	7,456,767
Interest payable	Level 2	5,415	5,415	1,578	1,578
Securities sold under agreements to repurchase with customers	Level 2	343,047	343,047	297,199	297,199
Short-term borrowings	Level 2	825,000	825,000	100,000	100,000
Long-term borrowings	Level 2	597,847	591,227	242,391	242,391

(1)	Included $62.2 million and $42.1 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2016 and 2015, respectively.

Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2016 and 2015:

	Investment Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
U.S. Treasury securities	$5,788	$5	$—	$5,793
Government sponsored agencies	216,890	189	2,068	215,011
State and political subdivisions	311,704	163	11,779	300,088
Residential mortgage-backed securities	276,162	112	3,992	272,282
Collateralized mortgage obligations	323,965	63	4,003	320,025
Corporate bonds	90,859	16	1,401	89,474
Preferred stock and trust preferred securities	31,353	1,018	80	32,291
Total	$1,256,721	$1,566	$23,323	$1,234,964
December 31, 2015
U.S. Treasury securities	$5,773	$—	$8	$5,765
Government sponsored agencies	195,711	78	800	194,989
State and political subdivisions	14,731	395	6	15,120
Residential mortgage-backed securities	189,452	538	2,222	187,768
Collateralized mortgage obligations	133,256	111	1,137	132,230
Corporate bonds	14,825	2	200	14,627
Preferred stock and trust preferred securities	2,888	344	—	3,232
Total	$556,636	$1,468	$4,373	$553,731

	Investment Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
December 31, 2016
State and political subdivisions	$622,927	$2,648	$17,354	$608,221
Trust preferred securities	500	—	190	310
Total	$623,427	$2,648	$17,544	$608,531
December 31, 2015
State and political subdivisions	$509,471	$7,446	$4,512	$512,405
Trust preferred securities	500	—	200	300
Total	$509,971	$7,446	$4,712	$512,705
The majority of the Corporation's residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the years ended December 31,
(Dollars in thousands)	2016	2015	2014
Proceeds	$41,446	$40,301	$—
Gross gains	325	631	—
Gross losses	(196)	(1)	—

The following is a summary of the amortized cost and fair value of investment securities at December 31, 2016, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:
Due in one year or less	$237,047	$235,845
Due after one year through five years	490,634	485,221
Due after five years through ten years	339,222	329,879
Due after ten years	188,429	182,281
Preferred stock	1,389	1,738
Total	$1,256,721	$1,234,964
Investment Securities Held-to-Maturity:
Due in one year or less	$66,090	$65,954
Due after one year through five years	262,136	257,936
Due after five years through ten years	145,225	139,320
Due after ten years	149,976	145,321
Total	$623,427	$608,531
Securities with a carrying value of $794.0 million and $530.8 million were pledged at December 31, 2016 and 2015, respectively, to secure borrowings and deposits.
At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.
The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at December 31, 2016 and 2015, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. As of December 31, 2016, the Corporation's securities portfolio consisted of 2,504 securities, 1,563 of which were in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
Government sponsored agencies	$105,702	$1,707	$15,023	$361	$120,725	$2,068
State and political subdivisions	758,063	28,158	26,810	975	784,873	29,133
Residential mortgage-backed securities	244,239	3,992	—	—	244,239	3,992
Collateralized mortgage obligations	279,001	3,778	14,754	225	293,755	4,003
Corporate bonds	80,536	1,401	—	—	80,536	1,401
Trust preferred securities	10,699	80	310	190	11,009	270
Total	$1,478,240	$39,116	$56,897	$1,751	$1,535,137	$40,867
December 31, 2015
U.S. Treasury securities	$5,765	$8	$—	$—	$5,765	$8
Government sponsored agencies	114,640	292	21,681	508	136,321	800
State and political subdivisions	195,285	2,891	68,361	1,627	263,646	4,518
Residential mortgage-backed securities	169,226	2,146	3,435	76	172,661	2,222
Collateralized mortgage obligations	60,459	408	39,382	729	99,841	1,137
Corporate bonds	9,532	200	—	—	9,532	200
Trust preferred securities	—	—	300	200	300	200
Total	$554,907	$5,945	$133,159	$3,140	$688,066	$9,085
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security at December 31, 2016, represented an other-than-temporary impairment (OTTI) as the unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates and not credit issues. Management believed that the unrealized losses on investment securities at December 31, 2016 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.
At December 31, 2016, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at December 31, 2016, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.
Note 5: Loans
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

Real estate construction and land development — Real estate construction loans represent secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Land development loans represent secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at December 31, 2016 and 2015 were primarily comprised of loans to develop residential properties.
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
Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation's commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation's consumer loan portfolio. A summary of the Corporation's loans follows:

(Dollars in thousands)	Originated	Acquired(1)	Total loans
December 31, 2016
Commercial loan portfolio:
Commercial	$1,901,526	$1,315,774	$3,217,300
Commercial real estate	1,921,799	2,051,341	3,973,140
Real estate construction and land development	281,724	122,048	403,772
Subtotal	4,105,049	3,489,163	7,594,212
Consumer loan portfolio:
Residential mortgage	1,475,342	1,611,132	3,086,474
Consumer installment	1,282,588	151,296	1,433,884
Home equity	595,422	280,787	876,209
Subtotal	3,353,352	2,043,215	5,396,567
Total loans	$7,458,401	$5,532,378	$12,990,779	(2)
December 31, 2015
Commercial loan portfolio:
Commercial	$1,521,515	$384,364	$1,905,879
Commercial real estate	1,424,059	688,103	2,112,162
Real estate construction and land development	185,147	46,929	232,076
Subtotal	3,130,721	1,119,396	4,250,117
Consumer loan portfolio:
Residential mortgage	1,216,975	212,661	1,429,636
Consumer installment	869,426	8,031	877,457
Home equity	590,812	123,125	713,937
Subtotal	2,677,213	343,817	3,021,030
Total loans	$5,807,934	$1,463,213	$7,271,147	(2)
(1) Acquired loans are accounted for under ASC 310-30.
(2) Reported net of deferred costs totaling $14.8 million and $10.7 million at December 31, 2016 and 2015, respectively.

Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled $23.9 million at December 31, 2016 and $21.7 million at December 31, 2015. During 2016 and 2015, there were $33.8 million and $33.3 million, respectively, of new loans and other additions, while repayments and other reductions totaled $31.6 million and $42.8 million, respectively.
Loans held-for-sale, comprised of fixed-rate residential mortgage loans, were $81.8 million at December 31, 2016 and $10.3 million at December 31, 2015. The Corporation sold loans totaling $707.8 million in 2016 and $222.6 million in 2015.
Credit Quality Monitoring
The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation's lending markets generally consist of communities throughout Michigan and additional communities located within northwest Ohio and northern Indiana.
The Corporation, through Chemical Bank, has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation's commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $2.0 million requiring group loan authority approval, except for six executive and senior officers who have varying loan limits exceeding $2.0 million and up to $3.5 million. With respect to the group loan authorities, Chemical Bank has various regional loan committees hat meet weekly to consider loan ranging in amounts from $2.0 million to $5.0 million, and a senior loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $5.0 million to $10.0 million, depending on risk rating and credit action required. A directors' loan committee of Chemical Bank, consisting of eight independent members of the board of directors of Chemical Bank, the chief executive officer of Chemical Bank and the chief credit officer of Chemical Bank, meets bi-weekly to consider loans in amounts over $10.0 million, and certain loans under $10.0 million depending on a loan's risk rating and credit action required. Loans over $25.0 million require the approval of the board of directors of Chemical Bank.
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

Credit Quality Indicators
Commercial Loan Portfolio
Risk categories for the Corporation's commercial loan portfolio establish the credit quality of a borrower by measuring liquidity, debt capacity, coverage and payment behavior as shown in the borrower's financial statements. The risk categories also measure the quality of the borrower's management and the repayment support offered by any guarantors. Risk categories for the Corporation's commercial loan portfolio are described as follows:
Pass: Includes all loans without weaknesses or potential weaknesses identified in the categories of special mention, substandard or doubtful.
Special Mention: Loans with potential credit weakness or credit deficiency, which, if not corrected, pose an unwarranted financial risk that could weaken the loan by adversely impacting the future repayment ability of the borrower.
Substandard: Loans with a well-defined weakness, or weaknesses, such as loans to borrowers who may be experiencing losses from operations or inadequate liquidity of a degree and duration that jeopardizes the orderly repayment of the loan. Substandard loans also are distinguished by the distinct possibility of loss in the future if these weaknesses are not corrected.
Doubtful: Loans with all the characteristics of a loan classified as Substandard, with the added characteristic that credit weaknesses make collection in full highly questionable and improbable.
The following schedule presents the recorded investment of loans in the commercial loan portfolio by credit risk categories at December 31, 2016 and 2015:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Originated Portfolio:
Commercial	$1,803,750	$44,809	$51,898	$1,069	$1,901,526
Commercial real estate	1,849,315	36,981	35,502	1	1,921,799
Real estate construction and land development	280,968	157	599	—	281,724
Subtotal	3,934,033	81,947	87,999	1,070	4,105,049
Acquired Portfolio:
Commercial	1,218,848	46,643	50,283	—	1,315,774
Commercial real estate	1,897,011	61,441	92,636	253	2,051,341
Real estate construction and land development	117,505	1,982	2,561	—	122,048
Subtotal	3,233,364	110,066	145,480	253	3,489,163
Total	$7,167,397	$192,013	$233,479	$1,323	$7,594,212
December 31, 2015
Originated Portfolio:
Commercial	$1,418,301	$34,727	$66,392	$2,095	$1,521,515
Commercial real estate	1,341,202	31,036	51,821	—	1,424,059
Real estate construction and land development	183,323	180	1,644	—	185,147
Subtotal	2,942,826	65,943	119,857	2,095	3,130,721
Acquired Portfolio:
Commercial	340,782	28,321	15,261	—	384,364
Commercial real estate	629,430	23,926	34,747	—	688,103
Real estate construction and land development	41,683	2,556	2,690	—	46,929
Subtotal	1,011,895	54,803	52,698	—	1,119,396
Total	$3,954,721	$120,746	$172,555	$2,095	$4,250,117

Consumer Loan Portfolio
The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are in nonaccrual status, contractually past due 90 days or more as to interest or principal payments are considered to be in a nonperforming status. Loans accounted for under ASC 310-30, "acquired loans", that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans.
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at December 31, 2016 and 2015:

(Dollars in thousands)	Residential mortgage	Consumer installment	Home equity	Total consumer
December 31, 2016
Originated Portfolio:
Performing	$1,468,373	$1,281,709	$592,071	$3,342,153
Nonperforming	6,969	879	3,351	11,199
Subtotal	1,475,342	1,282,588	595,422	3,353,352
Acquired Loans	1,611,132	151,296	280,787	2,043,215
Total	$3,086,474	$1,433,884	$876,209	$5,396,567
December 31, 2015
Originated Portfolio:
Performing	$1,211,418	$868,975	$588,833	$2,669,226
Nonperforming	5,557	451	1,979	7,987
Subtotal	1,216,975	869,426	590,812	2,677,213
Acquired Loans	212,661	8,031	123,125	343,817
Total	$1,429,636	$877,457	$713,937	$3,021,030

Nonperforming Assets and Past Due Loans
Nonperforming assets consist of loans for which the accrual of interest has been discontinued, other real estate owned acquired through acquisitions, other real estate owned obtained through foreclosure and other repossessed assets.

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payments. Loans outside of those accounted for under ASC 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. The accrual of interest is discontinued when a loan is placed in nonaccrual status and any payments received reduce the carrying value of the loan. A loan may be placed back on accrual status if all contractual payments have been received and collection of future principal and interest payments are no longer doubtful. Acquired loans that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans.

A summary of nonperforming assets follows:

	December 31,
(Dollars in thousands)	2016	2015
Nonperforming assets
Nonaccrual loans:
Commercial	$13,178	$28,554
Commercial real estate	19,877	25,163
Real estate construction and land development	80	521
Residential mortgage	6,969	5,557
Consumer installment	879	451
Home equity	3,351	1,979
Total nonaccrual loans	44,334	62,225
Other real estate owned and repossessed assets	17,187	9,935
Total nonperforming assets	$61,521	$72,160
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30
Commercial	11	364
Commercial real estate	277	254
Residential mortgage	—	402
Home equity	995	1,267
Total accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30	$1,283	$2,287
The Corporation's nonaccrual loans at December 31, 2016 and 2015 included $30.5 million and $35.9 million, respectively, of nonaccrual TDRs.
There was no interest income recognized on nonaccrual loans during 2016, 2015 and 2014 while the loans were in nonaccrual status. During 2016, 2015 and 2014, the Corporation recognized $0.4 million, $0.9 million and $0.5 million, respectively, of interest income on these loans while they were in an accruing status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $2.9 million in 2016, $3.2 million in 2015 and $3.3 million in 2014. During 2016, 2015 and 2014, the Corporation recognized interest income of $3.9 million, $3.9 million and $3.6 million, respectively, on performing TDRs.
The Corporation had $7.3 million of residential mortgage loans that were in the process of foreclosure at December 31, 2016, compared to $2.9 million at December 31, 2015.

Loan delinquency, excluding acquired loans accounted for under ASC 310-30, was as follows:

(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
December 31, 2016
Originated Portfolio:
Commercial	$10,421	$4,842	$3,641	$18,904	$1,882,622	$1,901,526	$11
Commercial real estate	6,551	1,589	5,165	13,305	1,908,494	1,921,799	277
Real estate construction and land development	2,721	499	—	3,220	278,504	281,724	—
Residential mortgage	3,147	62	1,752	4,961	1,470,381	1,475,342	—
Consumer installment	3,991	675	238	4,904	1,277,684	1,282,588	—
Home equity	3,097	893	2,349	6,339	589,083	595,422	995
Total	$29,928	$8,560	$13,145	$51,633	$7,406,768	$7,458,401	$1,283
December 31, 2015
Originated Portfolio:
Commercial	$9,393	$5,243	$364	$15,000	$1,506,515	$1,521,515	$364
Commercial real estate	6,941	2,262	254	9,457	1,414,602	1,424,059	254
Real estate construction and land development	596	—	—	596	184,551	185,147	—
Residential mortgage	7,475	1,170	402	9,047	1,207,928	1,216,975	402
Consumer installment	3,347	741	—	4,088	865,338	869,426	—
Home equity	2,075	1,113	1,267	4,455	586,357	590,812	1,267
Total	$29,827	$10,529	$2,287	$42,643	$5,765,291	$5,807,934	$2,287

Impaired Loans
A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include nonperforming loans and all TDRs. Impaired loans are accounted for at the lower of the present value of expected cash flows or the estimated fair value of the collateral. When the present value of expected cash flows or the fair value of the collateral of an impaired loan not accounted for under ASC 310-30 is less than the amount of unpaid principal outstanding on the loan, the recorded principal balance of the loan is reduced to its carrying value through either a specific allowance for loan loss or a partial charge-off of the loan balance.
The following schedules present impaired loans by classes of loans at December 31, 2016 and December 31, 2015:

(Dollars in thousands)	Recorded investment	Unpaid principal balance	Related valuation allowance
December 31, 2016
Impaired loans with a valuation allowance:
Commercial	$28,925	$33,209	$3,128
Commercial real estate	21,318	27,558	2,102
Real estate construction and land development	177	177	4
Residential mortgage	20,864	20,864	3,528
Consumer installment	879	879	240
Home equity	2,577	2,577	390
Subtotal	71,284	81,808	8,762
Impaired loans with no related valuation allowance:
Commercial	7,435	11,153	—
Commercial real estate	20,588	23,535	—
Real estate construction and land development	80	80	—
Residential mortgage	3,252	3,252	—
Consumer installment	—	—	—
Home equity	774	774	—
Subtotal	32,129	38,794	—
Total impaired loans:
Commercial	36,360	44,362	3,128
Commercial real estate	41,906	51,093	2,102
Real estate construction and land development	257	257	4
Residential mortgage	24,116	24,116	3,528
Consumer installment	879	879	—
Home equity	3,351	3,351	—
Total	$106,869	$124,058	$8,762

(Dollars in thousands)	Recorded investment	Unpaid principal balance	Related valuation allowance
December 31, 2015
Impaired loans with a valuation allowance:
Commercial	$18,898	$19,426	$5,700
Commercial real estate	4,448	4,688	497
Residential mortgage	21,037	21,037	192
Subtotal	44,383	45,151	6,389
Impaired loans with no related valuation allowance:
Commercial	27,304	32,395	—
Commercial real estate	48,747	59,949	—
Real estate construction and land development	982	1,062	—
Residential mortgage	5,557	5,557	—
Consumer installment	451	451	—
Home equity	1,979	1,979	—
Subtotal	85,020	101,393	—
Total impaired loans:
Commercial	46,202	51,821	5,700
Commercial real estate	53,195	64,637	497
Real estate construction and land development	982	1,062	—
Residential mortgage	26,594	26,594	192
Consumer installment	451	451	—
Home equity	1,979	1,979	—
Total	$129,403	$146,544	$6,389

The following schedule presents additional information regarding impaired loans by classes of loans segregated by those requiring a valuation allowance and those not requiring a valuation allowance at December 31, 2016, 2015 and 2014 and the respective interest income amounts recognized:

	For the years ended December 31,
	2016		2015		2014
(Dollars in thousands)	Average annual recorded investment	Interest income recognized while on impaired status	Average annual recorded investment	Interest income recognized while on impaired status	Average annual recorded investment	Interest income recognized while on impaired status
Impaired loans with a valuation allowance:
Commercial	$7,829	$—	$9,511	$—	$2,117	$—
Commercial real estate	5,658	—	2,918	—	3,699	—
Real estate construction and land development	19	—	—	—	—	—
Residential mortgage	23,958	1,285	20,661	1,312	19,740	1,252
Consumer installment	359	—	—	—	—	—
Home equity	1,759	—	—	—	—	—
Subtotal	37,464	1,285	33,090	1,312	25,556	1,252
Impaired loans with no related valuation allowance:
Commercial	29,559	1,343	27,778	1,005	32,895	961
Commercial real estate	41,646	1,236	50,079	1,547	46,344	1,342
Real estate construction and land development	585	22	889	25	1,831	3
Residential mortgage	1,519	—	6,027	—	6,783	—
Consumer installment	—	—	448	—	592	—
Home equity	555	—	1,872	—	2,118	—
Subtotal	73,864	2,601	87,093	2,577	90,563	2,306
Total impaired loans:
Commercial	37,388	1,343	37,289	1,005	35,012	961
Commercial real estate	47,304	1,236	52,997	1,547	50,043	1,342
Real estate construction and land development	604	22	889	25	1,831	3
Residential mortgage	25,477	1,285	26,688	1,312	26,523	1,252
Consumer installment	359	—	448	—	592	—
Home equity	2,314	—	1,872	—	2,118	—
Total	$113,446	$3,886	$120,183	$3,889	$116,119	$3,558
The difference between an impaired loan's recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management's assessment that full collection of the loan balance is not likely.
Impaired loans included $62.5 million and $67.2 million at December 31, 2016 and December 31, 2015, respectively, of accruing TDRs.

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following tables present the recorded investment of loans modified into TDRs during the years ended December 31, 2016, 2015 and 2014 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type
(Dollars in thousands)	Principal deferral	Principal reduction	A/B Note Restructure(1)	Interest rate	Forbearance agreement	Total number of loans	Pre- modification recorded investment	Post- modification recorded investment
For the year ended December 31, 2016
Commercial loan portfolio:
Commercial	$11,533	$1,527	$43	$—	$1,750	54	$14,853	$14,853
Commercial real estate	2,993	1,866	—	—	—	16	4,859	4,859
Subtotal	14,526	3,393	43	—	1,750	70	19,712	19,712
Consumer loan portfolio:
Residential mortgage	477	—	—	—	—	4	477	477
Consumer installment	87	—	—	—	—	14	87	87
Home equity	179	—	—	364	—	10	543	543
Subtotal	743	—	—	364	—	28	1,107	1,107
Total loans	$15,269	$3,393	$43	$364	$1,750	98	$20,819	$20,819
(1)Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loans which is expected to be collected: and a "B" note, which is fully charged off.

	Concession type
(Dollars in thousands)	Principal deferral	Principal reduction	A/B Note Restructure(1)	Interest rate	Forbearance agreement	Total number of loans	Pre- modification recorded investment	Post- modification recorded investment
For the year ended December 31, 2015
Commercial loan portfolio:
Commercial	$6,031	$—	$—	$117	$5,298	53	$11,446	$11,446
Commercial real estate	5,904	450	—	102	740	21	7,196	7,196
Real estate construction and land development	705	—	—	—	—	3	705	705
Subtotal	12,640	450	—	219	6,038	77	19,347	19,347
Consumer loan portfolio:
Residential mortgage	1,246	—	—	635	—	20	1,881	1,881
Consumer installment	210	—	—	—	—	19	210	210
Home equity	1,110	—	—	46	—	26	1,158	1,156
Subtotal	2,566	—	—	681	—	65	3,249	3,247
Total loans	$15,206	$450	$—	$900	$6,038	142	$22,596	$22,594
(1)Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loans which is expected to be collected: and a "B" note, which is fully charged off.

	Concession type
(Dollars in thousands)	Principal deferral	Principal reduction	A/B Note Restructure(1)	Interest rate	Forbearance agreement	Total number of loans	Pre- modification recorded investment	Post- modification recorded investment
For the year ended December 31, 2014
Commercial loan portfolio:
Commercial	$12,657	$112	$111	$901	$—	53	$13,781	$13,781
Commercial real estate	10,713	154	223	671	314	46	12,075	12,075
Real estate construction and land development	72	—	—	—	—	1	72	72
Subtotal	23,442	266	334	1,572	314	100	25,928	25,928
Consumer loan portfolio:
Residential mortgage	1,832	—	—	991	—	36	2,847	2,823
Consumer installment	572	—	—	—	—	52	572	572
Home equity	606	—	—	157	—	31	765	763
Subtotal	3,010	—	—	1,148	—	119	4,184	4,158
Total loans	$26,452	$266	$334	$2,720	$314	219	$30,112	$30,086
(1)Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loans which is expected to be collected: and a "B" note, which is fully charged off.
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

The following schedule presents the Corporation's TDRs at December 31, 2016 and 2015:

(Dollars in thousands)	Accruing TDRs	Nonaccrual TDRs	Total
December 31, 2016
Commercial loan portfolio	$45,388	$25,397	$70,785
Consumer loan portfolio	17,147	5,134	22,281
Total	$62,535	$30,531	$93,066
December 31, 2015
Commercial loan portfolio	$46,141	$32,682	$78,823
Consumer loan portfolio	21,037	3,251	24,288
Total	$67,178	$35,933	$103,111
The following schedule includes TDRs for which there was a payment default during the years ended December 31, 2016, 2015 and 2014, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	For the years ended December 31,
	2016		2015		2014
	Number of loans	Principal balance at year end	Number of loans	Principal balance at year end	Number of loans	Principal balance at year end
(Dollars in thousands)
Commercial loan portfolio:
Commercial	—	$—	1	$1,206	7	$885
Commercial real estate	2	1,721	5	1,016	6	2,352
Subtotal — commercial loan portfolio	2	1,721	6	2,222	13	3,237
Consumer loan portfolio (residential mortgage)	14	259	3	65	12	259
Total	16	$1,980	9	$2,287	25	$3,496
At December 31, 2016, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $1.5 million
Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the years ended December 31, 2016, 2015 and 2014, and details regarding the balance in the allowance and the recorded investment in loans at December 31, 2016 and 2015 by impairment evaluation method.

(Dollars in thousands)	Commercial loan portfolio	Consumer loan portfolio	Unallocated	Total
Changes in allowance for loan losses for the year ended December 31, 2016:
Beginning balance	$47,234	$26,094	$—	$73,328
Provision for loan losses	9,788	5,087	—	14,875
Charge-offs	(8,906)	(6,396)	—	(15,302)
Recoveries	3,085	2,282	—	5,367
Ending balance	$51,201	$27,067	$—	$78,268
Allowance for loan losses balance at December 31, 2016 attributable to:
Loans individually evaluated for impairment	$5,234	$3,528	$—	$8,762
Loans collectively evaluated for impairment	45,967	23,539	—	69,506
Loans accounted for under ASC 310-30	—	—	—	—
Total	$51,201	$27,067	$—	$78,268
Recorded investment (loan balance) at December 31, 2016:
Loans individually evaluated for impairment	$78,523	$28,346	$—	$106,869
Loans collectively evaluated for impairment	4,026,526	3,325,006	—	7,351,532
Loans accounted for under ASC 310-30	3,489,163	2,043,215	—	5,532,378
Total	$7,594,212	$5,396,567	$—	$12,990,779
Changes in allowance for loan losses for the year ended December 31, 2015:
Beginning balance	$44,156	$28,803	$2,724	$75,683
Provision (benefit) for loan losses	7,275	1,949	(2,724)	6,500
Charge-offs	(6,385)	(7,116)	—	(13,501)
Recoveries	2,188	2,458	—	4,646
Ending balance	$47,234	$26,094	$—	$73,328
Allowance for loan losses balance at December 31, 2015 attributable to:
Loans individually evaluated for impairment	$6,197	$192	$—	$6,389
Loans collectively evaluated for impairment	41,037	25,902	—	66,939
Loans accounted for under ASC 310-30	—	—	—	—
Total	$47,234	$26,094	$—	$73,328
Recorded investment (loan balance) at December 31, 2015:
Loans individually evaluated for impairment	$100,379	$29,024	$—	$129,403
Loans collectively evaluated for impairment	3,030,342	2,648,189	—	5,678,531
Loans accounted for under ASC 310-30	1,119,396	343,817	—	1,463,213
Total	$4,250,117	$3,021,030	$—	$7,271,147
Changes in allowance for loan losses for the year ended December 31, 2014:
Beginning balance	$44,482	$30,145	$4,445	$79,072
Provision (benefit) for loan losses	3,464	4,357	(1,721)	6,100
Charge-offs	(6,399)	(7,830)	—	(14,229)
Recoveries	2,609	2,131	—	4,740
Ending balance	$44,156	$28,803	$2,724	$75,683

Note 6: Premises and Equipment
The following table summarizes premises and equipment:

	December 31,
(Dollars in thousands)	2016	2015
Land and land improvements	$36,185	$28,447
Buildings	144,155	120,370
Furniture and equipment	91,963	77,882
Total	272,303	226,699
Less accumulated depreciation	(127,291)	(120,382)
Premises and equipment, net	$145,012	$106,317
The Corporation leases certain branch properties and equipment under operating leases. Net rent expense was $3.3 million, $1.7 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
During the years ended December 31, 2016 and 2015 the Corporation transferred $4.8 million and $2.7 million from premises and equipment to other assets, respectively, due to branch or building operation closings/consolidations.

Note 7: Other Real Estate Owned and Repossessed Assets

Changes in other real estate owned and repossessed assets were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2014	$9,518	$258
Additions due to acquisitions	3,721	—
Other additions(1)	8,986	2,322
Net payments received	(264)	(30)
Disposals	(7,360)	(2,298)
Write-downs	(648)	—
Balance at December 31, 2014	$13,953	$252
Additions due to acquisitions	440	—
Other additions(1)	6,957	2,372
Net payments received	(45)	(22)
Disposals	(10,168)	(2,383)
Write-downs	(1,421)	—
Balance at December 31, 2015	$9,716	$219
Additions due to acquisitions	13,227	313
Other additions(1)	9,938	3,032
Net payments received	(1,560)	(763)
Disposals	(13,873)	(2,426)
Write-downs	(636)	—
Balance at December 31, 2016	$16,812	$375

(1)Includes loans transferred to other real estate owned and other repossessed assets.

At December 31, 2016 the Corporation had $1.0 million of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In addition, there were $7.3 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of December 31, 2016.

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of “Other expense” in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the year ended December 31, 2016
Net gain (loss) on sale	$5,325	$523
Write-downs	(636)	—
Net operating expenses	(740)	(60)
Total	$3,949	$463
For the year ended December 31, 2015
Net gain (loss) on sale	$4,128	$(26)
Write-downs	(1,421)	—
Net operating expenses	(1,604)	(19)
Total	$1,103	$(45)
For the year ended December 31, 2014
Net gain (loss) on sale	$2,545	$(11)
Write-downs	(648)	—
Net operating expenses	(1,242)	(53)
Total	$655	$(64)

Note 8: Goodwill
Goodwill was $1.13 billion and $287.4 million for the periods ended December 31, 2016 and 2015, respectively. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and other acquisitions. The Corporation recorded goodwill in the amount of $846.7 million related to the merger with Talmer completed on August 31, 2016. During 2015, the Corporation acquired Lake Michigan and Monarch, which resulted in the recognition of goodwill for each transaction of $101.1 million and $5.3 million, respectively.
Goodwill is subject to impairment testing annually as of October 31 and on an interim basis if events or changes in circumstances indicate assets might be impaired. Impairment exists when the carrying value of goodwill exceeds its fair value. At December 31, 2016, the Corporation had positive equity and the Corporation elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Note 9: Loan Servicing Rights
Loan servicing rights (LSRs) are created as a result of selling residential mortgage and commercial real estate loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan, and from acquisitions of other banks that had LSRs. Loans serviced for others are not reported as assets in the Consolidated Statements of Financial Position. Amortization is recorded on LSRs where there has not been an accounting election to account for under the fair value method.
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

	For the year ended December 31, 2016
(Dollars in thousands)	Commercial Real Estate	Mortgage	Total
Fair value, beginning of period	$—	$—	$—
Acquired in Talmer Bancorp, Inc. merger	365	42,097	42,462
Additions from loans sold with servicing retained	—	1,030	1,030
Changes in fair value due to:
Reductions from pay downs	(17)	(502)	(519)
Changes in estimates of fair value (1)	(4)	5,116	5,112
Fair value, end of period	$344	$47,741	$48,085
Principal balance of loans serviced for others that have servicing capitalized	$64,756	$5,235,415	$5,300,171

(1) Represents estimated LSR value change resulting primarily from market-driven changes in interest rates and prepayments.

The Corporation continues to account for all other LSRs using the amortization method. The following shows the net carrying value and fair value of LSRs and the total loans that the Corporation is servicing for others accounted for under the amortization method:

	December 31,
(Dollars in thousands)	2016	2015
Net carrying value of LSRs	$10,230	$11,122
Fair value of LSRs	$15,891	$15,542
Valuation allowance	$8	$—
Loans serviced for others that have servicing rights capitalized	$2,074,057	$2,082,899
LSRs accounted for under the amortization method are stratified into servicing assets originated by the Corporation and those acquired in acquisitions of other institutions and further stratified into relatively homogeneous pools based on products with similar characteristics. There was a valuation allowance of $8 thousand as of December 31, 2016 related to impairment within certain pools attributable to the Corporation's servicing portfolios. There was no impairment valuation allowance recorded on the Corporation's LSRs at December 31, 2015.

The following table shows the activity for capitalized LSRs accounted for under the amortization method:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of period	$11,122	$12,217	$3,423
Acquired through acquisitions	—	1,284	9,235
Additions	3,303	1,476	1,075
Amortization	(4,187)	(4,055)	(1,316)
Change in valuation allowance	(8)	200	(200)
Balance at end of period	$10,230	$11,122	$12,217

The Corporation realized total loan servicing fee income of $8.7 million, $5.4 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, recorded as a component of "Mortgage banking revenue" in the Consolidated Statements of Income.

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of December 31, 2016 and 2015.

	Commercial Real Estate	Mortgage
As of December 31, 2016
Prepayment speed	0.00 - 22.47%	0.00 - 99.75%
Weighted average (“WA”) discount rate	16.46%	10.09%
Cost to service/per year	$467-$500	$65-$90
WA Ancillary income/per year	N/A	$28
WA float range	0.53%	1.01%
As of December 31, 2015
Prepayment speed	N/A	6.96 - 17.65%
WA discount rate	N/A	10.04%
Cost to service/per year	N/A	$70-$85
Ancillary income/per year	N/A	$20
WA float range	N/A	1.72%

Note 10: Other Intangible Assets
The following table shows the net carrying value of the Corporation's other intangible assets:

	December 31,
(Dollars in thousands)	2016	2015
Core deposit intangible assets	$40,211	$26,654
Non-compete intangible assets	—	328
Total other intangible assets	$40,211	$26,982
Core Deposit Intangible Assets
The Corporation recorded core deposit intangibles (CDIs) associated with each of its acquisitions. CDIs are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 8.4 years as of December 31, 2016.
The following table presents the Corporation's carrying amount and accumulated amortization of CDIs:

	December 31,
(Dollars in thousands)	2016	2015
Gross carrying amount	$59,143	$40,055
Accumulated amortization	18,932	13,401
Net carrying amount	$40,211	$26,654
Amortization expense recognized on CDIs was $5.2 million, $4.1 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated future amortization expense on CDIs for the next five years is as follows:

(Dollars in thousands)	Estimated amortization expense
2017	$5,952
2018	5,703
2019	5,441
2020	4,850
2021	4,471
Non-compete Intangible Assets
In conjunction with the acquisition of Lake Michigan on May 31, 2015, the Corporation recorded $0.6 million in non-compete intangible assets with an amortization period of one year. Amortization expense on non-competes for the years ended December 31, 2016 and 2015 was $328 thousand and $248 thousand, respectively.

Note 11: Derivative Instruments and Balance Sheet Offsetting

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

	December 31,
	2016			2015
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$600,598	$4,406	$4,141	$—	$—	$—
Forward contracts related to mortgage loans to be delivered for sale	140,155	635	—	33,787	144	57
Interest rate lock commitments	76,034	956	—	23,421	42	90
Power Equity CD	36,807	2,218	2,218	33,703	1,832	1,832
Total gross derivatives	$853,594	$8,215	$6,359	$90,911	$2,018	$1,979

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Position.

(2)
Derivative assets are included within “Other assets”  and derivative liabilities are included within “Other liabilities” on the Consolidated Statements of Financial Position.  Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $99 thousand at December 31, 2016 and $0 at December 31, 2015.

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in “Mortgage banking revenue” in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		For the years ended December 31,
(Dollars in thousands)	Location of Gain (Loss)	2016	2015	2014
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking revenue	$692	$193	$(267)
Interest rate lock commitments	Mortgage banking revenue	(1,356)	(132)	157
Power Equity CD	Other noninterest income	—	—	—
Customer-initiated derivatives	Other noninterest income	581	—	—
Total gain (loss) recognized in income		$(83)	$61	$(110)

     Methods and assumptions used by the Corporation in estimating the fair value of its forward contracts, interest rate lock commitments and customer-initiated derivatives are discussed in Note 3: Fair Value Measurements.

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial position	Financial instruments	Collateral (received)/posted	Net Amount
December 31, 2016
Offsetting derivative assets
Derivative assets	$4,405	$—	$4,405	$—	$—	$4,405
Offsetting derivative liabilities
Derivative liabilities	4,141	—	4,141	—	2,550	1,591

Note 12: Commitments, Contingencies and Guarantees
Commitments
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
At December 31, 2016 and 2015, the Corporation had $118.9 million and $38.8 million, respectively, of outstanding financial and performance standby letters of credit. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at December 31, 2016 and 2015.
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may not require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, accounts receivable, inventory, plant or equipment. Unfunded commitments under commercial lines of credit , revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally not collateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Corporation is committed. At December 31, 2016 and 2015, the Corporation had $2.70 billion and $1.59 billion, respectively, of commitments to extend credit. The Corporation had undisbursed loan commitments of $578.2 million and $293.6 million at December 31, 2016 and 2015, respectively. Undisbursed loan commitments are not included in loans on the Consolidated Statements of Financial Position. The majority of undisbursed loan commitments will be funded and convert to a portfolio loan within a one year period.
The allowance for credit losses on lending-related commitments included $1.3 million and $0 at December 31, 2016 and 2015, respectively, for probable credit losses inherent in the Corporation's unused commitments and was recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Contingencies and Guarantees
The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by Talmer, for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $16.9 million and $1.5 million at December 31, 2016 and 2015, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $16.1 million and $1.5 million at December 31, 2016 and 2015, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. As of December 31, 2016 and 2015, respectively, the Corporation had recorded a liability of $200 thousand and $100 thousand, respectively, in connection with the recourse agreements, recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Representations and Warranties
In connection with the Corporation's mortgage banking loan sales, and the historical sales of Talmer, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At December 31, 2016 and 2015, respectively, the liability recorded in connection with these representations and warranties totaled $6.5 million and $4.0 million, respectively.

	For the years ended December 31,
(Dollars in thousands)	2016	2015	2014
Reserve balance at beginning of period	$4,048	$3,000	$1,600
Addition of fair value of representations and warranties due to acquisitions	3,100	1,712	2,000
Reserve reduction	(580)	—	(287)
Charge-offs	(109)	(664)	(313)
Ending reserve balance	$6,459	$4,048	$3,000
Reserve balance:
Liability for specific claims	730	—	118
General allowance	5,729	4,048	2,882
Total reserve balance	$6,459	$4,048	$3,000
Operating Leases and Other Noncancelable Contractual Obligations
The Corporation has operating leases and other noncancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2034, including renewal option periods for those building leases that the Corporation expects to renew.
Future minimum lease payments for operating leases and other noncancelable contractual obligations are as follows:

(Dollars in thousands)	Future Minimum Lease Payments(1)
Years ending December 31,
2017	$20,712
2018	18,000
2019	14,594
2020	11,362
2021	7,173
Thereafter	16,549
Total	$88,390

(1)	Future minimum lease payments are reduced by $312 thousand related to sublease income to be received within the next five years.
Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 2.1%. Total expense recorded under operating leases and other noncancelable contractual obligations was $20.4 million in 2016, compared to $15.6 million in 2015 and $12.4 million in 2014.
Legal Proceedings
The Corporation and Chemical Bank are subject to various pending or threatened legal proceedings arising out of the normal course of business.
The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, in the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Corporation.

Note 13: Deposits
A summary of deposits follows:

	December 31,
(Dollars in thousands)	2016	2015
Noninterest-bearing demand	$3,341,520	$1,934,583
Interest-bearing demand	2,825,801	1,870,197
Savings and money market accounts	3,695,434	2,004,575
Time deposits over $100,000	1,682,986	701,830
Other time deposits	1,327,381	945,582
Total deposits	$12,873,122	$7,456,767
Excluded from total deposits are demand deposit account overdrafts (overdrafts) which have been classified as loans. At December 31, 2016 and 2015, overdrafts totaled $5.0 million and $3.0 million, respectively.
Time deposits, including certificates of deposit and certain individual retirement account deposits, of $250 thousand or more totaled $975.4 million and $364.0 million at December 31, 2016 and 2015, respectively. At December 31, 2016, the scheduled maturities of time deposits for the next five years were as follows:

(Dollars in thousands)
2017	$2,159,477
2018	393,811
2019	167,132
2020	139,555
2021	142,146
Thereafter	8,246
Total	$3,010,367

Note 14: Borrowings
A summary of the Corporation's short- and long-term borrowings follows:

	December 31,
	2016		2015
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
FHLB advances: 0.60% - 0.66% fixed-rate notes	$825,000	0.65%	$100,000	0.34%
Long-term borrowings:
FHLB advances: 0.81% - 7.44% fixed-rate notes due 2017 to 2020 (2)	438,538	1.24	181,394	1.41
Securities sold under agreements to repurchase: 1.48% - 4.11% fixed-rate notes due through 2017 (3)	19,144	3.17	17,453	0.27
Line-of-credit: floating-rate based on one-month LIBOR plus 1.75%	124,625	2.52	25,000	2.27
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035 (4)	11,285	3.14	—	—
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 3.25% due in 2032 (5)	4,255	4.25	—	—
Subordinated debt obligations	—	—	18,544	3.99
Total long-term borrowings	597,847	1.63	242,391	1.61
Total short-term and long-term borrowings	$1,422,847	1.06%	$342,391	1.24%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The December 31, 2016 balance includes advances payable of $437.8 million and purchase accounting premiums of $0.7 million. The December 31, 2015 balance includes advances payable of $181.0 million and purchase accounting premiums of $0.4 million.

(3)
The December 31, 2016 balance includes advances payable of $19.0 million and purchase accounting premiums of $0.1 million. The December 31, 2015 balance includes advance payable of $17.0 million and purchase accounting premiums of $0.5 million.

(4)	The December 31, 2016 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.7 million.

(5)	The December 31, 2016 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million.

Chemical Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by commercial and residential mortgage loans totaling $5.14 billion as of December 31, 2016. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $7.0 million at December 31, 2016.

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

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase	$—	$10,000	$—	$9,000	$19,000
Total borrowings	$—	$10,000	$—	$9,000	$19,000
Amounts related to securities sold under agreements to repurchase not included in offsetting disclosure in Footnote 11					$19,000
In conjunction with the merger with Talmer, the Corporation entered into a credit agreement of $145.0 million consisting of a $125.0 million term line-of credit and a $20.0 million revolving line-of-credit. The Corporation drew $125.0 million on the term line-of-credit to pay off the Corporation's prior $25.0 million line-of-credit and a $37.5 million line-of-credit acquired in the merger with Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration. The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at December 31, 2016.
As a result of the Lake Michigan transaction on May 31, 2015, the Corporation acquired subordinated debt obligations in the amount of $18.6 million. The Corporation fully repaid these debt obligations during the first quarter of 2016. As a result of the merger with Talmer on August 31, 2016, the Corporation acquired $687.1 million in short and long-term debt obligations, of which $142.2 million was paid off prior to December 31, 2016.
At December 31, 2016, the contractual principal payments due and the amortization/accretion of purchase accounting adjustments for the remaining maturities of long-term debt over the next five years and thereafter are as follows:

(Dollars in thousands)	Long-term Debt by Maturity
Years Ending December 31,
2017	$126,089
2018	159,207
2019	186,338
2020	110,673
2021	—
Thereafter	15,540
Total	$597,847

Note 15: Income Taxes
The current and deferred components of the provision for income taxes were as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current income tax expense (benefit)
Federal	$19,144	$31,300	$29,200
State	(423)	—	—
Total current income tax expense	18,721	31,300	29,200
Deferred expense (benefit)
Federal	23,649	5,700	(1,700)
State	442	—	—
Total deferred income tax expense (benefit)	24,091	5,700	(1,700)
Change in valuation allowance	(706)	—	—
Income tax provision	$42,106	$37,000	$27,500
A reconciliation of expected income tax expense at the federal statutory income tax rate and the amounts recorded in the Consolidated Financial Statements were as follows:

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$52,548	35.0%	$43,341	35.0%	$31,367	35.0%
Changes resulting from:
Tax-exempt interest income	(5,320)	(3.5)	(3,943)	(3.2)	(3,142)	(3.5)
State taxes, net of federal benefit	13	—	—	—	—	—
Change in valuation allowance	(706)	(0.5)	—	—	—	—
Bank-owned life insurance adjustments	(832)	(0.6)	(124)	(0.1)	(95)	(0.1)
Director plan change in control	(508)	(0.3)	—	—	—	—
Income tax credits, net	(2,454)	(1.6)	(2,557)	(2.1)	(1,624)	(1.8)
Nondeductible transaction expenses	2,100	1.4	411	0.3	403	0.4
Tax benefits in excess of compensation costs on share-based payments(1)	(2,240)	(1.5)	—	—	—	—
Other, net	(495)	(0.4)	(128)	—	591	0.7
Income tax expense	$42,106	28.0%	$37,000	29.9%	$27,500	30.7%
(1)The year ended December 31, 2016 reflects the impact of the early adoption of ASU 2016-09 which resulted in excess tax benefits recognized within "Income tax expense" rather than previously recognized directly into equity with "Additional paid-in-capital." Refer to Note 1, Summary of Significant Accounting Policies, for further details.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$45,763	$24,863
Acquisition-related fair value adjustments	62,078	29,280
Accrued stock-based compensation	18,891	3,240
Loss and tax credit carry forwards	47,977	7,235
Acquisition built in loss carry forward	28,469	—
Depreciation	3,896	4,333
Nonaccrual loan interest	9,465	4,994
Accrued expense	20,858	13,296
Other	7,401	5,951
Total deferred tax assets	244,798	93,192
Deferred tax liabilities:
Loan servicing rights	20,450	3,893
Core deposit intangible assets	11,844	7,379
Goodwill	6,373	5,808
Other	(715)	4,742
Total deferred tax liabilities	37,952	21,822
Net deferred tax asset before valuation allowance	206,846	71,370
Valuation allowance	(2,239)	(1,180)
Net deferred tax asset	$204,607	$70,190
On August 31, 2016, the Corporation merged with Talmer and recorded $151.9 million in deferred tax assets, net of valuation allowance. In connection with the merger, Talmer incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC). At August 31, 2016, Talmer had $102.8 million in gross federal net operating loss carry forwards, $88.7 million in gross realized built-in loss carry forwards, $1.0 million in federal tax credit carry forwards that expire from 2026 through 2035, and $14.9 million in federal alternative minimum tax credits with an indefinite life.

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

The valuation allowance against the Corporation’s deferred tax assets at December 31, 2016 totaled $2.2 million and included $1.4 million due to IRC Section 382 limitations on the utilization of pre-ownership change loss and tax credit carry forwards associated with Talmer’s previously acquired entities and $0.8 million due to management’s estimate of capital loss carry forwards more likely than not to expire unutilized. Actual outcomes could vary from the Corporation's current estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.

Due to the substantial equity value of Talmer at the time of the ownership change, the entity was deemed to be in a net unrealized built-in gain position which allows for the utilization of certain carry forward attributes. Therefore, no additional valuation allowance was established against Talmer's net deferred tax assets.

The following table is a summary of the loss attributes, Section 382 limitations, and tax expiration periods as of December 31, 2016.

	From the Acquisition of:
			Talmer's Prior Ownership Changes
(Dollars in thousands)	Talmer	Monarch	First Place Holdings/First Place Bank	Talmer West Bank	First of Huron Corp./Signature Bank	From 2009 Ownership change	Not Limited by Section 382	Total
Tax Loss and Credit Carryforwards as of 12/31/16:
Years Expiring (except AMT Credits)	2032-2034	2026-2034	2026-2031	2030-2035	2031-2033	2027-2029	2033-2035
Annual Section 382 limitation-base(1)	$34,668	$673	$6,650	$3,028	$365	$145	$—	N/A
Gross Federal Net Operating Losses	17,723	17,744	1,222	50,086	1,014	1,885	—	89,674
Gross Capital Losses	797	—	—	—	—	—	—	797
Realized Built-in Losses	—	—	71,805	8,936	—	—	—	80,741
Business Tax Credits	170	1,651	781	—	—	—	592	3,194
Less amounts not recorded due to Sec 382 Limitation	—	(1,738)	—	(2,992)	—	(145)	—	(4,875)
Alternative Minimum Tax Credits - no expiration	12,473	106	2,115	—	303	—	730	15,727
Valuation Allowance	—	—	(66)	(1,287)	—	—	—	(1,353)
(1)In respect to the Monarch and Talmer acquisitions, in addition to the statutory "base" Section 382 limitation, recognized built in gain increases the Section 382 limitation during the five year period beginning on the acquisition date. The Corporation estimates that the recognized built in gain will total $5.6 million and $322.3 million for the Monarch and Talmer acquisitions, respectively.

Management concluded that no valuation allowance was necessary on the remainder of the Corporation's net deferred tax assets at December 31, 2016 and 2015. This determination was based on the Corporation's history of pre-tax and taxable income over the prior three years, as well as management's expectations for sustainable profitability in the future. Management monitors deferred tax assets quarterly for changes affecting realizability and the valuation allowance could be adjusted in future periods.
At December 31, 2016, the Corporation had approximately $36.0 million of bad debt reserve in equity for which no provision for federal income taxes was recorded. This amount represents Talmer's qualifying thrift bad debt reserve at December 31, 1987 through its acquisition of First Place Bank, which is only required to be recaptured into taxable income if certain events occur. At December 31, 2016, the potential tax on the above amount was approximately $13.0 million. The Corporation does not intend to take any action that would result in a recapture of any portion of its bad debt reserve.
The Corporation's federal tax return for the years ended December 31, 2013 to present are open to potential examination. Talmer amended its four federal tax returns for the years 2011, 2012, 2013 and 2014 to reflect the impact of changes to First Place Bank due to an IRS settlement in January of 2016.  These four amendments were selected for audit and are currently in the process of being finalized.  The Corporation does not anticipate any changes as a result of the audit. The Corporation's most significant states of operation, Michigan and Ohio, do not impose income-based taxes on financial institutions. The Corporation and/or its subsidiaries are subject to immaterial amounts of income tax in various other states, with varying years open to potential examination. The Corporation is not aware of any pending income tax examinations by any state jurisdiction.
The Corporation had no unrecognized tax benefits at December 31, 2016 or 2015 and does not expect to record unrecognized tax benefits of any significance during the next twelve months. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable. There are no liabilities accrued for interest or penalties at December 31, 2016 or 2015.

Note 16: Shared-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the years ended December 31, 2016, 2015 and 2014, share-based compensation expense related to share-based awards totaled $14.7 million, $3.7 million and $2.9 million, respectively. The excess tax benefit realized from shared-based compensation transactions during the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $0.5 million and $0.2 million, respectively.
During the year ended December 31, 2016, the Corporation granted options to purchase 441,167 shares of common stock, 165,876 restricted stock units and 6,381 shares of common stock to certain officers of the Corporation. In addition, the Corporation assumed options to purchase 1,466,408 shares of common stock and 484,892 restricted stock awards in connection with the Talmer merger.
On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At December 31, 2016, there were 626,353 shares of common stock available for future grants under the Stock Incentive Plan of 2015.
Stock Options
The Corporation issues stock options to certain officers from time to time. The exercise price on stock options equals the current market price of the Corporation's common stock on the date of grant and stock options expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period. Stock options granted prior to 2016 fully vested upon completion of the merger with Talmer. Stock options assumed by the Corporation in the merger with Talmer were fully vested prior to assumption.
The following summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Options outstanding			Options exercisable
Range of exercise prices per share	Number outstanding	Weighted average exercise price per share	Weighted average contractual term (in years)	Number exercisable	Weighted average exercise price per share	Weighted average contractual term (in years)
$10.56 - 12.80	289,512	$11.83	3.50	289,512	$11.83	3.50
$13.20 - 16.24	1,044,881	16.20	5.99	1,044,881	16.20	5.99
$19.97 - 21.10	62,422	20.49	3.39	62,422	20.49	3.39
$28.43 - 32.81	703,378	31.58	8.58	295,439	29.88	7.76
$23.78 - 25.14	353,202	24.60	4.49	353,202	24.60	4.49
$10.56 - 32.81	2,453,395	$21.41	6.16	2,045,456	$19.14	5.56
The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $80.4 million and $71.7 million, respectively, at December 31, 2016. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2016 were calculated based on the closing market price of the Corporation's common stock on December 31, 2016 of $54.17 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, are not included in the aggregate intrinsic value reported. The total intrinsic value of stock options for the years ended December 31, 2015 and 2014 was $7.6 million and $5.1 million, respectively.
Total cash received from option exercises during the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $2.3 million and $1.0 million, respectively, resulting in the issuance of 229 thousand shares, 135 thousand shares and 45 thousand shares, respectively.
At December 31, 2016, unrecognized compensation expense related to stock options totaled $2.1 million and is expected to be recognized over a remaining weighted average period of 4.2 years. Stock options granted prior to 2016 contain change-of-control provisions that triggered full vesting upon completion of the merger with Talmer. As a result, unrecognized compensation expense related to these stock options was recognized by the Corporation during the year ended December 31, 2016.

A summary of activity for the Corporation's stock options as of and during the years ended December 31, 2016, 2015 and 2014 is presented below:

	Non-vested stock options outstanding			Stock options outstanding
	Number of options	Weighted- average exercise price per share	Weighted- average grant date fair value per share	Number of options	Weighted- average exercise price per share
Outstanding at December 31, 2013	414,080	$24.29	$7.19	1,073,990	$26.84
Granted	190,011	29.45	9.64	190,011	29.45
Exercised	—	—	—	(72,936)	24.67
Vested	(148,016)	23.43	6.98	—	—
Expired or forfeited	(23,876)	25.67	7.79	(153,754)	37.50
Outstanding at December 31, 2014	432,199	26.75	8.30	1,037,311	25.90
Granted	244,165	30.18	8.40	244,165	30.18
Acquired	—	—	—	132,883	12.93
Exercised	—	—	—	(310,985)	25.10
Vested	(150,224)	25.57	7.80	—	—
Expired or forfeited	(46,385)	27.99	8.50	(48,635)	28.18
Outstanding at December 31, 2015	479,755	$28.75	$8.49	1,054,739	$25.38
Acquired	—	—	—	1,466,408	15.08
Granted	441,167	32.81	6.15	441,167	32.81
Exercised	—	—	—	(450,296)	20.02
Vested	(454,360)	28.74	8.49	—	—
Forfeited/expired	(58,623)	31.10	7.17	(58,623)	31.10
Outstanding at December 31, 2016	407,939	$32.81	$6.15	2,453,395	$21.41
Exercisable/vested at December 31, 2016				2,045,456	$19.14
The fair value of the stock options granted during the years ended December 31, 2016, 2015 and 2014 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2016	2015	2014
Expected dividend yield	3.30%	3.50%	3.00%
Risk-free interest rate	1.39%	1.78%	2.16%
Expected stock price volatility	27.9%	39.1%	42.2%
Expected life of options — in years	6.5	7.0	7.0
Weighted average fair value of options granted	$6.15	$8.40	$9.64
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected life of the options granted. Expected stock volatility was based on historical volatility of the Corporation's common stock over a the expected life of the option. The expected life of options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, including option exercise behavior.
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
Restricted Stock Units
The Corporation grants restricted stock performance units and restricted stock service-based units (collectively referred to as restricted stock units) to certain officers from time to time. The restricted stock performance units vest based on the Corporation achieving certain performance target levels and the grantee completing the requisite service period. The restricted stock performance units are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target levels are not achieved, no shares will become vested or be issued for that respective year's restricted stock performance units. The restricted stock service-based units vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, as applicable, the restricted stock units are converted into shares of the Corporation's common stock on a one-to-one basis. Compensation expense related to restricted stock units is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for restricted stock units during the year ended December 31, 2016 is presented below:

	Number of units	Weighted-average grant date fair value per unit
Outstanding at December 31, 2015	207,989	$26.41
Granted	165,876	37.41
Converted into shares of common stock	(67,331)	24.54
Forfeited/expired	(8,177)	31.19
Outstanding at December 31, 2016	298,357	$32.81
At December 31, 2016, unrecognized compensation expense related to restricted stock units totaled $4.7 million and is expected to be recognized over a remaining weighted average period of 2.4 years. Certain restricted stock units granted prior to 2016 fully vested upon completion of the merger with Talmer. In addition, in consideration for the award of additional restricted stock units that the holder and the Corporation agreed was a material benefit to which the holder was not otherwise entitled, certain holders of restricted stock units agreed with the Corporation to amend the terms of their restricted stock units such that vesting did not occur upon completion of the merger with Talmer and remained subject to existing performance-based or time-based vesting schedules. As a result, unrecognized compensation expense related to the elected restricted stock units was recognized by the Corporation during the year ended December 31, 2016.
Restricted Stock Awards
The Corporation assumed restricted stock awards in the merger with Talmer that vest upon completion of future service requirements . The fair value of these awards is equal to the market price of the Corporation's common stock at the date the awards were assumed with the portion of the fair value related to post-combination service. The Corporation recognizes stock-based compensation expense over the vesting period, using the straight-lined method, based upon the number of shares of restricted stock ultimately expected to vest. If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock is forfeited, with certain exceptions.
The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Number of awards	Weighted-average acquisition-date fair value
Nonvested at January 1, 2016	—	$—
Acquired	484,892	46.23
Vested	(118,493)	46.23
Forfeited	(508)	46.23
Nonvested at December 31, 2016	365,891	$46.23
At December 31, 2016, unrecognized compensation expense related to nonvested restricted stock awards totaled $9.0 million and is expected to be recognized over a remaining weighted average period of 1.4 years.

Note 17: Retirement Plans
Defined Benefit Pension Plan
The Corporation has a noncontributory defined benefit pension plan (Pension Plan) covering certain salaried employees. Benefits under the Pension Plan were frozen for approximately two-thirds of the Corporation's salaried employees effective June 30, 2006. Pension benefits continued unchanged for the remaining salaried employees. Normal retirement benefits under the Pension Plan are based on years of vested service, up to a maximum of thirty years, and the employee's average annual pay for the five highest consecutive years during the ten years preceding retirement, except for employees whose benefits were frozen. Benefits, for employees with less than 15 years of service or whose age plus years of service were less than 65 at June 30, 2006, will be based on years of vested service at June 30, 2006 and generally the average of the employee's salary for the five years ended June 30, 2006. At December 31, 2016, the Corporation had 135 employees who were continuing to earn benefits under the Pension Plan. Pension Plan contributions are intended to provide not only for benefits attributed to service-to-date, but also for those benefits expected to be earned in the future for employees whose benefits were not frozen at June 30, 2006. Employees hired after June 30, 2006 and employees affected by the partial freeze of the Pension Plan began receiving 4.0% of their eligible pay as a contribution to their 401(k) Savings Plan accounts on July 1, 2006. Pension Plan expense was $0.1 million in 2016, $1.6 million in 2015 and zero in 2014.
Supplemental Plan
The Corporation has a supplemental defined benefit pension plan, the Chemical Financial Corporation Supplemental Pension Plan (Supplemental Plan). The Corporation established the Supplemental Plan to provide payments to certain executive officers of the Corporation, as determined by the Compensation and Pension Committee. At December 31, 2016 and 2015, the only executive officer earning benefits under the Supplemental Plan was the Corporation's chief executive officer. Obligations earned as of August 31, 2016, totaling $1.9 million, became payable in a lump-sum payment as a result of the Corporation undergoing a change in control under the Supplemental Plan due to the Talmer merger. This payment has been delayed for the chief executive officer on the basis that payment would not be deductible under Section 162(m) of the Internal Revenue Code, with payment to be made during the period beginning with the date of the chief executive officer's separation from service and ending on the later of the last day of the taxable year in which the chief executive officer separates from service or the15th day of the third months following separation from service. The calculation of benefits earned following the merger with Talmer continue to accrue under the supplemental defined benefit pension plan's original terms. The Internal Revenue Code limits both the amount of eligible compensation for benefit calculation purposes and the amount of annual benefits that may be paid from a tax-qualified retirement plan. The Supplemental Plan is designed to provide benefits to which executive officers of the Corporation would have been entitled, calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply. The Supplemental Plan is an unfunded plan and, therefore, has no assets. The Supplemental Plan's projected benefit obligation was $2.6 million and $2.2 million at December 31, 2016 and 2015, respectively. The Supplemental Plan's accumulated benefit obligation was $2.2 million and $1.8 million at December 31, 2016 and 2015, respectively. Supplemental Plan expense totaled $0.5 million in 2016, $0.4 million in 2015 and $0.3 million in 2014.
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
401(k) Savings Plan
The Corporation's 401(k) Savings Plan provides an employer match, in addition to a 4.0% contribution for employees who are not grandfathered under the Pension Plan discussed above. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50.0% of the participants' elective deferrals on the first 4.0% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code. The 401(k) Savings Plan provides employees with the option to invest in the Corporation's common stock. The Corporation's match under the 401(k) Savings Plan was $3.0 million in 2016, $1.6 million in 2015 and $1.0 million in 2014. Employer contributions to the 401(k) Savings Plan for the 4.0% benefit for employees who are not grandfathered under the Pension Plan totaled $3.5 million in 2016, $3.1 million in 2015 and $2.3 million in 2014. The combined amount of the employer match and 4.0% contribution to the 401(k) Savings Plan totaled $6.5 million in 2016, $4.7 million in 2015 and $3.3 million in 2014.
Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB plan), a qualified defined benefit plan. Employee benefits for Monarch employees under the Pentegra DB Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made to the Pentegra DB Plan during the years ended December 31, 2016 and 2015.
The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. Financial information for the Pentegra DB Plan, which maintains a June 30 year end, is made available through the public Form 5500 which is available by April 15th of the year following the plan year end. The Pentegra DB Plan was fully funded as of its most recent year end. The Corporation's allocation of assets and liabilities in the Pentegra DB Plan totaled $3.5 million and $2.6 million respectively, as of the plan's most recent year end, and the Corporation's allocation of assets comprised less than 5.0% of the plan's total assets at that date.
Benefit Obligations and Plan Expenses
The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation's Pension and Postretirement Plans:

	Pension Plan		Postretirement Plan
(Dollars in thousands)	2016	2015	2016	2015
Projected benefit obligation:
Benefit obligation at beginning of year	$119,873	$129,160	$3,247	$3,702
Service cost	1,041	1,021	9	16
Interest cost	5,335	5,242	132	133
Net actuarial loss (gain)	2,684	(10,837)	(478)	(363)
Benefits paid	(4,965)	(4,713)	(309)	(241)
Benefit obligation at end of year	123,968	119,873	2,601	3,247
Fair value of plan assets:
Fair value of plan assets at beginning of year	126,930	130,775	—	—
Actual return on plan assets	10,786	868	—	—
Employer contributions	—	—	309	241
Benefits paid	(4,965)	(4,713)	(309)	(241)
Fair value of plan assets at end of year	132,751	126,930	—	—
Funded (unfunded) status at December 31	$8,783	$7,057	$(2,601)	$(3,247)
Accumulated benefit obligation	$115,418	$109,583	$2,601	$3,247
The increases in the projected and accumulated benefit obligations of the Pension Plan during 2016 were primarily attributable to a decrease in the discount rate used to value these benefit obligations. The Corporation did not make a contribution to the Pension Plan in either 2016 or 2015. The Corporation is not required to make a contribution to the Pension Plan in 2017.

Weighted-average rate assumptions of the Pension and Postretirement Plans follow:

	Pension Plan			Postretirement Plan
	2016	2015	2014	2016	2015	2014
Discount rate used in determining benefit obligation — December 31	4.22%	4.55%	4.15%	3.79%	4.23%	3.75%
Discount rate used in determining expense	4.55	4.15	5.00	4.23	3.75	4.27
Expected long-term return on Pension Plan assets	6.75	6.75	7.00	—	—	—
Rate of compensation increase used in determining benefit obligation — December 31	3.50	3.50	3.50	—	—	—
Rate of compensation increase used in determining pension expense	3.50	3.50	3.50	—	—	—
Year 1 increase in cost of postretirement benefits	—	—	—	7.0	7.5	8.0
The weighted-average rate assumptions of the Supplemental Plan were the same as the Pension Plan for 2016, 2015 and 2014, for the rate of compensation increase used in determining the benefit obligation and expense. In addition, the discount rate for the Supplemental Plan obligation was 3.63%, 4.51% and 4.07% at December 31, 2016, 2015 and 2014, respectively and the rate used to determine expense was 4.51%, 4.07% and 4.87%, respectively.
Net periodic pension cost (income) of the Pension and Postretirement Plans was as follows for the years ended December 31:

	Pension Plan			Postretirement Plan
(Dollars in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$1,041	$1,021	$944	$9	$16	$18
Interest cost	5,335	5,242	5,167	132	133	142
Expected return on plan assets	(8,562)	(8,645)	(8,314)	—	—	—
Amortization of prior service credit	—	(5)	(1)	117	130	130
Amortization of net actuarial loss (gain)	2,259	3,962	2,159	(100)	(1)	(104)
Net cost (income)	$73	$1,575	$(45)	$158	$278	$186
The following schedule presents estimated future benefit payments for the next 10 years under the Pension and Postretirement Plans for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible:

(Dollars in thousands)	Pension Plan	Postretirement Plan
2017	$5,474	$243
2018	5,706	239
2019	6,083	240
2020	6,263	237
2021	6,626	234
2022 - 2026	36,438	1,028
Total	$66,590	$2,221

For measurement purposes for the Postretirement Plan, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2017 were each assumed at 7.0%. These rates were assumed to decrease gradually to 5.0% in 2020 and remain at that level thereafter.
The assumed health care and dental cost trend rates could have a significant effect on the amounts reported for the Postretirement Plan. A one percentage-point change in these rates would have the following effects:

	One Percentage-Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost components in 2016	$14	$(13)
Effect on postretirement benefit obligation as of December 31, 2016	204	(194)

Pension Plan Assets
The assets of the Pension Plan are invested by the Wealth Management department of Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.
The Pension Plan's primary investment objective is long-term growth coupled with income. In consideration of the Pension Plan's fiduciary responsibilities, emphasis is placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. To meet the Pension Plan's long-term objective within the constraints of prudent management, target ranges have been set for the three primary asset classes: an equity securities range from 40.0% to 70.0%, a debt securities range from 20.0% to 60.0%, and a cash and cash equivalents and other range from 0.0% to 10.0%. Modest asset positions outside of these targeted ranges may occur due to the repositioning of assets within industries or other activity in the financial markets. Equity securities are primarily comprised of both individual securities and equity-based mutual funds, invested in either domestic or international markets. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities are comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government agencies and investment grade bonds issued by corporations. The notes and bonds purchased are primarily rated A or better by the major bond rating companies from diverse industries.
The Pension Plan's asset allocation by asset category was as follows:

	December 31,
Asset Category	2016	2015
Equity securities	69%	68%
Debt securities	29	31
Other	2	1
Total	100%	100%

The following schedule sets forth the fair value of the Pension Plan's assets and the level of the valuation inputs used to value those assets at December 31, 2016 and 2015:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Cash	$2,825	$—	$—	$2,825
Equity securities:
U.S. large- and mid-cap stocks(1)	55,389	—	—	55,389
U.S. small-cap mutual funds	5,687	—	—	5,687
International large-cap mutual funds	13,701	—	—	13,701
Emerging markets mutual funds	5,147	—	—	5,147
Chemical Financial Corporation common stock	11,412	—	—	11,412
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	—	806	—	806
Corporate bonds(2)	—	1,503	—	1,503
Mutual funds(3)	36,220	—	—	36,220
Other	61	—	—	61
Total	$130,442	$2,309	$—	$132,751
December 31, 2015
Cash	$354	$—	$—	$354
Equity securities:
U.S. large- and mid-cap stocks(1)	55,709	—	—	55,709
U.S. small-cap mutual funds	4,749	—	—	4,749
International large-cap mutual funds	14,124	—	—	14,124
Emerging markets mutual funds	4,886	—	—	4,886
Chemical Financial Corporation common stock	7,219	—	—	7,219
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	—	2,815	—	2,815
Corporate bonds(2)	—	3,554	—	3,554
Mutual funds(3)	33,424	—	—	33,424
Other	96	—	—	96
Total	$120,561	$6,369	$—	$126,930

(1)	Comprised of common stocks and mutual funds traded on U.S. Exchanges whose issuers had market capitalizations exceeding $3 billion.

(2)	Comprised of investment grade bonds of U.S. issuers from diverse industries.

(3)	Comprised primarily of fixed-income bonds issued by the U.S. Treasury and government sponsored agencies and bonds of U.S. and foreign issuers from diverse industries.
At both December 31, 2016 and 2015, equity securities included 210,663 shares of the Corporation's common stock. During each of 2016 and 2015, cash dividends of $0.2 million were paid on the Corporation's common stock held by the Pension Plan. The fair value of the Corporation's common stock held in the Pension Plan was $11.4 million at December 31, 2016 and $7.2 million at December 31, 2015, which represented 8.6% and 5.7% of Pension Plan assets at December 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Loss
The following sets forth the changes in accumulated other comprehensive income (loss), net of tax, related to the Corporation's Pension, Postretirement and Supplemental Plans during 2016:

(Dollars in thousands)	Pension Plan	Postretirement Plan	Supplemental Plan	Total
Accumulated other comprehensive income (loss) at beginning of year	$(27,291)	$402	$(255)	$(27,144)
Comprehensive income (loss) adjustment:
Prior service costs (credits)	—	76	—	76
Net actuarial (income) loss	1,168	246	(240)	1,174
Comprehensive income (loss) adjustment	1,168	322	(240)	1,250
Accumulated other comprehensive income (loss) at end of year	$(26,123)	$724	$(495)	$(25,894)
The estimated income (loss) that will be amortized from accumulated other comprehensive income (loss) into net periodic cost, net of tax, in 2017 is as follows:

(Dollars in thousands)	Pension Plan	Postretirement Plan	Supplemental Plan	Total
Prior service (costs) credits	$—	$—	$—	$—
Net gain (loss)	(1,436)	105	(67)	(1,398)
Total	$(1,436)	$105	$(67)	$(1,398)

Note 18: Equity
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2016, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.
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
Preferred Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminated and replaced the previous class of 200,000 shares of preferred stock, that had been approved by shareholders on April 20, 2009, with a new class of 2,000,000 shares of preferred stock. As of December 31, 2016, no shares of preferred stock were issued and outstanding.
Common Stock
On July 19, 2016, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 in anticipation of the merger with Talmer.

Note 19: Regulatory Capital and Reserve Requirements
Banking regulations require that banks maintain cash reserve balances in vault cash, with the Federal Reserve Bank, or with certain other qualifying banks. The aggregate average amount of the regulatory balances required to be maintained by Chemical Bank during 2016 and 2015 were $52.3 million and $65.3 million, respectively. During 2016, Chemical Bank satisfied its regulatory reserve requirements by maintaining a combination of vault cash balances and cash held with the FRB in excess of regulatory reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2016 or 2015.
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
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets for the Corporation and Chemical Bank totaled $13.42 billion and $13.36 billion, respectively, at December 31, 2016, compared to $7.14 billion and $7.13 billion at December 31, 2015, respectively.
Effective January 1, 2015, the Corporation adopted the Basel III regulatory capital framework as approved by federal banking agencies, which is subject to a multi-year phase-in period.  The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016. The capital conservation buffer for 2016 is .625%. The Corporation has elected to opt-out of including capital in accumulated other comprehensive income in common equity tier 1 capital.
At December 31, 2016 and 2015, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since that notification that management believes have changed the institutions' category.

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Capital Adequacy Purposes Plus Capital Conservation Buffer		Required to be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2016
Total Capital to Risk-Weighted Assets
Corporation	$1,543,018	11.5%	$1,073,431	8.0%	$1,157,293	8.6%	N/A	N/A
Chemical Bank	1,608,980	12.0	1,068,560	8.0	1,152,041	8.6	$1,335,700	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,441,209	10.7	805,073	6.0	888,935	6.6	N/A	N/A
Chemical Bank	1,522,711	11.4	801,420	6.0	884,901	6.6	1,068,560	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	1,441,209	10.7	603,805	4.5	687,667	5.1	N/A	N/A
Chemical Bank	1,522,711	11.4	601,065	4.5	684,546	5.1	868,205	6.5
Leverage Ratio
Corporation	1,441,209	9.0	643,603	4.0	643,603	4.0	N/A	N/A
Chemical Bank	1,522,711	9.5	641,457	4.0	641,457	4.0	801,822	5.0
December 31, 2015
Total Capital to Risk-Weighted Assets
Corporation	$841,257	11.8%	$571,509	8.0%	N/A	N/A	N/A	N/A
Chemical Bank	830,294	11.7	570,073	8.0	N/A	N/A	$712,591	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	767,929	10.7	428,631	6.0	N/A	N/A	N/A	N/A
Chemical Bank	756,966	10.6	427,555	6.0	N/A	N/A	570,073	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	753,815	10.6	321,474	4.5	N/A	N/A	N/A	N/A
Chemical Bank	756,966	10.6	320,666	4.5	N/A	N/A	463,184	6.5
Leverage Ratio
Corporation	767,929	8.6	356,396	4.0	N/A	N/A	N/A	N/A
Chemical Bank	756,966	8.5	355,911	4.0	N/A	N/A	444,888	5.0

Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans or advances, from Chemical Bank to the Corporation. At December 31, 2016, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.

During the years ended December 31, 2016 and 2015, Chemical Bank paid dividends to the Corporation totaling $110.5 million and $56.9 million, respectively.

On February 20, 2017, a cash dividend on the Corporation's common stock of $0.27 per share was declared. The dividend will be paid on March 17, 2017 to shareholders of record as of March 3, 2017.

Note 20: Parent Company Only Financial Statements
Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

Condensed Statements of Financial Position

	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash at subsidiary bank	$16,851	$28,884
Investment in subsidiaries	2,654,458	1,023,285
Premises and equipment	4,051	3,632
Goodwill	1,092	1,092
Other assets	63,584	13,051
Total assets	$2,740,036	$1,069,944
Liabilities
Other liabilities	$18,345	$10,426
Non-revolving line-of-credit	124,625	25,000
Subordinated debentures	15,540	18,544
Total liabilities	158,510	53,970
Shareholders' equity	2,581,526	1,015,974
Total liabilities and shareholders' equity	$2,740,036	$1,069,944
Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Income
Cash dividends from subsidiaries	$110,450	$56,860	$64,468
Other income	151	144	95
Total income	110,601	57,004	64,563
Expenses
Interest expense	1,816	761	42
Operating expenses	30,589	7,794	7,200
Total expenses	32,405	8,555	7,242
Income before income taxes and equity in undistributed net income of subsidiaries	78,196	48,449	57,321
Income tax benefit	11,378	2,582	2,302
Equity in undistributed net income of subsidiaries	18,458	35,799	2,498
Net income	$108,032	$86,830	$62,121

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$108,032	$86,830	$62,121
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	13,452	3,478	2,931
Depreciation of premises and equipment	355	318	327
Equity in undistributed net income of subsidiaries	(18,458)	(35,799)	(2,498)
Net decrease in other assets	9,752	2,873	1,101
Net decrease in other liabilities	(11,830)	(19,033)	(2,519)
Net cash provided by operating activities	101,303	38,667	61,463
Cash Flows From Investing Activities
Cash paid, net of cash assumed, in business combinations	(107,622)	(45,267)	(117,853)
Purchases of premises and equipment, net	(774)	(320)	(26)
Net cash used in investing activities	(108,396)	(45,587)	(117,879)
Cash Flows From Financing Activities
Cash dividends paid	(49,389)	(36,918)	(29,528)
Proceeds from issuance of common stock, net of issuance costs	—	—	76,175
Repayment of subordinated debt obligations	(18,558)	—	(10,310)
Repayments of other borrowings	(62,500)	—	—
Proceeds from issuance of other borrowings	125,000	25,000	—
Proceeds from directors' stock purchase plan and exercise of stock options	1,572	2,473	1,242
Cash paid for payroll taxes upon conversion of restricted stock units	(1,065)	(571)	(701)
Net cash provided by (used in) financing activities	(4,940)	(10,016)	36,878
Net decrease in cash and cash equivalents	(12,033)	(16,936)	(19,538)
Cash and cash equivalents at beginning of year	28,884	45,820	65,358
Cash and cash equivalents at end of year	$16,851	$28,884	$45,820

Business combinations:
Fair value of assets acquired (noncash)	$46,898	$10,304	$1,537
Liabilities assumed	58,309	42,019	13,010
Common stock and stock options issued	1,504,811	159,904	—

Note 21: Earnings Per Common Share
The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings.
Average shares of common stock for diluted net income per common share include shares to be issued upon the exercise of stock options, restricted stock units that may be converted to stock, restricted stock awards and stock to be issued under the deferred stock compensation plan for non-employee directors.
The factors used in the earnings per share computation follow:

	For the years ended December 31,
(In thousands, except per share data)	2016	2015	2014
Net income	$108,032	$86,830	$62,121
Net income allocated to participating securities	166	—	—
Net income allocated to common shareholders(1)	$107,866	$86,830	$62,121
Weighted average common shares - issued	49,091	36,081	31,367
Average unvested restricted share awards	(139)	—	—
Weighted average common shares outstanding - basic	48,952	36,081	31,367
Effect of dilutive securities
Weighted average common stock equivalents	651	272	221
Weighted average common shares outstanding - diluted	49,603	36,353	31,588
EPS available to common shareholders
Basic earnings per common share	$2.21	$2.41	$1.98
Diluted earnings per common share	$2.17	$2.39	$1.97

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the assumed average stock valuation is $40.58 per share, $32.17 per share and $29.11 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 0 for the year ended December 31, 2016, 54,771 for the year ended December 31, 2015 and 240,165 for the year ended December 31, 2014.

Note 22: Accumulated Other Comprehensive Loss
The following table summarizes the changes within each component of accumulated other comprehensive income (loss), net of related tax benefit/expense for the years ended December 31, 2016, 2015 and 2014:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax	Defined Benefit Pension Plans	Total
For the year ended December 31, 2016
Beginning balance	$(1,888)	$(27,144)	$(29,032)
Other comprehensive loss before reclassifications	(12,170)	(229)	(12,399)
Amounts reclassified from accumulated other comprehensive income	(84)	1,479	1,395
Net current period other comprehensive income (loss)	(12,254)	1,250	(11,004)
Ending balance	$(14,142)	$(25,894)	$(40,036)
For the year ended December 31, 2015
Beginning balance	$(210)	$(32,243)	$(32,453)
Other comprehensive income (loss) before reclassifications	(1,269)	2,443	1,174
Amounts reclassified from accumulated other comprehensive income	(409)	2,656	2,247
Net current period other comprehensive income (loss)	(1,678)	5,099	3,421
Ending balance	$(1,888)	$(27,144)	$(29,032)
For the year ended December 31, 2014
Beginning balance	$(2,480)	$(18,040)	$(20,520)
Other comprehensive income (loss) before reclassifications	2,270	(15,623)	(13,353)
Amounts reclassified from accumulated other comprehensive income	—	1,420	1,420
Net current period other comprehensive income (loss)	2,270	(14,203)	(11,933)
Ending balance	$(210)	$(32,243)	$(32,453)
The following table summarizes the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014:

(Dollars in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Income Statement
	December 31, 2016	December 31, 2015	December 31, 2014
Gains and losses on available-for-sale securities	$129	$630	$—	Net gain on sale of investment securities (noninterest income)
	(45)	(221)	—	Income tax (expense)/benefit
	$84	$409	$—	Net Income

Amortization of defined benefit pension plan items	$(2,276)	$(4,086)	$(2,184)	Salaries, wages and employee benefits (operating expenses)
	797	1,430	764	Income tax (expense)/benefit
	$(1,479)	$(2,656)	$(1,420)	Net Income

Note 23: Noninterest Income
The following schedule includes the major components of noninterest income during the past three years:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Service charges and fees on deposit accounts	$28,136	$25,481	$22,414
Wealth management revenue	22,601	20,552	16,015
Electronic banking fees	23,433	19,119	13,480
Mortgage banking revenue	21,859	6,133	5,041
Other fees for customer services	4,939	4,428	3,539
Insurance commissions	1,874	1,966	1,559
Gain on sale of investment securities	129	630	—
Bank owned life insurance	1,836	646	281
Rental income	592	466	145
Gain on sale of branch offices	7,391	—	—
Gain on sale of closed branch offices and other assets	—	266	—
Gain on sale of merchant card servicing business	—	—	400
Other	9,560	529	221
Total noninterest income	$122,350	$80,216	$63,095
Note 24: Operating Expenses
The following schedule includes the major categories of operating expenses during the past three years:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Salaries and wages	$135,407	$104,490	$83,229
Employee benefits	29,806	23,430	19,328
Occupancy	23,525	18,213	15,842
Equipment and software	24,408	18,569	14,737
Outside processing and service fees	21,199	15,207	11,586
FDIC insurance premiums	7,407	5,485	4,307
Professional fees	5,832	4,842	3,570
Intangible asset amortization	5,524	4,389	2,029
Postage and express mail	3,777	3,313	3,418
Advertising and marketing	3,740	3,288	3,051
Training, travel and other employee expenses	4,025	3,224	2,480
Telephone	2,964	2,608	1,966
Supplies	2,318	2,216	1,897
Donations	1,951	1,375	1,155
Credit-related expenses	(2,701)	632	996
Merger and acquisition-related transaction expenses	61,134	7,804	6,388
Other	8,102	4,809	3,946
Total operating expenses	$338,418	$223,894	$179,925

Note 25: Summary of Quarterly Statements of Income (Unaudited)
The following is a summary of the unaudited quarterly results of operation for the years ended December 31, 2016 and 2015. In the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2016
(Dollars in thousands, except per share data)	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter	Total
Interest income	$79,464	$82,937	$103,562	$144,416	$410,379
Interest expense	5,134	5,442	6,753	11,969	29,298
Net interest income	74,330	77,495	96,809	132,447	381,081
Provision for loan losses	1,500	3,000	4,103	6,272	14,875
Noninterest income	19,419	20,897	27,770	54,264	122,350
Operating expenses	58,887	59,085	106,144	114,302	338,418
Income before income taxes	33,362	36,307	14,332	66,137	150,138
Income tax expense	9,757	10,532	2,848	18,969	42,106
Net income	$23,605	$25,775	$11,484	$47,168	$108,032
Net income per common share:
Basic	$0.61	$0.67	$0.23	$0.67	$2.21
Diluted	0.60	0.67	0.23	0.66	2.17
Cash dividends declared per common share	0.26	0.26	0.27	0.27	1.06
(1)First, second and third quarter 2016 information is revised to reflect the impact of the early adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

	2015
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$62,630	$69,679	$78,851	$80,629	$291,789
Interest expense	3,450	3,944	5,234	5,153	17,781
Net interest income	59,180	65,735	73,617	75,476	274,008
Provision for loan losses	1,500	1,500	1,500	2,000	6,500
Noninterest income	19,275	20,674	20,215	20,052	80,216
Operating expenses	51,020	56,785	58,265	57,824	223,894
Income before income taxes	25,935	28,124	34,067	35,704	123,830
Income tax expense	8,100	9,100	9,600	10,200	37,000
Net income	$17,835	$19,024	$24,467	$25,504	$86,830
Net income per common share:
Basic	$0.54	$0.54	$0.64	$0.67	$2.41
Diluted	0.54	0.54	0.64	0.66	2.39
Cash dividends declared per common share	0.24	0.24	0.26	0.26	1.00

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
Changes in Internal Controls Over Financial Reporting
There were no changes to the Corporation's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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
Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2016, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2016, its system of internal control over financial reporting was effective and meets the criteria of the "Internal Control — Integrated Framework (2013)." The Corporation's independent registered public accounting firm that audited the Corporation's consolidated financial statements included in this annual report has issued an attestation report on the Corporation's internal control over financial reporting as of December 31, 2016.

/s/ David B. Ramaker	/s/ Dennis L. Klaeser
David B. Ramaker	Dennis L. Klaeser
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

March 1, 2017	March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Chemical Financial Corporation:
We have audited Chemical Financial Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chemical Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Chemical Financial Corporation's internal control over financial reporting based on our audit.
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
In our opinion, Chemical Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Chemical Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan
March 1, 2017

Item 9B. Other Information.
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is set forth under the subheadings "Chemical Financial's Nominees for Election as Directors" and "Board Committees," and the headings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders and is here incorporated by reference.
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
Item 11. Executive Compensation.
Information required by this item is set forth under the headings "Executive Compensation," "Director Compensation," "Compensation Committee Report" and under the subheading "Compensation Committee Interlocks and Insider Participation" in the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders and is here incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the heading "Ownership of Chemical Financial Common Stock" in the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders and is here incorporated by reference.
The following table presents information about the registrant's equity compensation plans as of December 31, 2016:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	1,119,002	$28.76	913,824	(3)
Equity compensation plans not approved by security holders(2)	1,334,393	$15.25	—
Total	2,453,395	$21.41	913,824

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

(2)
At December 31, 2016, equity compensation plans not approved by shareholders consisted of the Talmer Bancorp, Inc. 2009 Equity Incentive Plan ("TLMR Equity Incentive Plan"), the Lake Michigan Financial Corporation Stock Incentive Plan of 2003 and the Lake Michigan Financial Corporation Stock Incentive Plan of 2012 (collectively referred to as the "LMFC Stock Incentive Plans"). The TLMR Equity Incentive Plan granted non-statutory stock options that were awarded at the fair value of Talmer Bancorp, Inc. common stock on the date of grant. Effective as of the Corporation's merger with Talmer Bancorp, Inc. on August 31, 2016, each option outstanding under the TLMR Equity Incentive Plan ceased to represent a stock option for TLMR common stock and was converted into a stock option for common stock of the Corporation. The LMFC Stock Incentive Plans granted non-statutory stock options that were awarded at the fair value of Lake Michigan Financial Corporation common stock on the date of grant. Effective as of the Corporation's acquisition of Lake Michigan Financial Corporation on May 31, 2015, each option outstanding under the LMFC Stock Incentive Plans ceased to represent a stock option for LMFC common stock and was converted into a stock option for common stock of the Corporation. Payment for the exercise of an option at the time of exercise may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options or other awards available for grant under the TLMR Equity Incentive Plan or the LMFC Stock Incentive Plans. As of December 31, 2016, there were 1,283,634 options to purchase the Corporation's common stock under the TLMR Equity Incentive Plan with a weighted average exercise price of $15.32 per share and 50,759 options to purchase the Corporation's common stock outstanding under the LMFC Stock Incentive Plans with a weighted average exercise price of $13.66 per share.

(3)	Represents 626,353 remaining available shares for future grant under the 2015 Plan and 287,471 remaining shares available for future issuance under the Directors' Deferred Stock Plan.
Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the capitalization of Chemical Financial Corporation.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is set forth under the subheadings "Board Committees" and "Transactions with Related Persons" in the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders and is here incorporated by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item is set forth under the heading "Independent Registered Public Accounting Firm" and subheading "Audit Committee" in the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders and is here incorporated by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)  (1)  Financial Statements. The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2016 and 2015
Consolidated Statements of Income for each of the three years in the period ended December 31, 2016
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2016
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016 Notes to Consolidated Financial Statements

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

10.8
Employment Agreement between David R. Ramaker and Chemical Financial Corporation, dated August 31, 2016*. Previously filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.9
Employment Agreement between Dennis L. Klaeser and Chemical Financial Corporation, dated August 31, 2016*. Previously filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.10
Employment Agreement between Lori A. Gwizdala and Chemical Financial Corporation, dated August 31, 2016*. Previously filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.11	Employment Agreement between Leonardo A. Amat and Chemical Financial Corporation, dated August 31, 2016.*
10.12	Employment Agreement between Robert S. Rathburn and Chemical Financial Corporation, dated August 31, 2016.*
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper Pavlik PLC.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation Directors' Deferred Stock Plan Audited Financial Statements and Notes.
101.1	Interactive Data File.

*	These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.

The index of exhibits and any exhibits filed as part of the 2016 Form 10-K are accessible at no cost on the Corporation's web site at www.chemicalbankmi.com in the "Investor Information" section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission's web site at www.sec.gov. The Corporation will furnish a copy of any exhibit listed above to any shareholder of the registrant at a cost of 30 cents per page upon written request to Dennis L. Klaeser, Chief Financial Officer, Chemical Financial Corporation, 235 East Main Street, Midland, P.O. Box 569, Michigan 48640-0569.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.
CHEMICAL FINANCIAL CORPORATION

/s/ David B. Ramaker
David B. Ramaker
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis L. Klaeser
Dennis L. Klaeser
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2017 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ David B. Ramaker
David B. Ramaker
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis L. Klaeser
Dennis L. Klaeser
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

The following Directors of Chemical Financial Corporation executed a power of attorney appointing Dennis L. Klaeser their attorney-in-fact, empowering him to sign this report on their behalf.
Gary E. Anderson
James R. Fitterling
Ronald A. Klein
Richard M. Lievense
Barbara J. Mahone
John E. Pelizzari
David T. Provost
Larry D. Stauffer
Gary Torgow
Arthur A. Weiss
Franklin C. Wheatlake

/s/ Dennis L. Klaeser
By Dennis L. Klaeser
Attorney-in-fact