Form 10-Q
period 2017-03-31
CHEMICAL FINANCIAL CORP
filed 2017-05-10
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of May 8, 2017, was 71,121,541 shares.

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
In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of Chemical's Annual Report on Form 10-K for the year ended December 31, 2016. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$191,940	$237,758
Interest-bearing deposits with the Federal Reserve Bank and other banks	249,840	236,644
Total cash and cash equivalents	441,780	474,402
Investment securities:
Available-for-sale, at fair value	1,275,846	1,234,964
Held-to-maturity, at amortized cost (fair value of $639,800 and $608,531, respectively)	647,192	623,427
Total investment securities	1,923,038	1,858,391
Loans held-for-sale, at fair value	39,123	81,830
Loans	13,273,392	12,990,779
Allowance for loan losses	(78,774)	(78,268)
Net loans	13,194,618	12,912,511
Premises and equipment	142,763	145,012
Loan servicing rights ($64,604 and $48,085 measured at fair value, respectively)	64,604	58,315
Goodwill	1,133,534	1,133,534
Other intangible assets	38,848	40,211
Interest receivable and other assets	658,665	650,973
Total assets	$17,636,973	$17,355,179
Liabilities
Deposits:
Noninterest-bearing	$3,399,287	$3,341,520
Interest-bearing	9,733,060	9,531,602
Total deposits	13,132,347	12,873,122
Interest payable and other liabilities	114,789	134,637
Securities sold under agreements to repurchase with customers	398,910	343,047
Short-term borrowings	900,000	825,000
Long-term borrowings	490,876	597,847
Total liabilities	15,036,922	14,773,653
Shareholders’ equity
Preferred stock, no par value:
Authorized – 2,000,000 shares at 3/31/17 and 12/31/2016, none issued	—	—
Common stock, $1.00 par value per share:
Authorized – 100,000,000 shares at 3/31/17 and 12/31/16
Issued and outstanding – 71,117,908 shares at 3/31/17 and 70,599,133 shares at 12/31/16	71,118	70,599
Additional paid-in capital	2,194,705	2,210,762
Retained earnings	372,193	340,201
Accumulated other comprehensive loss	(37,965)	(40,036)
Total shareholders’ equity	2,600,051	2,581,526
Total liabilities and shareholders’ equity	$17,636,973	$17,355,179
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest income
Interest and fees on loans	$132,485	$74,401
Interest on investment securities:
Taxable	4,756	1,929
Tax-exempt	4,235	2,665
Dividends on nonmarketable equity securities	621	256
Interest on deposits with the Federal Reserve Bank, other banks and Federal funds sold	799	213
Total interest income	142,896	79,464
Interest expense
Interest on deposits	8,916	4,059
Interest on short-term borrowings	1,658	100
Interest on long-term borrowings	2,225	975
Total interest expense	12,799	5,134
Net interest income	130,097	74,330
Provision for loan losses	4,050	1,500
Net interest income after provision for loan losses	126,047	72,830
Noninterest income
Service charges and fees on deposit accounts	8,004	5,720
Wealth management revenue	5,827	5,201
Other charges and fees for customer services	8,891	6,392
Mortgage banking revenue	9,160	1,405
Gain on sale of investment securities	90	19
Other	6,038	682
Total noninterest income	38,010	19,419
Operating expenses
Salaries, wages and employee benefits	60,248	33,890
Occupancy	7,392	4,905
Equipment and software	8,517	4,404
Merger and acquisition-related transaction expenses	4,167	2,594
Other	23,872	13,094
Total operating expenses	104,196	58,887
Income before income taxes	59,861	33,362
Income tax expense	12,257	9,757
Net income	$47,604	$23,605
Earnings per common share:
Basic	$0.67	$0.61
Diluted	0.67	0.60
Cash dividends declared per common share	$0.27	$0.26
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net income	$47,604	$23,605
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale arising during the period	2,739	4,199
Reclassification adjustment for gains on realized income	(90)	(19)
Tax effect	(927)	(1,463)
Net unrealized gains on securities available-for-sale, net of tax	1,722	2,717
Adjustment for pension and other postretirement benefits	537	(577)
Tax effect	(188)	202
Net adjustment for pension and other postretirement benefits	349	(375)
Other comprehensive income, net of tax	2,071	2,342
Total comprehensive income, net of tax	$49,675	$25,947
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances at December 31, 2015	$38,168	$725,280	$281,558	$(29,032)	$1,015,974
Comprehensive income			23,605	2,342	25,947
Cash dividends declared and paid of $0.26 per share			(9,961)		(9,961)
Shares issued – stock options	36	273			309
Shares issued – restricted stock units	43	(770)			(727)
Share-based compensation expense	1	748			749
Balances at March 31, 2016	$38,248	$725,531	$295,202	$(26,690)	$1,032,291

Balances at December 31, 2016	$70,599	$2,210,762	$340,201	$(40,036)	$2,581,526
Cumulative effect adjustment of change in accounting policy, net of tax impact(1)			3,659		3,659
Comprehensive income			47,604	2,071	49,675
Cash dividends declared and paid of $0.27 per share			(19,271)		(19,271)
Shares issued – stock options	508	(17,204)			(16,696)
Shares issued – restricted stock units	35	(1,330)			(1,295)
Net shares – restricted stock awards	(25)	(1,256)			(1,281)
Share-based compensation expense	1	3,733			3,734
Balances at March 31, 2017	$71,118	$2,194,705	$372,193	$(37,965)	$2,600,051
(1) Refer to Footnote 1, Basis of Presentation and Accounting Policies and Footnote 8, Loan Servicing Rights, for further details on this change in accounting policy election.
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$47,604	$23,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,050	1,500
Gain on sales of loans	(6,120)	(1,296)
Proceeds from sales of loans	191,531	45,928
Loans originated for sale	(142,704)	(43,972)
Net gains on sale of investment securities	(90)	(19)
Net gains from sales/writedowns of other real estate and repossessed assets	(700)	(547)
Depreciation of premises and equipment	4,521	2,775
Amortization of intangible assets	1,513	2,169
Additions to loan servicing rights	(1,753)	(331)
Valuation change in loan servicing rights	1,125	—
Net amortization of premiums and discounts on investment securities	4,129	1,493
Share-based compensation expense	3,734	749
Deferred income tax expense (benefit)	17,948	—
Net increase in interest receivable and other assets	(29,660)	(737)
Net decrease in interest payable and other liabilities	(19,282)	(11,875)
Net cash provided by operating activities	75,846	19,442
Cash flows from investing activities
Investment securities – available-for-sale:
Proceeds from maturities, calls and principal reductions	60,885	42,281
Proceeds from sales and redemptions	—	644
Purchases	(102,702)	—
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	9,408	8,133
Purchases	(33,628)	(16,965)
Net increase in loans	(290,438)	(101,915)
Proceeds from sales of other real estate and repossessed assets	5,734	2,705
Purchases of premises and equipment, net of disposals	(2,272)	(2,406)
Net cash used in investing activities	(353,013)	(67,523)
Cash flows from financing activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	350,763	234,102
Net decrease in time deposits	(91,538)	(40,753)
Net increase (decrease) in securities sold under agreements to repurchase with customers and other short-term borrowings	130,863	(113,816)
Proceeds from issuance of long-term borrowings	—	50,000
Repayment of long-term borrowings	(107,000)	(18,558)
Cash dividends paid	(19,271)	(9,961)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	1,578	382
Cash paid for payroll taxes upon conversion of share-based awards	(20,850)	(730)
Net cash provided by financing activities	244,545	100,666
Net increase (decrease) in cash and cash equivalents	(32,622)	52,585
Cash and cash equivalents at beginning of period	474,402	238,789
Cash and cash equivalents at end of period	$441,780	$291,374

Supplemental disclosures of cash flow information:
Interest paid	$12,989	$5,080
Income tax refunds, net of income taxes paid	(24,397)	—
Loans transferred to other real estate and repossessed assets	4,281	1,667
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 1: Basis of Presentation and Significant Accounting Policies
Nature of Operations
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Use of Estimates
Management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, fair value amounts related to business combinations, income taxes, goodwill impairment and those assets that require fair value measurement. Actual results could differ from these estimates.
Reclassifications
Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.
Loan Servicing Rights
Effective January 1, 2017, the Corporation elected to account for all loan servicing rights ("LSRs") previously accounted for under the lower of cost or fair value method under the fair value method. The guidance in ASC Subtopic 860-50, "Transfers and Servicing-Servicing Assets and Liabilities" provides that an entity may make an irrevocable decision to subsequently measure a class of servicing assets and servicing liabilities at fair value at the beginning of any fiscal year. The guidance allows for the Corporation to apply this election prospectively to all new and existing servicing assets and servicing liabilities. Management believes this election will provide more comparable results to peers as many of those within our industry group account for loans servicing rights under the fair value method. The change in accounting policy in the first quarter of 2017 results in a cumulative adjustment to increase retained earnings in the amount of $3.7 million, net of taxes.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.8 million and $0.6 million during the three months ended March 31, 2017 and 2016, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $31.8 million at March 31, 2017 and $29.5 million at December 31, 2016.
Under the equity method, the Corporation's share of the earnings or losses are included in "Other operating expenses" on the Consolidated Statements of Income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $10.7 million and $10.9 million at March 31, 2017 and December 31, 2016, respectively.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. The Corporation's remaining unfunded equity contributions totaled $18.5 million and $16.0 million at March 31, 2017 and December 31, 2016, respectively.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of March 31, 2017 or December 31, 2016.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 2: Mergers and Acquisitions
Merger with Talmer Bancorp, Inc.
On August 31, 2016, the Corporation completed a merger with Talmer Bancorp, Inc. ("Talmer") for total consideration of $1.61 billion. As a result of the merger, the Corporation issued 32.1 million shares of its common stock based on an exchange ratio where each Talmer shareholder received 0.4725 shares of the Corporation's common stock, and $1.61 in cash, for each share of Talmer common stock. In conjunction with the merger, the Corporation entered into and drew on a $125.0 million credit facility. The proceeds from the credit facility were used to pay off the Corporation's $25.0 million line-of-credit and a $37.5 million line-of-credit of Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration. The Corporation incurred $4.2 million and $2.6 million of merger and acquisition-related transaction expenses during the three months ended March 31, 2017 and 2016, respectively, primarily related to the merger with Talmer. As a result of the merger, Talmer Bank and Trust became a wholly-owned subsidiary of the Corporation. Talmer Bank and Trust was consolidated with and into Chemical Bank during the fourth quarter of 2016.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

(Dollars in thousands)
Consideration paid:
Stock	$1,504,811
Cash	107,638
Total consideration	1,612,449

Fair value of identifiable assets acquired:
Cash and cash equivalents	433,352
Investment securities:
Available-for-sale	808,894
Held-to-maturity	1,657
Loans held-for-sale	244,916
Loans	4,882,402
Premises and equipment	38,793
Loan servicing rights	42,462
Other intangible assets	19,088
Interest receivable and other assets	395,119
Total identifiable assets acquired	$6,866,683

Fair value of liabilities assumed:
Noninterest-bearing deposits	1,236,902
Interest-bearing deposits	4,057,716
Interest payable and other liabilities	99,482
Securities sold under agreements to repurchase with customers	19,704
Short-term borrowings	387,500
Long-term borrowings	299,597
Total liabilities assumed	$6,100,901

Fair value of net identifiable assets acquired	$765,782
Goodwill resulting from acquisition	$846,667

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

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

Unaudited Pro Forma Combined Results of Operations

The following unaudited pro forma financial information presents the consolidated results of operation of the Corporation and Talmer as if the merger had occurred as of January 1, 2016. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that Chemical would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of Talmer's provision for loan losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisitions have been excluded.

	For the three months ended,
(Dollars in thousands)	March 31, 2017(1)	March 31, 2016
Net interest and other income	$168,107	$157,932
Net Income	47,604	39,028
Earnings per share:
Basic	$0.67	$0.56
Diluted	0.67	0.55
(1) As the business combination was effective August 31, 2016, there were no proforma adjustments for the three months ended March 31, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

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
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment securities — available-for-sale, loans held-for-sale, loan servicing rights and derivatives are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets, at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

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
Loans held-for-sale: The Corporation has elected the fair value option for all residential mortgage loans held-for-sale. Accordingly, loans held-for-sale are recorded at fair value on a recurring basis. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
Loan servicing rights: Effective January 1, 2017, the Corporation elected to account for all LSRs under the fair value measurement method. LSRs acquired related to the merger with Talmer effective August 31, 2016 were also previously accounted for under the fair value measurement method based on accounting election.  A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  Because of the nature of the valuation inputs, the Corporation classifies loan servicing rights as Level 3.  Refer to Note 8, “Loan Servicing Rights,” for the assumptions included in the valuation of loan servicing rights.
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

Derivative instruments held or issued for customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities. The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at both March 31, 2017 and December 31, 2016 and it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classifies its customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

Disclosure of Recurring Basis Fair Value Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets and liabilities follow:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Investment securities – available-for-sale:
U.S. Treasury securities	$5,793	$—	$—	$5,793
Government sponsored agencies	—	224,339	—	224,339
State and political subdivisions	—	300,409	—	300,409
Residential mortgage-backed securities	—	256,544	—	256,544
Collateralized mortgage obligations	—	367,321	—	367,321
Corporate bonds	—	89,253	—	89,253
Preferred stock and trust preferred securities	—	32,187	—	32,187
Total investment securities – available-for-sale	5,793	1,270,053	—	1,275,846
Loans held-for-sale	—	39,123	—	39,123
Loan servicing rights	—	—	64,604	64,604
Derivative assets:
Customer-initiated derivatives	—	6,377	—	6,377
Interest rate lock commitments	—	2,178	—	2,178
Power Equity CD	—	2,234	—	2,234
Total derivatives	—	10,789	—	10,789
Total assets at fair value	$5,793	$1,319,965	$64,604	$1,390,362
Derivative liabilities:
Customer-initiated derivatives	—	6,342	—	6,342
Forward contracts related to mortgage loans to be delivered for sale	—	342	—	342
Power Equity CD	—	2,234	—	2,234
Total derivatives	—	8,918	—	8,918
Total liabilities at fair value	$—	$8,918	$—	$8,918
December 31, 2016
Investment securities – available-for-sale:
U.S. Treasury securities	$5,793	$—	$—	$5,793
Government sponsored agencies	—	215,011	—	215,011
State and political subdivisions	—	300,088	—	300,088
Residential mortgage-backed securities	—	272,282	—	272,282
Collateralized mortgage obligations	—	320,025	—	320,025
Corporate bonds	—	89,474	—	89,474
Preferred stock and trust preferred securities	—	32,291	—	32,291
Total investment securities – available-for-sale	5,793	1,229,171	—	1,234,964
Loans held-for-sale	—	81,830	—	81,830
Loan servicing rights	—	—	48,085	48,085
Derivative assets:
Customer-initiated derivatives	—	4,406	—	4,406
Forward contracts related to mortgage loans to be delivered for sale	—	635	—	635
Interest rate lock commitments	—	956	—	956
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	8,215	—	8,215
Total assets at fair value	$5,793	$1,319,216	$48,085	$1,373,094
Derivative liabilities:
Customer-initiated derivatives	—	4,141	—	4,141
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	6,359	—	6,359
Total liabilities at fair value	$—	$6,359	$—	$6,359
There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

Three months ended March 31, 2017
(Dollars in thousands)	Loan servicing rights
Balance, beginning of period	$48,085
Transfer in based on new accounting policy election(1)	15,891
Gains (losses):
Recorded in earnings (realized):
Recorded in “Mortgage banking revenue”	(1,125)
New originations	1,753
Balance, end of period	$64,604
(1) Refer to Note 1 for further details.

The Corporation has elected the fair value option for loans held-for-sale.  These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Corporation's policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. There were no loans held-for-sale on nonaccrual status or 90 days past due and on accrual status as of March 31, 2017 and December 31, 2016.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held-for-sale carried at fair value was as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Aggregate fair value	$39,123	$81,830
Contractual balance	37,701	81,009
Unrealized gain (loss)	1,422	821

The total amount of gains (losses) from loans held-for-sale included in the Consolidated Statements of Income were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2017	2016
Interest income(1)	$551	$19
Change in fair value(2)	601	—
Total included in earnings	$1,152	$19
(1) Included in "Interest and fees on loans" in the Consolidated Statements of Income.
(2) Included in "Mortgage banking revenue" in the Consolidated Statements of Income.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

Loans: The Corporation does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. Impaired loans where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or management determines the fair value of the collateral is further impaired below the independent appraised value. When management determines the fair value of the

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

collateral is further impaired below appraised value, discounts ranging between 10% and 25% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.

Goodwill: Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At March 31, 2017 and December 31, 2016, no goodwill was impaired.
Other intangible assets: Other intangible assets consist of core deposit intangible assets and non-compete intangible assets. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At March 31, 2017 and December 31, 2016, there was no impairment identified for core deposit intangible assets or non-compete intangible assets.
Loan servicing rights: Prior to January 1, 2017, LSRs originated by the Corporation and those acquired in acquisitions of other institutions prior to the merger with Talmer were accounted for under the amortization method. The fair value of these LSRs were initially estimated using a model that calculates the net present value of estimated future cash flows using various assumptions, including prepayment speeds, the discount rate and servicing costs. If the valuation model reflected a value less than the carrying value, LSRs were adjusted to fair value, as determined by the model, through a valuation allowance. The Corporation classified the LSRs subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2016, the Corporation recognized a valuation allowance of $8 thousand related to impairment within certain pools attributable to the Corporation's servicing portfolios. As a result, the LSRs related to these servicing portfolios were considered to be recorded at fair value on a nonrecurring basis as of December 31, 2016.
Other real estate owned and repossessed assets: The carrying amounts for other real estate and repossessed assets are reported in the Consolidated Statements of Financial Position under “Interest receivable and other assets.” Other real estate and repossessed assets include real estate and other types of assets repossessed by the Corporation. Other real estate and repossessed assets are recorded at the lower of cost or fair value upon the transfer of a loan to other real estate and repossessed assets and, subsequently, continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the property or management’s estimation of the value of the property. The Corporation records other real estate and repossessed assets as Level 3 valuations as management generally determines that the fair value of the property is impaired below the appraised value. When management determines the fair value of the property is further impaired below appraised value, discounts ranging between 10% and 25% of the appraised value are used depending on the nature of the property and the age of the most recent appraisal.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follows:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Impaired originated loans	$—	$—	$63,180	$63,180
Other real estate/repossessed assets	—	—	2,240	2,240
Total	$—	$—	$65,420	$65,420
December 31, 2016
Impaired originated loans	$—	$—	$62,184	$62,184
Other real estate/repossessed assets	—	—	1,386	1,386
Loan servicing rights	—	—	2	2
Total	$—	$—	$63,572	$63,572
There were no liabilities recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016.
The following table presents additional information about the significant unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

(Dollars in thousands)	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
Impaired originated loans	$63,180	Appraisal of collateral	Discount for type of collateral and age of appraisal	10%-25%
Other real estate/repossessed assets	2,240	Appraisal of property	Discount for type of property and age of appraisal	10%-25%
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At March 31, 2017 and December 31, 2016, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Investment securities — held-to-maturity: Fair value measurements for investment securities — held-to-maturity fair values are measured using independent pricing models or other model-based valuation techniques that include market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events. Fair value measurements using Level 2 valuations of investment securities — held-to-maturity includes investment securities issued by state and political subdivisions. Level 3 valuations include trust preferred investment securities.
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
Deposits: The fair values of deposit accounts without defined maturities, such as interest- and noninterest-bearing checking, savings and money market accounts, are estimated to be the amounts payable on demand. The fair values for variable-interest rate time deposits with defined maturities approximate their carrying amounts. Fair value measurements for fixed-interest rate time deposits with defined maturities are based on the discounted value of contractual cash flows, using the Corporation’s interest rates currently being offered for deposits of similar maturities, and are therefore classified as Level 2 valuations. However, if the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
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
March 31, 2017

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments not recorded at fair value in their entirety on a recurring basis on the Consolidated Statements of Financial Position was as follows:

	Level in Fair Value Measurement Hierarchy	March 31, 2017		December 31, 2016
(Dollars in thousands)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$441,780	$441,780	$474,402	$474,402
Investment securities:
Held-to-maturity	Level 2	646,692	639,450	622,927	608,221
Held-to-maturity	Level 3	500	350	500	310
Nonmarketable equity securities	Level 2	129,939	129,939	97,350	97,350
Net loans(1)	Level 3	13,194,618	13,347,793	12,912,511	13,069,315
Interest receivable	Level 2	45,863	45,863	42,235	42,235
Financial liabilities:
Deposits:
Deposits without defined maturities	Level 2	$10,213,518	$10,213,518	$9,862,755	$9,862,755
Time deposits	Level 2	2,918,829	2,919,153	3,010,367	3,010,048
Total deposits		13,132,347	13,132,671	12,873,122	12,872,803
Interest payable	Level 2	5,225	5,225	5,415	5,415
Securities sold under agreements to repurchase with customers	Level 2	398,910	398,910	343,047	343,047
Short-term borrowings	Level 2	900,000	899,777	825,000	825,000
Long-term borrowings	Level 2	490,876	486,161	597,847	591,227

(1)	Included $63.2 million and $62.2 million of impaired loans recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at March 31, 2017 and December 31, 2016:

	Investment Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
U.S. Treasury securities	$5,792	$1	$—	$5,793
Government sponsored agencies	225,993	153	1,807	224,339
State and political subdivisions	309,518	140	9,249	300,409
Residential mortgage-backed securities	260,703	45	4,204	256,544
Collateralized mortgage obligations	371,084	75	3,838	367,321
Corporate bonds	90,438	27	1,212	89,253
Preferred stock and trust preferred securities	31,426	1,042	281	32,187
Total	$1,294,954	$1,483	$20,591	$1,275,846
December 31, 2016
U.S. Treasury securities	$5,788	$5	$—	$5,793
Government sponsored agencies	216,890	189	2,068	215,011
State and political subdivisions	311,704	163	11,779	300,088
Residential mortgage-backed securities	276,162	112	3,992	272,282
Collateralized mortgage obligations	323,965	63	4,003	320,025
Corporate bonds	90,859	16	1,401	89,474
Preferred stock and trust preferred securities	31,353	1,018	80	32,291
Total	$1,256,721	$1,566	$23,323	$1,234,964

	Investment Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
State and political subdivisions	$646,692	$3,830	$11,072	$639,450
Trust preferred securities	500	—	150	350
Total	$647,192	$3,830	$11,222	$639,800
December 31, 2016
State and political subdivisions	$622,927	$2,648	$17,354	$608,221
Trust preferred securities	500	—	190	310
Total	$623,427	$2,648	$17,544	$608,531
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the three months ended March 31,
(Dollars in thousands)	2017	2016
Proceeds	$—	$644
Gross gains	90	19

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following is a summary of the amortized cost and fair value of investment securities at March 31, 2017, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:
Due in one year or less	$248,015	$246,683
Due after one year through five years	529,893	524,707
Due after five years through ten years	347,825	340,248
Due after ten years	167,832	162,405
Preferred stock	1,389	1,803
Total	$1,294,954	$1,275,846
Investment Securities Held-to-Maturity:
Due in one year or less	$70,242	$70,210
Due after one year through five years	271,055	268,753
Due after five years through ten years	146,712	144,004
Due after ten years	159,183	156,833
Total	$647,192	$639,800
Securities with a carrying value of $911.9 million and $794.0 million were pledged at March 31, 2017 and December 31, 2016, respectively, to secure borrowings and deposits.
At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. As of March 31, 2017, the Corporation’s securities portfolio consisted of 2,309 securities, 1,418 of which were in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2017
Government sponsored agencies	$108,300	$1,445	$11,203	$362	$119,503	$1,807
State and political subdivisions	705,870	19,603	26,084	718	731,954	20,321
Residential mortgage-backed securities	248,111	4,204	—	—	248,111	4,204
Collateralized mortgage obligations	311,566	3,626	12,528	212	324,094	3,838
Corporate bonds	78,815	1,211	1,499	1	80,314	1,212
Trust preferred securities	10,511	281	350	150	10,861	431
Total	$1,463,173	$30,370	$51,664	$1,443	$1,514,837	$31,813
December 31, 2016
Government sponsored agencies	$105,702	$1,707	$15,023	$361	$120,725	$2,068
State and political subdivisions	758,063	28,158	26,810	975	784,873	29,133
Residential mortgage-backed securities	244,239	3,992	—	—	244,239	3,992
Collateralized mortgage obligations	279,001	3,778	14,754	225	293,755	4,003
Corporate bonds	80,536	1,401	—	—	80,536	1,401
Trust preferred securities	10,699	80	310	190	11,009	270
Total	$1,478,240	$39,116	$56,897	$1,751	$1,535,137	$40,867

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of March 31, 2017, represented other-than-temporary impairment (OTTI) as the unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates and not credit issues. Management believed that the unrealized losses on investment securities at March 31, 2017 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.

At March 31, 2017, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at March 31, 2017, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

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
Real estate construction and land development — Real estate construction loans represent secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Land development loans represent secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at March 31, 2017 and December 31, 2016 were primarily comprised of loans to develop residential properties.
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
March 31, 2017

Commercial, commercial real estate, and real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of the Corporation's loans follows:

(Dollars in thousands)	Originated	Acquired(1)	Total Loans
March 31, 2017
Commercial loan portfolio:
Commercial	$1,989,609	$1,263,999	$3,253,608
Commercial real estate	2,114,540	1,983,231	4,097,771
Real estate construction and land development	327,740	126,071	453,811
Subtotal	4,431,889	3,373,301	7,805,190
Consumer loan portfolio:
Residential mortgage	1,594,376	1,539,089	3,133,465
Consumer installment	1,342,063	138,994	1,481,057
Home equity	591,441	262,239	853,680
Subtotal	3,527,880	1,940,322	5,468,202
Total loans	$7,959,769	$5,313,623	$13,273,392	(2)
December 31, 2016
Commercial loan portfolio:
Commercial	$1,901,526	$1,315,774	$3,217,300
Commercial real estate	1,921,799	2,051,341	3,973,140
Real estate construction and land development	281,724	122,048	403,772
Subtotal	4,105,049	3,489,163	7,594,212
Consumer loan portfolio:
Residential mortgage	1,475,342	1,611,132	3,086,474
Consumer installment	1,282,588	151,296	1,433,884
Home equity	595,422	280,787	876,209
Subtotal	3,353,352	2,043,215	5,396,567
Total loans	$7,458,401	$5,532,378	$12,990,779	(2)
(1) Acquired loans are accounted for under ASC 310-30.
(2) Reported net of deferred costs totaling $15.0 million and $14.8 million at March 31, 2017 and December 31, 2016, respectively.

The Corporation acquired loans at fair value as of the acquisition date, which includes loan acquired in the acquisitions of Talmer, Lake Michigan Financial Corporation ("Lake Michigan"), Monarch Community Bancorp, Inc. ("Monarch"), Northwestern Bancorp, Inc. ("Northwestern") and O.A.K. Financial Corporation ("OAK"). Acquired loans are accounted for under ASC 310-30 which recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. The accretable discount is recognized over the expected remaining life of the acquired loans on a pool basis.

Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

(Dollars in thousands)	Talmer	Lake Michigan	Monarch	North-western	OAK	Total
Three Months Ended March 31, 2017
Balance at beginning of period	$798,210	$121,416	$27,182	$69,847	$23,316	$1,039,971
Additions (reductions)(1)	—	(939)	54	(1,058)	1,428	(515)
Accretion recognized in interest income	(44,571)	(7,266)	(1,181)	(3,892)	(3,277)	(60,187)
Reclassification from nonaccretable difference	21,139	—	—	—	—	21,139
Balance at end of period	$774,778	$113,211	$26,055	$64,897	$21,467	$1,000,408

Three Months Ended March 31, 2016
Balance at beginning of period	$—	$152,999	$34,558	$82,623	$28,077	$298,257
Additions (reductions) (1)	—	(6,071)	128	(2,254)	1,516	(6,681)
Accretion recognized in interest income	—	(8,953)	(1,451)	(4,001)	(2,557)	(16,962)
Balance at end of period	$—	$137,975	$33,235	$76,368	$27,036	$274,614
(1) Represents additions of estimated contractual interest expected to be collected from acquired loans being renewed or extended, less reductions in contractual interest resulting from the early payoff of acquired loans.
As part of its ongoing assessment of the acquired loan portfolios, management has determined that the overall credit quality of the Talmer acquired loan portfolios has improved, which has resulted in an improvement in expected cash flows of certain loan pools in these acquired loan portfolios. Accordingly, management reclassified $21.1 million during the three months ended March 31, 2017 from the nonaccretable difference to the accretable yield for each of these acquired loan portfolios, which will increase amounts recognized into interest income over the estimated remaining lives of the loan pools within these portfolios.
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
The Corporation, through Chemical Bank, has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $2.0 million requiring group loan authority approval, except for six executive and senior officers who have varying loan limits exceeding $2.0 million and up to $3.5 million. With respect to the group loan authorities, Chemical Bank has various regional loan committees that meet weekly to consider loans ranging in amounts of $2.0 million to $5.0 million, and a senior loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $5.0 million to $10.0 million, depending on risk rating and credit action required. A directors’ loan committee of Chemical Bank, consisting of eight independent members of the board of directors of Chemical Bank, the chief executive officer of Chemical Bank and the chief credit officer of Chemical Bank, meets bi-weekly to consider loans in amounts over $10.0 million, and certain loans under $10.0 million depending on a loan’s risk rating and credit action required. Loans over $25.0 million require the approval of the board of directors of Chemical Bank.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following schedule presents the recorded investment of loans in the commercial loan portfolio by credit risk categories at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017
Originated Portfolio:
Commercial	$1,902,773	$34,018	$52,818	$—	$1,989,609
Commercial real estate	2,040,155	37,528	36,856	1	2,114,540
Real estate construction and land development	326,942	719	79	—	327,740
Subtotal	4,269,870	72,265	89,753	1	4,431,889
Acquired Portfolio:
Commercial	1,171,260	39,079	53,625	35	1,263,999
Commercial real estate	1,841,116	52,038	89,912	165	1,983,231
Real estate construction and land development	122,593	1,887	1,591	—	126,071
Subtotal	3,134,969	93,004	145,128	200	3,373,301
Total	$7,404,839	$165,269	$234,881	$201	$7,805,190
December 31, 2016
Originated Portfolio:
Commercial	$1,803,750	$44,809	$51,898	$1,069	$1,901,526
Commercial real estate	1,849,315	36,981	35,502	1	1,921,799
Real estate construction and land development	280,968	157	599	—	281,724
Subtotal	3,934,033	81,947	87,999	1,070	4,105,049
Acquired Portfolio:
Commercial	1,218,848	46,643	50,283	—	1,315,774
Commercial real estate	1,897,011	61,441	92,636	253	2,051,341
Real estate construction and land development	117,505	1,982	2,561	—	122,048
Subtotal	3,233,364	110,066	145,480	253	3,489,163
Total	$7,167,397	$192,013	$233,479	$1,323	$7,594,212
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
March 31, 2017
Originated Loans:
Performing	$1,587,627	$1,341,308	$588,728	$3,517,663
Nonperforming	6,749	755	2,713	10,217
Subtotal	1,594,376	1,342,063	591,441	3,527,880
Acquired Loans	1,539,089	138,994	262,239	1,940,322
Total	$3,133,465	$1,481,057	$853,680	$5,468,202
December 31, 2016
Originated Loans:
Performing	$1,468,373	$1,281,709	$592,071	$3,342,153
Nonperforming	6,969	879	3,351	11,199
Subtotal	1,475,342	1,282,588	595,422	3,353,352
Acquired Loans	1,611,132	151,296	280,787	2,043,215
Total	$3,086,474	$1,433,884	$876,209	$5,396,567
Nonperforming Assets and Past Due Loans

Nonperforming assets consist of loans for which the accrual of interest has been discounted, other real estate owned acquired through acquisitions, other real estate owned obtained through foreclosure and other repossessed assets.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

A summary of nonperforming loans follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonperforming assets
Nonaccrual loans:
Commercial	$16,717	$13,178
Commercial real estate	20,828	19,877
Real estate construction and land development	79	80
Residential mortgage	6,749	6,969
Consumer installment	755	879
Home equity	2,713	3,351
Total nonaccrual loans	47,841	44,334
Other real estate owned and repossessed assets	16,395	17,187
Total nonperforming assets	$64,236	$61,521
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30
Commercial	1,823	11
Commercial real estate	700	277
Home equity	1,169	995
Total accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30	$3,692	$1,283
The Corporation’s nonaccrual loans at March 31, 2017 and December 31, 2016 included $27.9 million and $30.5 million, respectively, of nonaccrual TDRs.
The Corporation had $5.1 million of residential mortgage loans that were in the process of foreclosure at March 31, 2017, compared to $7.3 million at December 31, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Loan delinquency, excluding acquired loans accounted for under ASC 310-30, was as follows:

(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
March 31, 2017
Originated Portfolio:
Commercial	$10,603	$9,411	$8,661	$28,675	$1,960,934	$1,989,609	$1,823
Commercial real estate	9,712	2,625	6,016	18,353	2,096,187	2,114,540	700
Real estate construction and land development	3,495	1,770	—	5,265	322,475	327,740	—
Residential mortgage	12,918	731	941	14,590	1,579,786	1,594,376	—
Consumer installment	2,805	275	235	3,315	1,338,748	1,342,063	—
Home equity	3,976	552	1,536	6,064	585,377	591,441	1,169
Total	$43,509	$15,364	$17,389	$76,262	$7,883,507	$7,959,769	$3,692
December 31, 2016
Originated Portfolio:
Commercial	$10,421	$4,842	$3,641	$18,904	$1,882,622	$1,901,526	$11
Commercial real estate	6,551	1,589	5,165	13,305	1,908,494	1,921,799	277
Real estate construction and land development	2,721	499	—	3,220	278,504	281,724	—
Residential mortgage	3,147	62	1,752	4,961	1,470,381	1,475,342	—
Consumer installment	3,991	675	238	4,904	1,277,684	1,282,588	—
Home equity	3,097	893	2,349	6,339	589,083	595,422	995
Total	$29,928	$8,560	$13,145	$51,633	$7,406,768	$7,458,401	$1,283

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following schedules present impaired loans by classes of loans at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
March 31, 2017
Impaired loans with a valuation allowance:
Commercial	$26,201	$29,804	$2,468
Commercial real estate	20,416	25,875	1,251
Real estate construction and land development	164	164	2
Residential mortgage	16,944	16,944	1,162
Consumer installment	799	799	102
Home equity	4,296	4,296	655
Subtotal	68,820	77,882	5,640
Impaired loans with no related valuation allowance:
Commercial	9,028	14,910	—
Commercial real estate	22,791	26,569	—
Real estate construction and land development	79	79	—
Residential mortgage	3,607	3,607	—
Consumer installment	62	62	—
Home equity	512	512	—
Subtotal	36,079	45,739	—
Total impaired loans:
Commercial	35,229	44,714	2,468
Commercial real estate	43,207	52,444	1,251
Real estate construction and land development	243	243	2
Residential mortgage	20,551	20,551	1,162
Consumer installment	861	861	102
Home equity	4,808	4,808	655
Total	$104,899	$123,621	$5,640
December 31, 2016
Impaired loans with a valuation allowance:
Commercial	$28,925	$33,209	$3,128
Commercial real estate	21,318	27,558	2,102
Real estate construction and land development	177	177	4
Residential mortgage	20,864	20,864	3,528
Consumer installment	879	879	240
Home equity	2,577	2,577	390
Subtotal	74,740	85,264	9,392
Impaired loans with no related valuation allowance:
Commercial	7,435	11,153	—
Commercial real estate	20,588	23,535	—
Real estate construction and land development	80	80	—
Residential mortgage	3,252	3,252	—
Home equity	774	774	—
Subtotal	32,129	38,794	—
Total impaired loans:
Commercial	36,360	44,362	3,128
Commercial real estate	41,906	51,093	2,102
Real estate construction and land development	257	257	4
Residential mortgage	24,116	24,116	3,528
Consumer installment	879	879	240
Home equity	3,351	3,351	390
Total	$106,869	$124,058	$9,392

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following schedule presents additional information regarding impaired loans by classes of loans segregated by those requiring a valuation allowance and those not requiring a valuation allowance for the three months ended March 31, 2017 and 2016, and the respective interest income amounts recognized:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status
Impaired loans with a valuation allowance:
Commercial	$25,712	$—	$10,551	$—
Commercial real estate	20,035	—	7,592	—
Real estate construction and land development	161	—	—	—
Residential mortgage	17,398	264	20,988	333
Consumer installment	780	—	—	—
Home equity	4,071	—	—	—
Subtotal	$68,157	$264	$39,131	$333
Impaired loans with no related valuation allowance:
Commercial	$9,297	$255	$31,404	$277
Commercial real estate	23,473	306	45,737	380
Real estate construction and land development	81	2	918	6
Residential mortgage	3,808	—	5,149	—
Consumer installment	215	—	340	—
Home equity	880	—	2,388	—
Subtotal	$37,754	$563	$85,936	$663
Total impaired loans:
Commercial	$35,009	$255	$41,955	$277
Commercial real estate	43,508	306	53,329	380
Real estate construction and land development	242	2	918	6
Residential mortgage	21,206	264	26,137	333
Consumer installment	995	—	340	—
Home equity	4,951	—	2,388	—
Total	$105,911	$827	$125,067	$996
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely.

Impaired loans included $57.1 million and $62.5 million at March 31, 2017 and December 31, 2016, respectively, of accruing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following tables present the recorded investment of loans modified into TDRs during the three months ended March 31, 2017 and 2016 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Pre-modification recorded investment	Post-modification recorded investment
For the three months ended March 31, 2017
Commercial loan portfolio:
Commercial	$50	$1,101	$579	5	$1,739	$1,730
Commercial real estate	447	75	—	3	522	522
Subtotal	497	1,176	579	8	2,261	2,252
Consumer loan portfolio:
Residential mortgage	98	—	—	1	98	98
Consumer installment	10	—	—	2	11	10
Home equity	111	—	—	1	165	111
Subtotal	219	—	—	4	274	219
Total loans	$716	$1,176	$579	12	$2,535	$2,471

For the three months ended March 31, 2016
Commercial loan portfolio:
Commercial	$3,832	$—	$—	7	$3,832	$3,832
Commercial real estate	987	—	—	4	987	987
Subtotal	4,819	—	—	11	4,819	4,819
Consumer loan portfolio:
Residential mortgage	105	—	—	1	105	105
Consumer installment	33	—	—	4	33	33
Home equity	29	37	—	2	66	66
Subtotal	167	37	—	7	204	204
Total loans	$4,986	$37	$—	18	$5,023	$5,023
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following schedule presents the Corporation's TDRs at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Accruing TDRs	Nonaccrual TDRs	Total
March 31, 2017
Commercial loan portfolio	$41,055	$23,842	$64,897
Consumer loan portfolio	16,003	4,100	20,103
Total	$57,058	$27,942	$85,000
December 31, 2016
Commercial loan portfolio	$45,388	$25,397	$70,785
Consumer loan portfolio	17,147	5,134	22,281
Total	$62,535	$30,531	$93,066
The following schedule includes TDRs for which there was a payment default during the three months ended March 31, 2017 and 2016, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(Dollars in thousands)	Number of loans	Principal balance	Number of loans	Principal balance
Commercial loan portfolio:
Commercial	3	$620	—	$—
Commercial real estate	—	—	1	933
Subtotal - Commercial loan portfolio	3	620	1	933
Consumer loan portfolio (residential mortgage)	2	105	1	—
Total	5	$725	2	$933
At March 31, 2017, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2.7 million.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three months ended March 31, 2017 and 2016, and details regarding the balance in the allowance and the recorded investment in loans at March 31, 2017 by impairment evaluation method.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Changes in allowance for loan losses for the three months ended March 31, 2017:
Beginning balance	$51,201	$27,067	$78,268
Provision for loan losses	4,392	(342)	4,050
Charge-offs	(2,691)	(2,883)	(5,574)
Recoveries	1,413	617	2,030
Ending balance	$54,315	$24,459	$78,774
Changes in allowance for loan losses for the three months ended March 31, 2016:
Beginning balance	$47,234	$26,094	$73,328
Provision for loan losses	1,000	500	1,500
Charge-offs	(3,896)	(1,562)	(5,458)
Recoveries	330	618	948
Ending balance	$44,668	$25,650	$70,318
Allowance for loan losses balance at March 31, 2017 attributable to:
Loans individually evaluated for impairment	$3,721	$1,919	$5,640
Loans collectively evaluated for impairment	50,594	22,540	73,134
Loans acquired with deteriorated credit quality	—	—	—
Total	$54,315	$24,459	$78,774
Recorded investment (loan balance) at March 31, 2017:
Loans individually evaluated for impairment	$78,679	$26,220	$104,899
Loans collectively evaluated for impairment	4,353,210	3,501,660	7,854,870
Loans acquired with deteriorated credit quality	3,373,301	1,940,322	5,313,623
Total	$7,805,190	$5,468,202	$13,273,392
The following schedule presents, by loan portfolio segment, details regarding the balance in the allowance and the recorded investment in loans at December 31, 2016 by impairment evaluation method.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Allowance for loan losses balance at December 31, 2016 attributable to:
Loans individually evaluated for impairment	$5,234	$4,158	$9,392
Loans collectively evaluated for impairment	45,967	22,909	68,876
Loans acquired with deteriorated credit quality	—	—	—
Total	$51,201	$27,067	$78,268
Recorded investment (loan balance) at December 31, 2016:
Loans individually evaluated for impairment	$78,523	$28,346	$106,869
Loans collectively evaluated for impairment	4,026,526	3,325,006	7,351,532
Loans acquired with deteriorated credit quality	3,489,163	2,043,215	5,532,378
Total	$7,594,212	$5,396,567	$12,990,779

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 6: Other Real Estate Owned and Repossessed Assets

Changes in other real estate owned and repossessed assets, included in interest receivable and other assets on the consolidated statements of financial position, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2017	$16,812	$375
Other additions (1)	3,119	1,162
Net payments received	(39)	—
Disposals	(3,728)	(1,037)
Write-downs	(269)	—
Balance at March 31, 2017	$15,895	$500

Balance at January 1, 2016	$9,716	$219
Other additions (1)	938	729
Net payments received	(185)	(11)
Disposals	(1,371)	(620)
Write-downs	(167)	—
Balance at March 31, 2016	$8,931	$317

(1)	Includes loans transferred to other real estate owned and other repossessed assets.

At March 31, 2017 the Corporation had $1.2 million of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In addition, there were $5.1 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of March 31, 2017.

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of "Other expense" in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended March 31, 2017
Net gain (loss) on sale	$1,047	$(78)
Write-downs	(269)	—
Net operating expenses	(508)	(3)
Total	$270	$(81)
For the three months ended March 31, 2016
Net gain (loss) on sale	$722	$(8)
Write-downs	(167)	—
Net operating expenses	(153)	(5)
Total	$402	$(13)

Note 7: Goodwill
Goodwill was $1.13 billion for the periods ended March 31, 2017 and December 31, 2016, respectively. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and acquired organizations. The Corporation recorded goodwill in the amount of $846.7 million related to the merger with Talmer completed on August 31, 2016.
Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment review performed as of October 31, 2016 did not indicate that an impairment of goodwill existed. The Corporation

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through March 31, 2017 and that the Corporation's goodwill was not impaired at March 31, 2017.

Note 8: Loan Servicing Rights
Loan servicing rights ("LSRs") are created as a result of selling residential mortgage and commercial real estate loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan, and from acquisitions of other banks that had LSRs. Loans serviced for others are not reported as assets in the Consolidated Statements of Financial Position.
The Corporation elected to account for LSRs acquired related to the merger with Talmer under the fair value measurement method. Prior to January 1, 2017, the Corporation accounted for all other LSRs at the lower of cost or fair value ("Amortized LSRs"). The Company elected as of January 1, 2017 to account for all previously Amortized LSRs under the fair value measurement method. This change in accounting policy resulted in a cumulative adjustment to retained earnings as of January 1, 2017 in the amount of $3.7 million. For further information on this election, refer to Footnote 1, Basis of Presentation and Accounting Policies.
LSRs are established and recorded at the estimated fair value by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The following table represents the activity for LSRs and the related fair value changes:

	For the three months ended March 31, 2017
(Dollars in thousands)	Commercial Real Estate	Mortgage	Total
Fair value, beginning of period	$344	$47,741	$48,085
Transfers based on new accounting policy election	—	15,891	15,891
Additions from loans sold with servicing retained	—	1,753	1,753
Changes in fair value due to:
Reductions from pay-offs, pay downs and run-off	(24)	(582)	(606)
Changes in estimates of fair value (1)	—	(519)	(519)
Fair value, end of period	$320	$64,284	$64,604
Principal balance of loans serviced for others that have servicing capitalized	$50,942	$7,253,396	$7,304,338

(1) Represents estimated LSR value change resulting primarily from market-driven changes in interest rates and prepayments. Included in "Mortgage banking revenue" in the Consolidated Statements of Income.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

During the three months ended March 31, 2016, the Corporation accounted for LSRs using the amortization method. Activity for LSRs and the related valuation allowance for the three months ended March 31, 2016 are as follows:

(Dollars in thousands)	For the three months ended March 31, 2016
Balance at beginning of period	$11,122
Additions	331
Amortization	(975)
Balance at end of period	$10,478

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of March 31, 2017 and December 31, 2016.

Mortgage
As of March 31, 2017
Prepayment speed	0.0 - 36.6%
Weighted average (“WA”) discount rate	10.1%
Cost to service/per year	$65
Ancillary income/per year	$31
WA float range	0.98%
As of December 31, 2016
Prepayment speed	0.0 - 99.8%
WA discount rate	10.1%
Cost to service/per year	$65-$90
Ancillary income/per year	$28
WA float range	1.0%

The Corporation realized total loan servicing fee income, included in "Mortgage banking revenue" in the Consolidated Statements of Income, of $4.5 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

Note 9: Other Intangible Assets
The following table shows the net carrying value of the Corporation’s other intangible assets:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Core deposit intangible assets	$38,723	$40,211
Non-compete intangible assets	125	—
Total other intangible assets	$38,848	$40,211
The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Gross original amount	$59,143	$59,143
Accumulated amortization	20,420	18,932
Net carrying amount	$38,723	$40,211
Amortization expense recognized on core deposit intangible assets was $1.5 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The estimated future amortization expense on core deposit intangible assets for periods ending after March 31, 2017 is as follows: 2017 — $4.5 million; 2018 — $5.7 million; 2019 — $5.4 million; 2020 — $4.9 million; 2021 — $4.5 million; 2022 and thereafter — $13.8 million.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 10: Derivative Instruments and Balance Sheet Offsetting

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

The Corporation additionally has written and purchased option derivatives consisting of instruments to facilitate an equity-linked time deposit product (the "Power Equity CD"). The Power Equity CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the Consolidated Statements of Financial Position.

The following table presents the notional amount and fair value of the Corporation’s derivative instruments held or issued in connection with customer-initiated and mortgage banking activities.

	March 31, 2017			December 31, 2016
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	$837,903	$6,377	$6,342	$600,598	$4,406	$4,141
Forward contracts related to mortgage loans to be delivered for sale	121,008	—	342	140,155	635	—
Interest rate lock commitments	96,764	2,178	—	76,034	956	—
Power Equity CD	37,635	2,234	2,234	36,807	2,218	2,218
Total gross derivatives	$1,093,310	$10,789	$8,918	$853,594	$8,215	$6,359

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Position.

(2)
Derivative assets are included within "Other assets" and derivative liabilities are included within "Other liabilities" on the Consolidated Statements of Financial Position. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $138 thousand at March 31, 2017 and $99 thousand at December 31, 2016.

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in "Mortgage banking revenue" in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		Three Months Ended March 31,
(Dollars in thousands)	Location of Gain (Loss)	2017	2016
Forward contracts related to mortgage loans to be delivered for sale	Mortgage banking revenue	$(977)	$(233)
Interest rate lock commitments	Mortgage banking revenue	1,223	161
Customer-initiated derivatives	Other noninterest income	(231)	—
Total gain (loss) recognized in income		$15	$(72)

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial position	Financial instruments	Collateral (received)/posted	Net Amount
March 31, 2017
Offsetting derivative assets
Derivative assets	$6,355	$—	$6,355	$—	$(450)	$5,905
Offsetting derivative liabilities
Derivative liabilities	6,342	—	6,342	—	7,506	(1,164)
December 31, 2016
Offsetting derivative assets
Derivative assets	$4,405	$—	$4,405	$—	$—	$4,405
Offsetting derivative liabilities
Derivative liabilities	4,141	—	4,141	—	2,550	1,591

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 11: Commitments, Contingencies and Guarantees
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
At March 31, 2017 and December 31, 2016, the Corporation had $118.4 million and $118.9 million, respectively, of outstanding financial and performance standby letters of credit. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at March 31, 2017 and December 31, 2016.
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may not require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, accounts receivable, inventory, plant or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally not collateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Corporation is committed. At March 31, 2017 and December 31, 2016, the Corporation had $2.65 billion and $2.70 billion, respectively, of commitments to extend credit. The Corporation had undisbursed loan commitments of $565.6 million and $578.2 million at March 31, 2017 and December 31, 2016, respectively. Undisbursed loan commitments are not included in loans on the Consolidated Statements of Financial Position. The majority of undisbursed loan commitments will be funded and convert to a portfolio loan within a one year period.
The allowance for credit losses on lending-related commitments included $1.0 million and $1.3 million at March 31, 2017 and December 31, 2016, respectively, for probable credit losses inherent in the Corporation's unused commitments and was recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Contingencies and Guarantees
The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by Talmer, for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $15.4 million and $16.9 million at March 31, 2017 and December 31, 2016, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $14.8 million and $16.1 million at March 31, 2017 and December 31, 2016, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At both March 31, 2017 and December 31, 2016, the Corporation had recorded a liability of $200 thousand in connection with the recourse agreements, recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Representations and Warranties
In connection with the Corporation's mortgage banking loan sales, and the historical sales of Talmer, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At March 31, 2017 and December 31, 2016, respectively, the liability recorded in connection with these representations and warranties totaled $5.7 million and $6.5 million, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

A summary of the reserve for unfunded commitments of the Corporation is as follows:

	For the three months ended March 31,
(Dollars in thousands)	2017	2016
Reserve balance at beginning of period	$6,459	$4,048
Reserve reduction	(770)	(150)
Charge-offs	—	(73)
Ending reserve balance	$5,689	$3,825

(Dollars in thousands)	March 31, 2017	December 31, 2016
Reserve balance
Liability for specific claims	529	730
General allowance	5,160	5,729
Total reserve balance	$5,689	$6,459

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 12: Borrowings
A summary of the Corporation's short- and long-term borrowings follows:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Securities sold under agreements to repurchase with customers:
Securities sold under agreements to repurchase with customers	$398,910	0.18%	$343,047	0.16%
Short-term borrowings:
FHLB advances: 0.66% - 0.89% fixed-rate notes	900,000	0.79	825,000	0.65
Long-term borrowings:
FHLB advances: 0.92% - 7.44% fixed-rate notes due 2017 to 2020(2)	386,417	2.11	438,538	1.24
Securities sold under agreements to repurchase: 1.48% - 2.75% fixed-rate notes due in 2017(3)	9,093	1.29	19,144	3.17
Line-of-credit: floating-rate based on one-month LIBOR plus 1.75%	79,783	2.53	124,625	2.52
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035(4)	11,320	3.30	11,285	3.14
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 3.25% due in 2032(5)	4,263	4.40	4,255	4.25
Total long-term borrowings	490,876	2.21	597,847	1.63
Total borrowings	$1,789,786	1.04%	$1,765,894	0.89%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The March 31, 2017 balances include advances payable of $385.9 million and purchase accounting premiums of $0.6 million. The December 31, 2016 balance includes advances payable of $437.8 million and purchase accounting premiums of $0.7 million.

(3)
The March 31, 2017 balance includes advances payable of $9.0 million and purchase accounting premiums of $0.1 million. The December 31, 2016 balance includes advance payable of $19.0 million and purchase accounting premiums of $0.1 million.

(4)
The March 31, 2017 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.7 million. The December 31, 2016 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.7 million.

(5)
The March 31, 2017 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million. The December 31, 2016 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million.

Chemical Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by commercial and residential mortgage loans totaling $5.17 billion as of March 31, 2017. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $53.2 million at March 31, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Securities sold under agreements to repurchase are with an unaffiliated financial institution and are secured by available for-sale-securities. The Corporation's securities sold under agreements to repurchase do not qualify as sales for accounting purposes. The remaining contractual maturity, excluding purchase accounting adjustments, of long-term securities under agreement to repurchase, is as follows:

	March 31, 2017
	Remaining Contractual Maturities of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase	$—	$—	$—	$9,000	$9,000
Total borrowings	$—	$—	$—	$9,000	$9,000
Amounts related to securities sold under agreements to repurchase not included in offsetting disclosure in Footnote 10					$9,000
The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at March 31, 2017.
Note 13: Income Taxes

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
A reconciliation of expected income tax expense at the federal statutory income tax rate and the amounts recorded in the Consolidated Financial Statements were as follows:

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate
Tax at statutory rate	$20,951	35.0%	$11,677	35.0%
Changes resulting from:
Tax-exempt interest income	(1,757)	(2.9)	(1,139)	(3.4)
State taxes, net of federal benefit	212	0.4	—	—
Change in valuation allowance	11	—	—	—
Bank-owned life insurance adjustments	(344)	(0.6)	(68)	(0.2)
Income tax credits, net	(695)	(1.2)	(797)	(2.4)
Tax benefits in excess of compensation costs on share-based payments	(6,134)	(10.2)	(343)	(1.0)
Other, net	13	—	427	1.2
Income tax expense	$12,257	20.5%	$9,757	29.2%
Note 14: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three-month periods ended March 31, 2017 and 2016, share-based compensation expense related to share-based awards totaled $3.8 million and $0.8 million, respectively. During the three months ended March 31, 2017 and 2016, excess tax benefit realized from shared-based compensation transactions was $6.1 million and $0.3 million, respectively.
During the three-month period ended March 31, 2017, the Corporation granted options to purchase 126,695 shares of common stock, 159,462 restricted stock units and 13,300 shares of common stock to certain officers of the Corporation.
On April 20, 2015, the shareholders of the Corporation approved the Stock Incentive Plan of 2015, which provides for 1,300,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

of shares available for future grant under prior share-based compensation plans. At March 31, 2017, there were 287,348 shares of common stock available for future grants under the Stock Incentive Plan of 2015.
On April 26, 2017, the shareholders of the Corporation approved the Stock Incentive Plan of 2017, which provides for 1,750,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans.
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
A summary of activity for the Corporation’s stock options as of and for the three months ended March 31, 2017 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2016	407,939	$32.81	$6.15	2,453,395	$21.41
Granted	126,695	53.72	10.05	126,695	53.72
Exercised	—	—	—	(1,210,264)	15.92
Vested	(81,584)	32.81	6.15	—	—
Forfeited/expired	(3,940)	32.81	6.15	(3,940)	32.81
Outstanding at March 31, 2017	449,110	$38.71	$7.25	1,365,886	$29.24
Exercisable/vested at March 31, 2017				916,776	$24.60
The weighted-average remaining contractual terms were 6.9 years for all outstanding stock options and 5.7 years for exercisable stock options at March 31, 2017. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $29.0 million and $24.3 million, respectively, at March 31, 2017. The aggregate intrinsic values of outstanding and exercisable options at March 31, 2017 were calculated based on the closing market price of the Corporation’s common stock on March 31, 2017 of $51.15 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, are not included in the aggregate intrinsic value reported. The total intrinsic value of stock options for the three months ended March 31, 2016 was $11.0 million.
Total cash received from options exercises during the three months ended March 31, 2017 and 2016 was $906 thousand and $498 thousand, respectively, resulting in the issuance of 496 thousand shares and 37 thousand shares, respectively.
At March 31, 2017, unrecognized compensation expense related to stock options totaled $3.2 million and is expected to be recognized over a remaining weighted average period of 4.3 years.
The fair value of the stock options granted during the three months ended March 31, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.32%
Risk-free interest rate	2.06%
Expected stock price volatility	26.9%
Expected life of options – in years	6.0
Weighted average fair value of options granted	$10.05
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected life of the options granted. Expected stock volatility was based on historical volatility of the Corporation's common stock over the expected

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

life of the option. The expected life of the options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, including option exercise behavior.
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
A summary of the activity for restricted stock units as of and for the three months ended March 31, 2017 is presented below:

	Number of Units	Weighted-average grant date fair value per unit
Outstanding at December 31, 2016	298,357	$32.81
Granted	159,462	52.11
Converted into shares of common stock	(40,141)	26.86
Forfeited/expired	(316)	32.81
Outstanding at March 31, 2017	417,362	$40.76
At March 31, 2017, unrecognized compensation expense related to restricted stock units totaled $13.4 million and is expected to be recognized over a remaining weighted average period of 3.3 years.
Restricted Stock Awards
The Corporation assumed restricted stock awards in the merger with Talmer that vest upon completion of future service requirements. The fair value of these awards is equal to the market price of the Corporation's common stock at the date the awards were assumed with the portion of the fair value related to post-combination service. The Corporation recognizes stock-based compensation expense over the vesting period, using the straight-lined method, based upon the number of shares of restricted stock ultimately expected to vest. If an individual awarded restricted stock awards terminates employment prior to the end of the vesting period, the unvested portion of the stock is forfeited, with certain exceptions.
The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Number of Awards	Weighted-average acquisition-date fair value
Nonvested at January 1, 2017	365,891	$46.23
Vested	(61,049)	46.23
Forfeited	(1,524)	46.23
Nonvested at March 31, 2017	303,318	$46.23
At March 31, 2017, unrecognized compensation expense related to nonvested restricted stock awards totaled $4.8 million and is expected to be recognized over a remaining weighted average period of 1.1 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 15: Pension and Other Postretirement Benefit Plans
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

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Defined Benefit Pension Plans
Service cost	$233	$277
Interest cost	1,302	1,358
Expected return on plan assets	(2,217)	(2,141)
Amortization of unrecognized net loss	578	572
Net periodic benefit cost (income)	$(104)	$66
Postretirement Benefit Plan
Service cost	$1	$2
Interest cost	24	33
Amortization of prior service cost	—	29
Amortization of unrecognized net gain	(41)	(24)
Net periodic benefit cost (income)	$(16)	$40
The Corporation did not make a contribution to the pension plan during the three months ended March 31, 2017 or 2016. The discount rate used to compute the Corporation's pension plan expense for 2017 is 4.2%. The discount rate used to compute the Corporation's nonqualified pension plan for 2017 is 3.6%.
401(k) Savings Plan
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4.0% of eligible pay contribution to employees who are not grandfathered under the pension plan was $2.5 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. The Corporation's base compensation match equals 50.0% of the participants' elective deferrals on the first 4.0% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code.
Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit pension plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all of the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made by the Corporation to the Pentegra DB Plan for the three months ended March 31, 2017 and 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 16: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of March 31, 2017, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from the bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of the bank prior to making any cash dividend decisions.
The Corporation and Chemical Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Management believes as of March 31, 2017, the Corporation and Chemical Bank met all capital adequacy requirements to which they are subject.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets of the Corporation and Chemical Bank totaled $13.62 billion and $13.58 billion at March 31, 2017, respectively, compared to $13.42 billion and $13.36 billion at December 31, 2016, respectively.

Effective January 1, 2015, the Company adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016. The capital conservation buffer for 2017 is 1.25% and was 0.625% for 2016. The Corporation has elected to opt-out of including capital in accumulated other comprehensive income in common equity tier 1 capital.
At March 31, 2017 and December 31, 2016, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since that notification that management believes have changed the institutions' category.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Capital Adequacy Purposes Plus Capital Conservation Buffer		Required to be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2017
Total Capital to Risk-Weighted Assets
Corporation	$1,547,145	11.4%	$1,089,998	8.0%	$1,260,310	9.3%	N/A	N/A
Chemical Bank	1,581,814	11.7	1,086,008	8.0	1,255,696	9.3	$1,357,510	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,445,929	10.6	817,498	6.0	987,810	7.3	N/A	N/A
Chemical Bank	1,496,181	11.0	814,506	6.0	984,195	7.3	1,086,008	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	1,445,929	10.6	613,124	4.5	783,436	5.8	N/A	N/A
Chemical Bank	1,496,181	11.0	610,879	4.5	780,568	5.8	882,381	6.5
Leverage Ratio
Corporation	1,445,929	8.9	651,811	4.0	651,811	4.0	N/A	N/A
Chemical Bank	1,496,181	9.2	650,356	4.0	650,356	4.0	812,945	5.0
December 31, 2016
Total Capital to Risk-Weighted Assets
Corporation	$1,543,018	11.5%	$1,073,431	8.0%	$1,157,293	8.6%	N/A	N/A
Chemical Bank	1,608,980	12.0	1,068,560	8.0	1,152,041	8.6	$1,335,700	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,441,209	10.7	805,073	6.0	888,935	6.6	N/A	N/A
Chemical Bank	1,522,711	11.4	801,420	6.0	884,901	6.6	1,068,560	8.0
Common Equity Tier 1 Capital to Risk-Weighted Asset
Corporation	1,441,209	10.7	603,805	4.5	687,667	5.1	N/A	N/A
Chemical Bank	1,522,711	11.4	601,065	4.5	684,546	5.1	868,205	6.5
Leverage Ratio
Corporation	1,441,209	9.0	643,603	4.0	643,603	4.0	N/A	N/A
Chemical Bank	1,522,711	9.5	641,457	4.0	641,457	4.0	801,822	5.0
On April 26, 2017, a cash dividend on the Corporation's common stock of $0.27 per share was declared. The dividend will be paid on June 16, 2017 to shareholders of record as of June 2, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 17: Earnings Per Common Share
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

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Net income	$47,604	$23,605
Net income allocated to participating securities	226	—
Net income allocated to common shareholders (1)	$47,378	$23,605
Weighted average common shares - issued	70,969	38,198
Average unvested restricted share awards	(341)	—
Weighted average common shares outstanding - basic	70,628	38,198
Effect of dilutive securities
Weighted average common stock equivalents	787	323
Weighted average common shares outstanding - diluted	71,415	38,521
EPS available to common shareholders
Basic earnings per common share	$0.67	$0.61
Diluted earnings per common share	$0.67	$0.60

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For effect of dilutive securities, the assumed average stock valuation is $51.81 per share and $33.29 per share for the three months ended March 31, 2017 and 2016, respectively.
The average number of exercisable employee stock options outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled zero and 121,050 for the three months ended March 31, 2017 and 2016, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017

Note 18: Accumulated Other Comprehensive Loss
The following table summarizes the changes within each component of accumulated other comprehensive income (loss), net of related tax benefit/expense for the three months ended March 31, 2017, and 2016:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax	Defined Benefit Pension Plans	Total
For the three months ended March 31, 2017
Beginning balance	$(14,142)	$(25,894)	$(40,036)
Other comprehensive income before reclassifications	1,780	—	1,780
Amounts reclassified from accumulated other comprehensive income	(58)	349	291
Net current period other comprehensive income	1,722	349	2,071
Ending balance	$(12,420)	$(25,545)	$(37,965)
For the three months ended March 31, 2016
Beginning balance	$(1,888)	$(27,144)	$(29,032)
Other comprehensive income before reclassifications	2,729	—	2,729
Amounts reclassified from accumulated other comprehensive income	(12)	(375)	(387)
Net current period other comprehensive income (loss)	2,717	(375)	2,342
Ending balance	$829	$(27,519)	$(26,690)

The following table summarizes the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2017, and 2016:

(Dollars in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Income Statement
	Three Months Ended March 31,
	2017	2016
Gains and losses on available-for-sale securities	$90	$19	Gain on sale of investment securities (noninterest income)
	(32)	(7)	Income tax (expense)/benefit
	$58	$12	Net Income
Amortization of defined benefit pension plan items	$537	$577	Salaries, wages and employee benefits (operating expenses)
	(188)	(202)	Income tax (expense)/benefit
	$349	$375	Net Income

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation ("Corporation") during the periods included in the consolidated financial statements included in this report.
The Corporation is headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and is incorporated in the State of Michigan. At March 31, 2017, the Corporation's consolidated total assets, loans, deposits and shareholders' equity were $17.64 billion, $13.27 billion, $13.13 billion and $2.60 billion, respectively.

The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company ("CBT") pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT's name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 25 community banks and 36 other branch bank offices through March 31, 2017. The Corporation's most recent transactions include the merger with Talmer Bancorp, Inc. ("Talmer") during the third quarter of 2016, and the acquisitions of Lake Michigan Financial Corporation ("Lake Michigan") and Monarch Community Bancorp, Inc. ("Monarch") during the second quarter of 2015.

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

The Corporation's significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, and the more significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to the Corporation's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.
Mergers and Branch Closings
Merger with Talmer Bancorp, Inc.
On August 31, 2016, the Corporation acquired all the outstanding stock of Talmer for total consideration of $1.61 billion, which included stock consideration of $1.50 billion and cash consideration of $107.6 million. As a result of the merger, the Corporation issued 32.1 million shares of its common stock, based on an exchange ratio of 0.4725 shares of its common stock, and paid $1.61 in cash, for each share of Talmer common stock outstanding. Talmer Bank and Trust, Talmer's wholly-owned subsidiary bank, was consolidated with and into Chemical Bank during the fourth quarter of 2016. The acquisition of Talmer resulted in increases in the Corporation's total assets of $7.71 billion, including increases in total loans of $4.88 billion and total deposits of $5.29 billion. In connection with the merger with Talmer, the Corporation recorded $846.7 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Talmer. Additionally, the Corporation recorded $19.1 million of core deposit intangible assets in conjunction with the merger.
Branch Closings
On April 15, 2016, the Corporation closed eleven branch locations which were identified as having a small core deposit base and/or were in close proximity to other Chemical Bank branch locations.
In conjunction with the consolidation of Talmer Bank and Trust with and into Chemical Bank during the fourth quarter of 2016, the Corporation closed seven branches in communities where Talmer Bank and Trust and Chemical Bank had overlapping branches.
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
On April 26, 2017, the Corporation announced that 16 branches within Michigan will be closed or consolidated prior to the end of the year.
Branch Sales
On October 28, 2016, Talmer Bank and Trust completed its sale of its single branch office in Chicago, Illinois to Old Second National Bank, a wholly owned subsidiary of Old Second Bancorp, Inc. Old Second Bank assumed approximately $48.9 million of deposits and purchased approximately $233.6 million of loans and paid a $6.5 million premium in the transaction.

On November 4, 2016, Talmer Bank and Trust completed the sale of its single branch office in Las Vegas, Nevada to First Savings Bank. First Savings Bank assumed approximately $88.1 million of deposits and purchased approximately $0.1 million of loans and paid a $1.0 million premium in the transaction.
Accounting Standards Updates
See Note 1 to the Consolidated Financial Statements included in this report for details of the accounting policy election made by the Corporation during the three months ended March 31, 2017. See the following section for a description of pronouncements that have been released but are not adopted by the Corporation.
Pending Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ("ASU 2016-08"), which further clarifies ASU 2014-09 by providing implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, ("ASU 2016-10"), which provides additional clarification of ASU 2014-09 by amending guidance related to the identification of performance obligations and licensing implementation. ASU 2016-08 and ASU 2016-10 do not change the core principal of ASU 2014-09, but are intended to improve the operations and understanding of principal versus agent considerations, performance obligation identification and licensing implementation. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, which include collectibility, presentation of sales taxes and other taxes collected from customers, noncash consideration and transition technical corrections. In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of the revenue recognition guidance related to nonfinancial asset recognition (ASC 610-20) and applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date ("ASU 2015-14"), which provides a one year deferral to the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. As such, the Corporation will adopt ASU 2014-09 as of January 1, 2018. Under the provision, the Corporation will have the option to adopt the guidance using either a full retrospective method or a modified transition approach.  The Corporation is currently evaluating the provisions of ASU 2014-09 on the Corporation's consolidated financial condition and results of operations.
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
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.
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

Goodwill Impairment Measurement

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment ("ASU 2017-04"). The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Subsequent to adoption of ASU 2017-04, goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance largely remains unchanged. ASU 2017-04 will be applied prospectively, and is effective for public business entities for annual and interim goodwill impairment tests beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Pension and Other Post Retirement Benefit Plans

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965) - Employee Benefit Plan Master Trust Reporting ("ASU 2017-06"). This update clarifies the reporting requirements by an employee benefit plan for its interest in a master trust and removes redundancy relating to 401(h) account disclosures. The new guidance requires a plan's interest in a master trust to be presented in separate line items in the statement of net assets available and in the statement of changes in net assets available. The amendment removes the requirement to disclose the percentage interest in the master trust, and instead requires disclosure of the dollar amount of interest in each investment type. ASU 2017-06 is effective for fiscal years beginning after December 15, 2018, and will be applied retrospectively to each period where financial statements are presented. As such, the Corporation will adopt ASU 2017-06 as of January 1, 2019. The Corporation is currently evaluating the provisions of ASU 2017-06.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 improves the income statement presentation of net periodic benefit cost for an entity's pension and postretirement plans. The new standard requires employers to disaggregate current-service-costs from other components of net benefit cost and present it with other compensation costs in the income statement, and outside of income from operations if presented. The amendment also allows only the service-cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption allowed within the first interim period. The Corporation will adopt ASU 2017-07 as of January 1, 2018. Under the provision, entities must use a retrospective transition method to adopt the separate income statement presentation of the service costs and other components, and a prospective transition method for the capitalization of the service-cost component. The adoption of ASU 2017-07 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Investment Securities

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"), which shortens the amortization period for certain callable debt securities that are held at a premium. The update requires entities to amortize premium at the earliest call date, which will eliminate the recognition of a loss into earnings. Debt securities held at a discount will continue to be amortized as a yield adjustment over the life of the instrument. ASU 2017-08 requires a modified retrospective transition approach as an adjustment directly to retained earnings as of the beginning of the adoption period. ASU 2017-08 will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted for any interim or annual period. The adoption of ASU 2017-08 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

Summary
The Corporation's net income was $47.6 million, or $0.67 per diluted share, in the first quarter of 2017, compared to net income of $47.2 million, or $0.66 per diluted share, in the fourth quarter of 2016 and net income of $23.6 million, or $0.60 per diluted share, in the first quarter of 2016. Net income included merger and acquisition-related expenses ("transaction expenses") of $4.2 million in the first quarter of 2017, $18.0 million in the fourth quarter of 2016 and $2.6 million in the first quarter of 2016. Net income in the first quarter of 2017 additionally included a $0.5 million detriment to earnings due to the change in fair value in loan servicing rights, compared to the benefit received from the change in fair value in loan servicing rights of $6.3 million and net gain on the sale of branches of $7.4 million in the fourth quarter of 2016. Excluding transaction expenses, net gain on sale of branches and the change in the fair value of loan servicing rights ("significant items"), net income was $50.7 million, or $0.71 per diluted share, in the first quarter of 2017, compared to $49.9 million, or $0.70 per diluted share, in the fourth quarter of 2016 and $25.3 million, or $0.65 per diluted share, in the first quarter of 2016.(1)
Return on average assets was 1.09% in both the first quarter of 2017 and the fourth quarter of 2016, compared to 1.02% in the first quarter of 2016. Return on average equity was 7.4% in both the first quarter of 2017 and the fourth quarter of 2016, compared to 9.3% in the first quarter of 2016. Excluding significant items, the Corporation's return on average assets was 1.16% in both the first quarter of 2017 and the fourth quarter of 2016, compared to 1.09% in the first quarter of 2016 and the Corporation's return on average shareholders' equity was 7.8% in both the first quarter of 2017 and the fourth quarter of 2016, compared to 9.9% in the first quarter of 2016. (1)
(1) Net income, excluding significant items, diluted earnings per share, excluding significant items, return on average assets, excluding significant items, and return on average shareholders' equity, excluding significant items, are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.

Chemical Financial Corporation
Selected Quarterly Information
(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016	March 31, 2016
Summary of Operations
Interest income	$142,896	$144,416	$79,464
Interest expense	12,799	11,969	5,134
Net interest income	130,097	132,447	74,330
Provision for loan losses	4,050	6,272	1,500
Net interest income after provision for loan losses	126,047	126,175	72,830
Noninterest income	38,010	54,264	19,419
Operating expenses, excluding transaction expenses (non-GAAP)	100,029	96,286	56,293
Transaction expenses	4,167	18,016	2,594
Income before income taxes	59,861	66,137	33,362
Income tax expense	12,257	18,969	9,757
Net income	$47,604	$47,168	$23,605
Significant items, net of tax	3,046	2,781	1,686
Net income, excluding significant items(1)	$50,650	$49,949	$25,291

Per Common Share Data
Net income:
Basic	$0.67	$0.67	$0.61
Diluted	0.67	0.66	0.60
Diluted, excluding significant items (non-GAAP)(1)	0.71	0.70	0.65
Cash dividends declared	0.27	0.27	0.26
Book value - period-end	36.56	36.57	26.99
Tangible book value - period-end(1)	20.32	20.20	19.20
Market value - period-end	51.15	54.17	35.69

Key Ratios (annualized where applicable)
Net interest margin (GAAP)	3.41%	3.48%	3.50%
Net interest margin (taxable equivalent basis) (non-GAAP)(2)	3.49%	3.56%	3.60%
Efficiency ratio (GAAP)	62.0%	61.2%	62.8%
Efficiency ratio - adjusted (non-GAAP)(1)	57.4%	53.7%	57.6%
Return on average assets	1.09%	1.09%	1.02%
Return on average shareholders' equity	7.4%	7.4%	9.3%
Average shareholders' equity as a percent of average assets	14.8%	14.9%	11.0%
Capital ratios (period end):
Tangible shareholders' equity as a percent of tangible assets(1)	8.8%	8.8%	8.2%
Total risk-based capital ratio	11.4%	11.5%	11.5%
(1) Net income, excluding significant items, diluted earnings per share, excluding significant items, tangible book value, adjusted efficiency ratio, and tangible equity to tangible assets are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.
(2)Net interest margin (FTE) is a non-GAAP financial measure. Please refer to the section entitled "Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates" included within this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measure.

Non-GAAP Financial Measures
This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible book value per share, tangible equity to tangible assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding significant items , including net income, diluted earnings per share, return on average assets, return on average shareholders' equity, operating expenses and the efficiency ratio. Management believes these non-GAAP financial measures provide useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to the Corporation's GAAP results.
A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found under the subheading "Average Balances, Fully Taxable Equivalent (FTE) Interest and Effective Yields and Rates" of this report.

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016	March 31, 2016
Reconciliation of Non-GAAP Operating Results
Net Income
Net income, as reported	$47,604	$47,168	$23,605
Transaction expenses	4,167	18,016	2,594
Gain on sales of branch offices	—	(7,391)	—
Loan servicing rights change in fair value	519	(6,348)	—
Significant items	4,686	4,277	2,594
Income tax benefit (1)	(1,640)	(1,496)	(908)
Significant items, net of tax	3,046	2,781	1,686
Net income, excluding significant items	$50,650	$49,949	$25,291
Diluted Earnings Per Share
Diluted earnings per share, as reported	$0.67	$0.66	$0.60
Effect of significant items, net of tax	0.04	0.04	0.05
Diluted earnings per share, excluding significant items	$0.71	$0.70	$0.65
Return on Average Assets
Return on average assets, as reported	1.09%	1.09%	1.02%
Effect of significant items, net of tax	0.07	0.07	0.07
Return on average assets, excluding significant items	1.16%	1.16%	1.09%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	7.4%	7.4%	9.3%
Effect of significant items, net of tax	0.4	0.4	0.6
Return on average shareholders' equity, excluding significant items	7.8%	7.8%	9.9%
Efficiency Ratio
Net interest income	$130,097	$132,447	$74,330
Noninterest income	38,010	54,264	19,419
Total revenue - GAAP	168,107	186,711	93,749
Net interest income FTE adjustment	3,068	2,945	2,133
Loan servicing rights change in fair value (gains) losses	519	(6,348)	—
Gains on sale of branch offices	—	(7,391)	—
Gains from sale of investment securities and closed branch locations	(90)	(76)	(169)
Total revenue - Non-GAAP	$171,604	$175,841	$95,713
Operating expenses - GAAP	$104,196	$114,302	$58,887
Transaction expenses	(4,167)	(18,016)	(2,594)
Amortization of intangibles	(1,513)	(1,843)	(1,194)
Operating expenses - Non-GAAP	$98,516	$94,443	$55,099
Efficiency ratio - GAAP	62.0%	61.2%	62.8%
Efficiency ratio - adjusted Non-GAAP	57.4%	53.7%	57.6%
(1) Assumes transaction expenses are deductible at an income tax rate of 35%, except for the impact of estimated nondeductible expenses incurred in periods when the Corporation completes merger and acquisition transactions.

(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016	March 31, 2016
Tangible Book Value
Shareholders' equity, as reported	$2,600,051	$2,581,526	$1,032,291
Goodwill, CDI and noncompete agreements, net of tax	(1,154,915)	(1,155,617)	(297,821)
Tangible shareholders' equity	$1,445,136	$1,425,909	$734,470
Common shares outstanding	71,118	70,599	38,248
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$36.56	$36.57	$26.99
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$20.32	$20.20	$19.20
Tangible Shareholders' Equity to Tangible Assets
Total assets	$17,636,973	$17,355,179	$9,303,632
Goodwill, CDI and noncompete agreements, net of tax	(1,154,915)	(1,155,617)	(297,821)
Tangible assets	$16,482,058	$16,199,562	$9,005,811
Shareholders' equity to total assets	14.7%	14.9%	11.1%
Tangible shareholders' equity to tangible assets	8.8%	8.8%	8.2%
Financial Condition
Total Assets
Total assets were $17.64 billion at March 31, 2017, an increase of $281.8 million, or 1.6%, from total assets of $17.36 billion at December 31, 2016. The increase in total assets during the three months ended March 31, 2017 was primarily attributable to loan growth that was funded by a combination of organic growth in customer deposits and an increase in FHLB advances.
Interest-earning assets were $15.62 billion at March 31, 2017, an increase of $350.3 million, or 2.3%, from interest-earning assets of $15.26 billion at December 31, 2016.
Average assets were $17.47 billion during the three months ended March 31, 2017, an increase of $209.4 million, or 1.2%, from average assets of $17.26 billion during the three months ended December 31, 2016. The increase in average assets during the three months ended March 31, 2017, was attributable to net loan growth.

Investment Securities
The following tables summarize the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at March 31, 2017 and December 31, 2016.

	Maturity as of March 31, 2017(1)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(2)		Total Fair Value
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
Available-for-Sale:
U.S. Treasury securities	$5,793	0.95%	$—	—%	$—	—%	$—	—%	$5,793	0.95%	$5,793
Government sponsored agencies	73,714	1.24	80,678	1.57	63,629	1.84	6,318	2.07	224,339	1.55	224,339
State and political subdivisions	11,631	2.59	72,232	2.06	117,659	2.43	98,887	2.96	300,409	2.52	300,409
Residential mortgage-backed securities	52,257	1.54	137,778	1.60	43,718	2.09	22,791	2.28	256,544	1.73	256,544
Collateralized mortgage obligations	92,391	2.18	185,020	2.24	77,324	2.35	12,586	2.40	367,321	2.25	367,321
Corporate bonds	10,898	1.50	48,998	1.89	29,357	3.66	—	—	89,253	2.42	89,253
Preferred stock and trust preferred securities	—	—	—	—	8,561	3.08	23,626	2.86	32,187	2.92	32,187
Total investment securities available-for-sale	246,684	1.72	524,706	1.91	340,248	2.38	164,208	2.77	1,275,846	2.11	1,275,846
Held-to-Maturity:
State and political subdivisions	70,242	3.41	271,055	3.65	146,712	3.65	158,683	4.04	646,692	3.72	639,450
Trust preferred securities	—	—	—	—	—	—	500	4.00	500	4.00	350
Total investment securities held-to-maturity	70,242	3.41	271,055	3.65	146,712	3.65	159,183	4.04	647,192	3.72	639,800
Total investment securities	$316,926	2.10%	$795,761	2.50%	$486,960	2.76%	$323,391	3.40%	$1,923,038	2.65%	$1,915,646

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
(3)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at March 31, 2017. Approximately 14% of the Corporation's investment securities at March 31, 2017 were variable-rate financial instruments.

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

The Corporation utilizes third-party pricing services to obtain market value prices for its investment security portfolio. On a quarterly basis, the Corporation validates the reasonableness of prices received from third-party pricing services through independent price verification on a sample of investment securities in the portfolio, data integrity validation based upon comparison of current market prices to prior period market prices and analysis of overall expectations of movement in market prices based upon the changes in the related yield curves and other market factors. On a quarterly basis, the Corporation reviews the pricing methodology of the third-party pricing vendors and the results of the vendors' internal control assessments to ensure the integrity of the process that the vendor uses to develop market pricing for the Corporation's investment securities portfolio.
The carrying value of investment securities totaled $1.92 billion at March 31, 2017, an increase of $64.6 million, or 3.5%, from investment securities of $1.86 billion at December 31, 2016.
The Corporation's investment securities portfolio as of March 31, 2017 had a weighted average life of approximately 4.2 years and an effective duration of approximately 2.6 years.

The following table summarizes the carrying value of investment securities at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Available-for-sale:
U.S. Treasury securities	$5,793	$5,793
Government sponsored agencies	224,339	215,011
State and political subdivisions	300,409	300,088
Residential mortgage-backed securities	256,544	272,282
Collateralized mortgage obligations	367,321	320,025
Corporate bonds	89,253	89,474
Preferred stock and trust preferred securities	32,187	32,291
Total investment securities available-for-sale	1,275,846	1,234,964
Held-to-maturity:
State and political subdivisions	646,692	622,927
Trust preferred securities	500	500
Total investment securities held-to-maturity	647,192	623,427
Total investment securities	$1,923,038	$1,858,391
At March 31, 2017, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt instruments issued by the U.S. Department of Treasury, totaling $5.8 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and the Student Loan Marketing Corporation, totaling $224.3 million; state and political subdivisions debt obligations, comprised of general debt obligations of issuers mostly located in the State of Michigan, totaling $947.1 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $256.5 million; collateralized mortgage obligations (CMOs), comprised of approximately 89.0% fixed-rate and 11.0% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, with average maturities of less than three years, totaling $367.3 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $89.3 million; and preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both a publicly-traded bank holding company and a small non-public bank holding company, totaling $32.7 million. Fixed-rate instruments comprised approximately 86.0% of the Corporation's investment securities portfolio at March 31, 2017.
The Corporation records all investment securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities (ASC 320), under which the Corporation is required to access equity and debt securities that have fair values below their amortized cost basis to determine whether the decline (impairment) is other-than-temporary. An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. In assessing whether a decline is other-than-temporary, management considers, amount other things, (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.
The Corporation's investment securities portfolio, with a carrying value of $1.92 billion at March 31, 2017, had gross unrealized losses of $31.8 million at that date. Management believed that the unrealized losses on investment securities at March 31, 2017 were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, the Corporation believed the unrealized losses in its investment securities portfolio at March 31, 2017 were temporary in nature and, therefore, no impairment loss was recognized in the Corporation's Consolidated Statement of Income for the three months ended March 31, 2017. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At March 31, 2017, the gross unrealized losses in the Corporation's investment securities portfolio of $31.8 million were comprised as follows: state and political subdivisions securities of $20.3 million; GSA securities, residential MBSs and CMOs, combined, of $9.8 million; corporate bonds of $1.2 million; and preferred stock and TRUPs of $0.4 million. The amortized costs and fair values of investment securities are disclosed in Note 4 to the Consolidated Financial Statements.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $956.2 million and gross unrealized losses of $20.3 million at March 31, 2017. The Corporation's state and political subdivisions securities are almost entirely from issuers mostly located in the State of Michigan and of which approximately 76.0% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross unrealized losses were attributable to state and political subdivisions securities with an amortized cost of $752.3 million that generally mature beyond 2018. It was the Corporation's assessment that the unrealized losses on these investment securities were attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the unrealized losses in its state and political subdivisions securities were temporary in nature at March 31, 2017.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $857.8 million and gross unrealized losses of $9.8 million at March 31, 2017. Virtually all of the investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized losses in its GSA securities, residential MBSs and CMOs were temporary in nature at March 31, 2017.
Corporate bonds included in the available-for-sale investment securities portfolio, had an amortized cost of $90.4 million and gross unrealized losses of $1.2 million at March 31, 2017. The investment securities in this category are investment grade securities and none have had recent downgrades. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized loss was temporary in nature at March 31, 2017.
At March 31, 2017, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.2 million. This TRUP represents a 10% interest in the TRUP of a well-capitalized non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. The Corporation determined that the unrealized loss on this TRUP was attributable to lack of liquidity for issuances of this size. The Corporation concluded that the unrealized loss was temporary in nature at March 31, 2017.
At March 31, 2017, the Corporation expected to fully recover the entire amortized cost basis of each investment security in an unrealized loss position in its investment securities portfolio at that date. Furthermore, at March 31, 2017, the Corporation did not have the intent to sell any of its investment securities in an unrealized loss position and believed that it was more-likely-than-not that the Corporation would not have to sell any of its investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on any other investment security in the future.

Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate and real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At March 31, 2017, the Corporation's loan portfolio was $13.27 billion and consisted of loans in the commercial loan portfolio totaling $7.81 billion, or 58.8% of total loans, and loans in the consumer loan portfolio totaling $5.47 billion, or 41.2% of total loans. Loans at fixed interest rates comprised 57.5% of the Corporation's total loan portfolio at March 31, 2017, compared to 73.4% at December 31, 2016.
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
Total loans were $13.27 billion at March 31, 2017, an increase of $282.6 million, or 2.2%, from total loans of $12.99 billion at December 31, 2016 and an increase of $5.91 billion, or 80.2%, from total loans of $7.37 billion at March 31, 2016. The Corporation experienced organic loan growth of $282.6 million during the first quarter of 2017 and $1.02 billion during the twelve months ended March 31, 2017. The Corporation added $4.88 billion of loans as part of the merger with Talmer on August 31, 2016.
A summary of the Corporation's acquisition-related loan growth during the twelve months ended March 31, 2017 follows:

(Dollars in thousands)	Talmer Bancorp, Inc. (August 31, 2016)
Commercial loan portfolio:
Commercial	$1,223,179
Commercial real estate	1,589,900
Real estate construction	166,364
Subtotal	2,979,443
Consumer loan portfolio:
Residential mortgage	1,531,641
Consumer installment	158,835
Home equity	212,483
Subtotal	1,902,959
Total loans	$4,882,402

The following table includes the composition of the Corporation's loan portfolio, by major loan category, as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial loan portfolio:
Commercial	$3,253,608	$3,217,300
Commercial real estate:
Owner-occupied	1,705,653	1,697,238
Non-owner occupied	2,316,846	2,217,594
Vacant land	75,272	58,308
Total commercial real estate	4,097,771	3,973,140
Real estate construction and land development	453,811	403,772
Subtotal - commercial loan portfolio	7,805,190	7,594,212
Consumer loan portfolio:
Residential mortgage	3,133,465	3,086,474
Consumer installment	1,481,057	1,433,884
Home equity	853,680	876,209
Subtotal - consumer loan portfolio	5,468,202	5,396,567
Total loans	$13,273,392	$12,990,779
A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $7.81 billion at March 31, 2017 included 150 loan relationships of $5.0 million or greater. These 150 loan relationships totaled $2.16 billion, which represented 27.7% of the commercial loan portfolio at March 31, 2017 and included 110 loan relationships that had outstanding balances of $10.0 million or higher, totaling $1.85 billion, or 23.7% of the commercial loan portfolio, at that date. The Corporation had 29 loan relationships that had outstanding balances of $20.0 million or higher, totaling $758.5 million, or 9.7% of the commercial loan portfolio, at March 31, 2017. The Corporation had 40 loan relationships at March 31, 2017 with loan balances greater than $5.0 million and less than $10.0 million, totaling $327.5 million, that had unfunded credit commitments totaling $233.3 million that, if advanced, could result in a loan relationship of $10.0 million or more.
The following table presents contractual maturities of the Corporation's $7.81 billion commercial loan portfolio at March 31, 2017. The percentage of these loans maturing within one year was 21.4% at March 31, 2017, while the percentage of these loans maturing beyond five years remained low at 23.0% at March 31, 2017. At March 31, 2017, loans in the commercial loan portfolio with maturities beyond one year totaled $6.13 billion, with 64.0% of these loans at fixed interest rates.

	March 31, 2017
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,047,947	$1,737,332	$468,329	$3,253,608
Commercial real estate	528,332	2,366,441	1,202,998	4,097,771
Real estate construction and land development	95,137	237,063	121,611	453,811
Total	$1,671,416	$4,340,836	$1,792,938	$7,805,190
Percent of total	21.4%	55.6%	23.0%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$564,255	$2,978,912	$946,427	$4,489,594
Variable interest rates	1,107,161	1,361,924	846,511	3,315,596
Total	$1,671,416	$4,340,836	$1,792,938	$7,805,190

The following table presents the contractual maturities of the Corporation's $7.59 billion commercial loan portfolio at December 31, 2016.

	December 31, 2016
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,064,276	$1,739,072	$413,952	$3,217,300
Commercial real estate	517,175	2,333,992	1,121,973	3,973,140
Real estate construction and land development	91,514	223,846	88,412	403,772
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
Percent of total	22.0%	56.6%	21.4%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$572,841	$2,972,849	$1,080,768	$4,626,458
Variable interest rates	1,100,124	1,324,061	543,569	2,967,754
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
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
Commercial loans were $3.25 billion at March 31, 2017, an increase of $36.3 million, or 1.1%, from commercial loans of $3.22 billion at December 31, 2016. Commercial loans represented 24.5% of the Corporation's loan portfolio at March 31, 2017, compared to 24.8% at December 31, 2016.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $4.10 billion at March 31, 2017, an increase of $124.6 million, or 3.1%, from commercial real estate loans of $3.97 billion at December 31, 2016. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 41.6%, 56.6% and 1.8%, respectively, of the Corporation's commercial real estate loans outstanding at March 31, 2017. Commercial real estate loans represented 30.9% of the Corporation's loan portfolio at March 31, 2017, compared to 30.6% at December 31, 2016.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $453.8 million at March 31, 2017, an increase of $50.0 million or 12.4%, compared to $403.8 million at December 31, 2016. Real estate construction and land development loans represented 3.4% of the Corporation's loan portfolio at March 31, 2017, compared to 3.1% at December 31, 2016.

Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At March 31, 2017, $0.2 million or 0.1%, of the Corporation's $453.8 million of real estate construction and land development loans were considered impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms. At December 31, 2016, $0.3 million, or 0.1%, of the Corporation's $403.8 million of real estate and construction and land development loans were considered impaired.
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
Residential mortgage loans were $3.13 billion at March 31, 2017, an increase of $47.0 million, or 1.5%, from residential mortgage loans of $3.09 billion at December 31, 2016. Residential mortgage loans historically involve the least amount of credit risk in the Corporation's loan portfolio, although the risk on these loans increased during the most recent economic downturn when the unemployment rate increased and real estate property values declined. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $191.1 million at March 31, 2017, compared to $169.5 million at December 31, 2016. Residential mortgage loans represented 23.6% of the Corporation's loan portfolio at March 31, 2017, compared to 23.8% of the Corporation's loan portfolio at December 31, 2016. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $489.4 million at March 31, 2017, compared to $463.8 million at December 31, 2016.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $1.48 billion at March 31, 2017, an increase of $47.2 million, or 3.3%, from consumer installment loans of $1.43 billion at December 31, 2016. At March 31, 2017, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 61.2%; recreational vehicles - 18.0%; marine vehicles - 16.2%; other collateral - 3.6%; and unsecured - 1.0%. Consumer installment loans represented 11.2% of the Corporation's loan portfolio at March 31, 2017, compared to 11.0% at December 31, 2016.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $853.7 million at March 31, 2017, a decrease of $22.5 million, or 2.6%, from home equity loans of $876.2 million at December 31, 2016. At March 31, 2017, approximately 66.5% of the Corporation's home equity loans were first lien mortgages and 33.5% were junior lien mortgages. Home equity loans represented 6.4% of the Corporation's loan portfolio at March 31, 2017, compared to 6.7% at December 31, 2016. Home equity lines of credit comprised $430.3 million, or 50.4%, of the Corporation's home equity loans at March 31, 2017, compared to $437.8 million, or 49.3%, of home equity loans at December 31, 2016. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced net credit losses on consumer installment and home equity loans totaling 29 basis points (annualized) of average consumer installment and home equity loans during the first three months of 2017, compared to 15 basis points of average consumer installment and home equity loans in all of 2016. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rates in Michigan, Ohio and Indiana were 5.1%, 5.1% and 3.9%, respectively, at March 31, 2017, compared to 5.0%, 4.9% and 4.0%, respectively, at December 31, 2016. The national average unemployment rate was 4.5% at March 31, 2017.

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
Nonperforming assets were $64.2 million at March 31, 2017, an increase of $2.7 million, or 4.4%, from $61.5 million at December 31, 2016. Nonperforming assets represented 0.36% and 0.35% of total assets at March 31, 2017 and December 31, 2016, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area.
The following schedule provides a summary of impaired assets:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans:
Commercial	$16,717	$13,178
Commercial real estate	20,828	19,877
Real estate construction and land development	79	80
Residential mortgage	6,749	6,969
Consumer installment	755	879
Home equity	2,713	3,351
Total nonaccrual loans	47,841	44,334
Other real estate and repossessed assets	16,395	17,187
Total nonperforming assets	64,236	61,521
Accruing troubled debt restructurings
Commercial loan portfolio	41,055	45,388
Consumer loan portfolio	16,003	17,147
Total performing troubled debt restructurings	57,058	62,535
Total impaired assets	$121,294	$124,056
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding loans accounted for under ASC 310-30
Commercial loan portfolio	$2,523	$288
Consumer loan portfolio	1,169	995
Total accruing loans contractually past due 90 days or more as to interest or principal payments	$3,692	$1,283
Nonperforming loans as a percent of total loans	0.36%	0.34%
Nonperforming assets as a percent of total assets	0.36%	0.35%
Impaired assets as a percent of total assets	0.69%	0.71%
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $27.9 million at March 31, 2017, compared to $30.5 million at December 31, 2016, respectively. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at March 31, 2017 and December 31, 2016 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

(Dollars in thousands)	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
March 31, 2017
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$37,063	$2,429	$—	7%
With valuation allowance and charge-offs	9,718	1,292	9,062	55
With charge-offs and no valuation allowance	4,742	—	9,660	67
Without valuation allowance or charge-offs	27,156	—	—	—
Total impaired loans to commercial borrowers	$78,679	$3,721	$18,722	23%
December 31, 2016
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$41,305	$4,377	$—	11%
With valuation allowance and charge-offs	9,115	857	10,524	58
With charge-offs and no valuation allowance	4,001	—	6,665	62
Without valuation allowance or charge-offs	24,102	—	—	—
Total impaired loans to commercial borrowers	$78,523	$5,234	$17,189	23%

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $46.8 million at March 31, 2017 required a specific allocation of the allowance for loan losses (valuation allowance) of $3.7 million, compared to $50.4 million of impaired loans in the commercial loan portfolio at December 31, 2016 which required a valuation allowance of $5.2 million. The decrease in the allowance coverage on impaired loans in the commercial loan portfolio was due to overall improvements in the appraised values for the collateral dependent impaired loans, principal paydowns and charge-offs previously taken.
Nonperforming Loans

The following schedule provides the composition of nonperforming loans, by major loan category, as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total
Commercial loan portfolio:
Commercial	$16,717	34.9%	$13,178	29.7%
Commercial real estate	20,828	43.5	19,877	44.8
Real estate construction and land development	79	0.2	80	0.2
Subtotal-commercial loan portfolio	37,624	78.6	33,135	74.7
Consumer loan portfolio:
Residential mortgage	6,749	14.1	6,969	15.7
Consumer installment	755	1.6	879	2.0
Home equity	2,713	5.7	3,351	7.6
Subtotal-consumer loan portfolio	10,217	21.4	11,199	25.3
Total nonperforming loans	$47,841	100.0%	$44,334	100.0%
Total nonperforming loans were $47.8 million at March 31, 2017, an increase of $3.5 million, or 7.9%, compared to $44.3 million at December 31, 2016. The Corporation's nonperforming loans in the commercial loan portfolio were $37.6 million at March 31, 2017, an increase of $4.5 million, or 13.5%, from $33.1 million at December 31, 2016. Nonperforming loans in the commercial loan portfolio comprised 78.6% of total nonperforming loans at March 31, 2017, compared to 74.7% at December 31,

2016. The Corporation's nonperforming loans in the consumer loan portfolio were $10.2 million at March 31, 2017, a decrease of $1.0 million, or 8.8%, from $11.2 million at December 31, 2016.
The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$44,334	$62,225
Additions during period	14,038	5,273
Principal balances charged off	(4,743)	(5,054)
Transfers to other real estate/repossessed assets	(1,720)	(1,447)
Returned to accrual status	(1,376)	(343)
Payments received	(2,692)	(7,235)
Balance at end of period	$47,841	$53,419
Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
$5,000,000 or more	—	$—	—	$—
$2,500,000 – $4,999,999	2	9,139	1	4,793
$1,000,000 – $2,499,999	3	5,043	7	10,526
$500,000 – $999,999	13	9,921	8	5,652
$250,000 – $499,999	11	4,004	10	3,809
Under $250,000	126	9,517	105	8,355
Total	155	$37,624	131	$33,135
Nonperforming commercial loans were $16.7 million at March 31, 2017, an increase of $3.5 million, or 26.9%, compared to $13.2 million at December 31, 2016. Nonperforming commercial loans comprised 0.5% of total commercial loans at March 31, 2017, compared to 0.4% at December 31, 2016.
Nonperforming commercial real estate loans were $20.8 million at March 31, 2017, an increase of $1.0 million, or 4.8%, compared to $19.9 million at December 31, 2016. Nonperforming commercial real estate loans comprised 0.5% of total commercial real estate loans at both March 31, 2017 and December 31, 2016. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $12.6 million, $3.8 million and $4.4 million, respectively, at March 31, 2017. At March 31, 2017, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at March 31, 2017 was one customer relationship totaling $4.7 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million.
Nonperforming real estate construction and land development loans were $0.1 million at both March 31, 2017 and December 31, 2016. Nonperforming real estate construction and land development loans comprised less than 0.1% of total real estate construction and land development loans at both March 31, 2017 and December 31, 2016.
At March 31, 2017, the Corporation had nonperforming loans in the commercial loan portfolio of $2.3 million that were secured by real estate and were in various stages of foreclosure, compared to $1.7 million at December 31, 2016.

Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $6.7 million at March 31, 2017, a decrease of $0.2 million, or 3.2%, from $7.0 million at December 31, 2016. Nonperforming residential mortgage loans comprised 0.2% of total residential mortgage loans at both March 31, 2017 and December 31, 2016. At March 31, 2017, a total of $5.1 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $1.8 million at December 31, 2016.
Nonperforming consumer installment loans were $0.8 million at March 31, 2017, compared to $0.9 million at December 31, 2016. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at both March 31, 2017 and December 31, 2016.
Nonperforming home equity loans were $2.7 million at March 31, 2017, a decrease of $0.6 million, or 19.0%, compared to $3.4 million at December 31, 2016. Nonperforming home equity loans comprised 0.3% of total home equity loans at March 31, 2017, compared to 0.4% at December 31, 2016.
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
The following summarizes the Corporation's TDRs at March 31, 2017 and December 31, 2016:

	Accruing TDRs			Nonaccrual TDRs	Total
(Dollars in thousands)	Current	Past due 31-90 days	Subtotal
March 31, 2017
Commercial loan portfolio	$36,874	$4,181	$41,055	$23,842	$64,897
Consumer loan portfolio	15,665	338	16,003	4,100	20,103
Total TDRs	$52,539	$4,519	$57,058	$27,942	$85,000
December 31, 2016
Commercial loan portfolio	$43,041	$2,347	$45,388	$25,397	$70,785
Consumer loan portfolio	16,690	457	17,147	5,134	22,281
Total TDRs	$59,731	$2,804	$62,535	$30,531	$93,066
A summary of changes in the Corporation's accruing TDRs in the commercial loan portfolio for the three months ended March 31, 2017 and 2016 follows:

	For the three months ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$45,388	$46,141
Additions for modifications	608	3,421
Principal payments and pay-offs	(3,019)	(1,182)
Transfers from nonaccrual status	1,077	48
Transfers to nonaccrual status	(2,999)	(1,181)
Balance at end of period	$41,055	$47,247

Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets, included in interest receivable and other assets on the Consolidated Statements of Financial Position. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $15.9 million at March 31, 2017, a decrease of $0.9 million, or 5.0%, from $16.8 million at December 31, 2016. The decrease in ORE during the first quarter of 2017 was primarily attributable to ORE sales for the quarter. Repossessed assets totaled $0.5 million at March 31, 2017, an increase from $0.4 million at December 31, 2016.

The following schedule provides the composition of ORE at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Composition of ORE:
Vacant land	$4,998	$5,473
Commercial real estate properties	6,355	6,812
Residential real estate properties	4,542	4,527
Total ORE	$15,895	$16,812
The following schedule summarizes ORE activity during the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of year	$16,812	$9,716
Additions attributable to foreclosures	3,119	938
Write-downs to fair value	(269)	(167)
Net payments received	(39)	—
Dispositions	(3,728)	(1,556)
Balance at end of year	$15,895	$8,931
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation had $4.0 million in ORE at March 31, 2017 that had been held in excess of one year, of which $1.5 million had been held in excess of three years. The Corporation had $7.4 million of nonperforming loans that were in the process of foreclosure at March 31, 2017.

All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at March 31, 2017, the carrying value of ORE of $15.9 million was reflective of $11.9 million in charge-offs, write-downs and acquisition-related fair value adjustments.
During the three months ended March 31, 2017, the Corporation sold 51 ORE properties for net proceeds of $4.8 million. On an average basis, the net proceeds from these sales represented 130% of the carrying value of the property at the time of sale, with the net proceeds representing 101% of the remaining contractual loan balance at the time these loans were classified as nonperforming.

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
The following schedule summarizes information related to the Corporation's allowance for loan losses:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Allowance for loan losses:
Originated loans	$78,774	$78,268
Acquired loans	—	—
Total	$78,774	$78,268
Nonperforming loans	$47,841	$44,334
Allowance for originated loans as a percent of:
Total originated loans	0.99%	1.05%
Nonperforming loans	165%	177%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	183%	194%

A summary of the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 is included in the table below.

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Allowance for loan losses - beginning of period	$78,268	$73,328
Provision for loan losses	4,050	1,500
Loan charge-offs:
Commercial	(2,637)	(3,336)
Commercial real estate	(45)	(549)
Real estate construction and land development	(9)	(11)
Residential mortgage	(643)	(349)
Consumer installment	(1,814)	(996)
Home equity	(426)	(217)
Total loan charge-offs	(5,574)	(5,458)
Recoveries of loans previously charged off:
Commercial	638	221
Commercial real estate	775	109
Residential mortgage	76	177
Consumer installment	504	394
Home equity	37	47
Total loan recoveries	2,030	948
Net loan charge-offs	(3,544)	(4,510)
Allowance for loan losses - end of period	$78,774	$70,318
Net loan charge-offs as a percent of average loans (annualized)	0.11%	0.25%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, an allowance is established and allocated to acquired loans. There was no allowance needed for the acquired loan portfolio at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(Dollars in millions)	Allowance Amount	Percent of originated loans in each category to total loans	Allowance Amount	Percent of originated loans in each category to total loans
Originated loans:
Commercial	$24.0	25%	$22.4	25%
Commercial real estate	26.4	27	25.4	26
Real estate construction and land development	3.9	4	3.4	4
Residential mortgage	11.9	20	13.8	20
Consumer Installment	8.6	17	8.9	17
Home equity	4.0	7	4.4	8
Subtotal — originated loans	78.8	100%	78.3	100%
Acquired loans	—		—
Total	$78.8		$78.3

Deposits
Total deposits were $13.13 billion at March 31, 2017, an increase of $259.2 million, or 2.0%, from total deposits of $12.87 billion at December 31, 2016. The increase in total deposits during the three months ended March 31, 2017 was primarily attributable to organic growth in customer deposits of $259.2 million, including increases in interest- and noninterest-bearing demand deposits and savings deposits of $350.8 million that were partially offset by a decline in time deposits of $91.5 million. Interest- and noninterest-bearing demand deposit and savings accounts were $10.21 billion at March 31, 2017, compared to $9.86 billion at December 31, 2016. Time deposits were $2.92 billion at March 31, 2017, compared to $3.01 billion at December 31, 2016. Total deposits increased $5.42 billion during 2016 due primarily to $5.29 billion of deposits acquired in the Talmer merger.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the twelve months ended March 31, 2017, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
At March 31, 2017, the Corporation's time deposits, which consist of certificates of deposit, including CDARS, IRA deposits and other brokered funds, totaled $2.92 billion, of which $1.78 billion have stated maturities during the remainder of 2017. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of March 31, 2017:

(Dollars in thousands)	Amount	Weighted Average Interest Rate
2017 maturities:
Second quarter	$927,758	0.8%
Third quarter	442,428	0.9
Fourth quarter	407,143	0.8
2017 remaining maturities	1,777,329	0.8
2018 maturities	596,016	0.9
2019 maturities	226,417	1.2
2020 maturities	149,496	1.5
2021 maturities	123,410	1.3
2022 maturities and beyond	46,161	1.6
Total time deposits	$2,918,829	0.6%

The below table presents the maturity distribution of time deposits of $250,000 or more at March 31, 2017. Time deposits of $250,000 or more totaled $1.20 billion and represented 9.2% of total deposits at March 31, 2017.

	March 31, 2017
(Dollars in thousands)	Amount	Percent
Maturity:
Within 3 months	$633,983	52.7%
After 3 but within 6 months	131,175	10.9
After 6 but within 12 months	258,394	21.5
After 12 months	178,646	14.9
Total	$1,202,198	100.0%

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
Securities Sold Under Agreements to Repurchase with Customers
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase with customers do not qualify as sales for accounting purposes. Securities sold under agreements to repurchase with customers were $398.9 million at March 31, 2017, compared to $343.0 million at December 31, 2016.
Short-term Borrowings
Short-term borrowings were $900.0 million at March 31, 2017 and $825.0 million at December 31, 2016 and were comprised solely of FHLB borrowings each period end. Short-term borrowings increased $75.0 million, or 9.1%, during the three months ended March 31, 2017. The increase in short-term borrowings during the three months ended March 31, 2017 was due to the addition of short-term FHLB advances utilized by the Corporation to fund short-term liquidity needs resulting from loan growth.
FHLB advances are borrowings from the Federal Home Loan Bank that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of loans eligible as collateral under the blanket security agreement was $5.17 billion at March 31, 2017. The average daily balance, average interest rate during the period and maximum month-end balance of short-term FHLB advances during the three months ended March 31, 2017 was $892.2 million, 0.69% and $900.0 million, respectively. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs.
Long-term Borrowings
Long-term borrowings were $490.9 million at March 31, 2017 and $597.8 million at December 31, 2016. Long-term borrowings decreased $107.0 million or 17.9% during the three months ended March 31, 2017. The decrease during the three months ended March 31, 2017 was primarily due to the Corporation's decision to pay down the remaining balance on the non-revolving line-of-credit that was added in conjunction with the merger with Talmer.
A summary of the composition of the Corporation's long-term borrowings follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Long-term borrowings:
Long-term FHLB advances	$386,417	$438,538
Securities sold under agreements to repurchase	9,093	19,144
Non-revolving line-of-credit	79,783	124,625
Subordinated debt obligations	15,583	15,540
Total long-term borrowings	$490,876	$597,847
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition and the merger with Talmer.

Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of March 31, 2017. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit:
Loans to commercial borrowers	$1,117,401	$408,663	$183,818	$274,914	$1,984,796
Loans to consumer borrowers	238,163	224,761	148,530	54,197	665,651
Total unused commitments to extend credit	1,355,564	633,424	332,348	329,111	2,650,447
Undisbursed loan commitments	565,567	—	—	—	565,567
Standby letters of credit	68,259	11,777	12,080	26,325	118,441
Total credit-related commitments	$1,989,390	$645,201	$344,428	$355,436	$3,334,455
Undisbursed loan commitments at March 31, 2017 exclude $115.6 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $2.60 billion at March 31, 2017, an increase of $18.5 million, or 0.72%, from total shareholders' equity of $2.58 billion at December 31, 2016. Total shareholders' equity as a percentage of total assets was 14.7% at March 31, 2017, compared to 14.9% at December 31, 2016. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $1.41 billion at March 31, 2017 and $1.43 billion at December 31, 2016. The Corporation's tangible equity to tangible assets ratio was 8.8% at March 31, 2017, compared to 8.8% at December 31, 2016.(1)
(1) Tangible equity and the tangible equity to tangible assets ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."
Regulatory Capital
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets for the Corporation and Chemical Bank totaled $13.62 billion and $13.42 billion at March 31, 2017 and December 31, 2016, respectively. The increase in risk-weighted assets during the first quarter of 2017 was primarily attributable to organic loan growth.
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

The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at March 31, 2017, as shown in the following schedule:

	March 31, 2017
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	8.9%	10.6%	10.6%	11.4%
Chemical Bank	9.2	11.0	11.0	11.7
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0
As of March 31, 2017, the Corporation and Chemical Bank's capital ratios exceeded the minimum levels required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 16 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.

Results of Operations
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB) and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation's largest source of net revenue (net interest income plus noninterest income), representing 77.4% of net revenue for the first quarter of 2017, compared to 70.9% for the fourth quarter of 2016 and 79.3% for the first quarter of 2016. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates(1)
The following table presents the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. Please refer to the section entitled "Non-GAAP Financial Measures."

	Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)
Assets
Interest-earning Assets:
Loans (1)(2)	$13,155,846	$133,293	4.11%	$12,895,557	$135,301	4.18%	$7,299,471	$75,099	4.13%
Taxable investment securities	1,005,489	4,756	1.89	1,065,453	4,687	1.76	554,524	1,929	1.39
Tax-exempt investment securities	861,508	6,495	3.02	807,093	6,047	3.00	496,304	4,100	3.30
Other interest-earning assets	103,334	621	2.44	80,202	582	2.89	39,493	256	2.61
Interest-bearing deposits with the FRB and other banks and federal funds sold	269,288	799	1.20	307,802	744	0.96	136,919	213	0.63
Total interest-earning assets	15,395,465	145,964	3.83	15,156,107	147,361	3.87	8,526,711	81,597	3.84
Less: Allowance for loan losses	(78,616)			(74,822)			(73,547)
Other assets:
Cash and cash due from banks	229,203			245,613			158,277
Premises and equipment	146,044			144,652			105,959
Interest receivable and other assets	1,781,923			1,793,118			523,634
Total Assets	$17,474,019			$17,264,668			$9,241,034
Liabilities and shareholders' equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$2,898,061	$1,018	0.14%	$2,680,241	$1,266	0.19%	$1,953,626	$468	0.10%
Savings deposits	3,842,594	1,721	0.18	3,490,972	1,263	0.14	2,048,867	389	0.08
Time deposits	2,953,069	6,177	0.85	3,209,695	6,337	0.79	1,625,573	3,202	0.79
Short-term borrowings	1,225,888	1,658	0.55	949,292	875	0.38	349,699	100	0.12
Long-term borrowings	539,032	2,225	1.67	600,066	2,228	1.41	266,022	975	1.47
Total interest-bearing liabilities	11,458,644	12,799	0.45	10,930,266	11,969	0.44	6,243,787	5,134	0.33
Noninterest-bearing deposits	3,305,201	—	—	3,622,365	—	—	1,906,896	—	—
Total deposits and borrowed funds	14,763,845	12,799	0.35	14,552,631	11,969	0.33	8,150,683	5,134	0.25
Interest payable and other liabilities	125,673			147,094			72,422
Shareholders’ equity	2,584,501			2,564,943			1,017,929
Total liabilities and shareholders’ equity	$17,474,019			$17,264,668			$9,241,034
Net Interest Spread (Average yield earned minus average rate paid)			3.38%			3.43%			3.51%
Net Interest Income (FTE)		$133,165			$135,392			$76,463
Net Interest Margin (Net interest income (FTE) divided by total average interest-earning assets)			3.49%			3.56%			3.60%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$133,165			$135,392			$76,463
Adjustments for taxable equivalent interest(1):
Loans		(808)			(838)			(698)
Tax-exempt investment securities		(2,260)			(2,107)			(1,435)
Total taxable equivalent interest adjustments		(3,068)			(2,945)			(2,133)
Net interest income (GAAP)		$130,097			$132,447			$74,330
Net interest margin (GAAP)		3.41%			3.48%			3.50%

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

Net interest income (FTE) of $133.2 million in the first quarter of 2017 was $2.2 million, or 1.6%, lower than net interest income (FTE) of $135.4 million in the fourth quarter of 2016. The decrease in net interest income (FTE) in the first quarter of 2017, compared to the fourth quarter of 2016, was impacted by there being two less days in the quarter, a decrease in interest accretion from purchase accounting discounts on acquired loans and a reduction in prepayment fees recognized, partially offset by the positive impact of organic loan growth. The net interest margin (on a tax-equivalent basis) was 3.49% in the first quarter of 2017, compared to 3.56% in the fourth quarter of 2016. The average yield on interest-earning assets decreased four basis points to 3.83% in the first quarter of 2017 from 3.87% in the fourth quarter of 2016, with the decrease largely attributable to lower average yields on the Corporation's loan portfolios resulting from a lower contribution of interest accretion from purchase accounting discounts on acquired loans and a reduction in prepayment fees recognized, partially offset by a higher yield on investment securities. Interest accretion from purchase accounting discounts on acquired loans contributed 12 basis points to the Corporation's net interest margin (on a tax-equivalent basis) in the first quarter of 2017, compared to 14 basis points in the fourth quarter of 2016. The average cost of interest-bearing liabilities increased 1 basis points to 0.45% in the first quarter of 2017, compared to 0.44% in the fourth quarter of 2016.
Net interest income (FTE) of $133.2 million in the first quarter of 2017 was $56.7 million or 74.2%, higher than net interest income (FTE) of $76.5 million in the first quarter of 2016, with the increase primarily attributable to loans acquired in the merger with Talmer, although also partially attributable to organic loan growth. The net interest margin was 3.49% in the first quarter of 2017, compared to 3.60% in the first quarter of 2016. The average yield on interest-earning assets decreased one basis point to 3.83% in the first quarter of 2017 from 3.84% in the first quarter of 2016, with the decrease primarily attributable to lower average yields on the Corporation's loan portfolios resulting from a lower contribution of interest accretion from purchase accounting discounts on acquired loans. The average yield on loans decreased two basis points to 4.11% in the first quarter of 2017 from 4.13% in the first quarter of 2016. Interest accretion from purchase accounting discounts on acquired loans contributed 12 basis points to the Corporation's net interest margin (on a tax-equivalent basis) in the first quarter of 2017, compared to three basis points in the first quarter of 2016.The average cost of interest-bearing liabilities increased 12 basis points to 0.45% in the fourth quarter of 2016 from 0.33% in the first quarter of 2016, primarily due to an increase in deposit rates and an increase attributable to a change in funding mix, both resulting from a rise in market rates. The merger with Talmer added $4.88 billion of loans and $5.29 billion of deposits on August 31, 2016.
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
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was increased to 3.75% from the previous rate of 3.50% in December 2016, and increased again to 4.00% in March 2017. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

	Three Months Ended March 31, 2017
	Compared to Three Months Ended December 31, 2016			Compared to Three Months Ended March 31, 2016
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$1,185	$(3,193)	$(2,008)	$59,310	$(1,116)	$58,194
Taxable investment securities/other assets	(144)	252	108	2,353	839	3,192
Tax-exempt investment securities	408	40	448	2,770	(375)	2,395
Interest-bearing deposits with the FRB and other banks	(139)	194	55	455	131	586
Total change in interest income on interest-earning assets	1,310	(2,707)	(1,397)	64,888	(521)	64,367
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	78	(326)	(248)	254	296	550
Savings deposits	291	167	458	650	682	1,332
Time deposits	(485)	325	(160)	2,822	153	2,975
Short-term borrowings	413	370	783	1,410	148	1,558
Long-term borrowings	(285)	282	(3)	1,255	(5)	1,250
Total change in interest expense on interest-bearing liabilities	12	818	830	6,391	1,274	7,665
Total Change in Net Interest Income (FTE)(2)	$1,298	$(3,525)	$(2,227)	$58,497	$(1,795)	$56,702

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

Provision for Loan Losses
The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $4.1 million in the first quarter of 2017, compared to $6.3 million in the fourth quarter of 2016 and $1.5 million in the first quarter of 2016. The decrease in the provision for loan losses in the first quarter of 2017, compared to the fourth quarter of 2016, was primarily the result of overall credit quality and collateral position improvements, partially offset by organic growth in the loan portfolio. The increase in the provision for loan losses in the first quarter of 2017, compared to the first quarter of 2016, was primarily the result of an increase in organic growth in the loan portfolio.
The Corporation experienced net loan charge-offs of $3.5 million in the first quarter of 2017, compared to $1.8 million in the fourth quarter of 2016 and $4.5 million in the first quarter of 2016. Net loan charge-offs as a percentage of average loans (annualized) were 0.11% in the first quarter of 2017, compared to 0.06% in the fourth quarter of 2016 and 0.25% in the first quarter of 2016. Net loan charge-offs in the commercial loan portfolios totaled $1.3 million in the first quarter of 2017, compared to $0.6 million in the fourth quarter of 2016 and $3.6 million in the first quarter of 2016. Net loan charge-offs in the first quarter of 2017 included $1.5 million of losses from one commercial loan relationship. Net loan charge-offs in the consumer loan portfolios totaled $2.3 million in the first quarter of 2017, compared to $1.2 million in the fourth quarter of 2016 and $0.9 million in the first quarter of 2016.
The Corporation's provision of $4.1 million in the first quarter of 2017 was $0.5 million higher than first quarter of 2017 net loan charge-offs, while the provision of $6.3 million in fourth quarter of 2016 was $4.5 million higher than fourth quarter of

2016 net loan charge-offs and the provision of $1.5 million in first quarter of 2016 was $3.0 million lower than first quarter of 2016 net loan charge-offs.
Noninterest Income
The following table presents the major components of noninterest income for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016:

	Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Noninterest income
Service charges and fees on deposit accounts	$8,004	$8,414	$5,720
Wealth management revenue	5,827	6,034	5,201
Electronic banking fees	6,817	8,196	4,918
Mortgage banking revenue	9,160	14,420	1,405
Other fees for customer services	1,567	1,292	1,131
Title insurance commissions	507	493	343
Gain on sale of investment securities	90	76	19
Bank-owned life insurance	1,211	957	196
Rental income	159	151	137
Gain on sale of branch offices	—	7,391	—
Gain on sale of closed branch offices and other assets	—	—	157
Other	4,668	6,840	192
Total noninterest income	$38,010	$54,264	$19,419
Significant items(1)	519	13,739	157
Noninterest income excluding significant items(1)	$37,491	$40,525	$19,262
Noninterest income as a percentage of:
Net revenue (net interest income plus noninterest income)	22.6%	29.1%	20.7%
Average total assets	0.2	0.3	0.2
Net revenue, excluding significant items(1)	22.4	23.4	20.6
Average total assets, excluding significant items(1)	0.2	0.2	0.2
(1) Significant items include net gain on the sale of branch offices and the change in fair value in loan servicing rights, included within "Mortgage banking revenue". Noninterest income, excluding significant items, as a percentage of net revenue and average total assets, excluding significant items, are non-GAAP financial measures. See the section entitled "Non-GAAP Financial Measures."
Noninterest income was $38.0 million in the first quarter of 2017, $54.3 million in the fourth quarter of 2016 and $19.4 million in the first quarter of 2016. Noninterest income in the first quarter of 2017 included significant items of a detriment of $0.5 million, related to the change in fair value in loan servicing rights. Noninterest income in the fourth quarter of 2016 included significant items of a benefit of $6.3 million related to the change in fair value in loan servicing rights and $7.4 million of gain on sales of branch offices. Excluding these significant items, noninterest income decreased $3.0 million or 7.5%, in the first quarter of 2017, compared to the fourth quarter of 2016, with the decrease largely due to a decrease in electronic banking fees. Noninterest income, excluding significant items, increased $18.2 million, or 94.6%, in the first quarter of 2017, compared to the first quarter of 2016, due primarily to the incremental addition of Talmer into operations.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $8.0 million in the first quarter of 2017, $8.4 million in the fourth quarter of 2016 and $5.7 million in the first quarter of 2016. Service charges and fees on deposit accounts decreased $0.4 million, or 4.9%, in the first quarter of 2017, compared to the fourth quarter of 2016 and $2.3 million, or 39.9%, from the first quarter of 2016. The increase over the first quarter of 2016 was largely attributable to the merger with Talmer. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $5.7 million in the first quarter of 2017, compared to $6.3 million in the fourth quarter of 2016 and $4.2 million in the first quarter of 2016.

Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $5.8 million in the first quarter of 2017, $6.0 million in the fourth quarter of 2016 and $5.2 million in the first quarter of 2016. Wealth management revenue decreased $0.2 million, or 3.4%, in the first quarter of 2017, compared to the fourth quarter of 2016 and increased $0.6 million, or 12.0%, compared to the first quarter of 2016. The increase in wealth management revenue in the first quarter of 2017, compared to the first quarter of 2016, was largely due to the impact of the Talmer merger. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $1.3 million in the first quarter of 2017, compared to $1.4 million in the fourth quarter of 2016 and $1.2 million in the first quarter of 2016.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $6.8 million in the first quarter of 2017, $8.2 million in the fourth quarter of 2016 and $4.9 million in the first quarter of 2016. Electronic banking fees decreased $1.4 million, or 16.8%, compared to the fourth quarter of 2016, and increased $1.9 million, or 38.6%, compared to the first quarter of 2016. The decrease in electronic banking fees in the first quarter of 2017, compared to the fourth quarter of 2016 was due largely to a program change made subsequent to the conversion of Talmer, while the increase in the first quarter of 2017, compared to the first quarter of 2016 was primarily due to the merger with Talmer.
Mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market. MBR was $9.2 million in the first quarter of 2017, $14.4 million in the fourth quarter of 2016 and $1.4 million in the first quarter of 2016. MBR decreased $5.3 million, or 36.5%, compared to the fourth quarter of 2016 and increased $7.8 million, compared to the first quarter of 2016. The decrease in MBR in the first quarter of 2017, compared to the fourth quarter of 2016 was due primarily to the change in fair value in loan servicing rights recognized which was a detriment of $0.5 million in the first quarter of 2017, compared to a benefit of $6.3 million in the fourth quarter of 2016. The increase in MBR in the first quarter of 2017, compared to the first quarter of 2016, was largely attributable to an increase in the volume of loans sold in the secondary market due to the merger with Talmer. The Corporation sold $185.4 million of residential mortgage loans in the secondary market in the first quarter of 2017, compared to $429.5 million in the fourth quarter of 2016 and $44.6 million in the first quarter of 2016. At March 31, 2017, the Corporation was servicing $7.30 billion of residential mortgage loans that had been originated in the Corporation's market areas and subsequently sold in the secondary market, compared to $7.37 billion at December 31, 2016 and $2.05 billion at March 31, 2016. The significant increase in the Corporation's loan servicing portfolio in the first quarter of 2017, compared to the first quarter of 2016 was attributable to the Talmer Merger.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase and loss indemnification demands received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification demands, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $5.7 million at March 31, 2017, compared to $6.5 million at December 31, 2016 and $3.8 million at March 31, 2016. The increase in the Corporation's reserve for probable losses compared to March 31, 2016 was attributable to the reserve recorded for probable losses associated with the servicing portfolio obtained in the merger with Talmer.
All other categories of noninterest income, including other fees for customer services, insurance commissions and other noninterest income, excluding the significant items previously discussed, totaled $8.2 million in the first quarter of 2017, $9.8 million in the fourth quarter of 2016 and $2.2 million in the first quarter of 2016. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. Insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank. The increase in all other categories of noninterest income during the first quarter of 2017, compared to the first quarter of 2016 was due to incremental revenue resulting from the impact of the Talmer merger.

Operating Expenses
The following table presents the major categories of operating expenses for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016:

	Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Operating expense
Salaries and wages	$48,526	$47,936	$26,743
Employee benefits	11,722	9,695	7,147
Occupancy	7,392	7,644	4,905
Equipment and software	8,517	8,709	4,404
Outside processing and service fees	7,511	7,290	3,711
FDIC insurance premiums	1,406	2,813	1,407
Professional fees	1,968	2,304	1,036
Intangible asset amortization	1,513	1,843	1,194
Advertising and marketing	2,025	1,201	766
Postage and express mail	1,551	1,109	984
Training, travel and other employee expenses	1,624	1,265	797
Telephone	988	912	730
Supplies	687	688	480
Donations	518	615	611
Credit-related expenses	1,200	(1,029)	30
Transaction expenses	4,167	18,016	2,594
Other	2,881	3,291	1,348
Total operating expenses	$104,196	$114,302	$58,887
Operating expenses, excluding transaction expenses(1)	$100,029	$96,286	$56,293

Full-time equivalent staff (at period end)	3,273	3,261	2,124
Average assets	$17,474,019	$17,264,668	$9,241,034
Efficiency ratio - GAAP	62.0%	61.2%	62.8%
Efficiency ratio - adjusted non-GAAP(1)	57.4%	53.7%	57.6%
Total operating expenses as a percentage of total average assets	0.6%	0.7%	0.6%
Total operating expenses as a percentage of total average assets - adjusted Non-GAAP (1)	0.6%	0.6%	0.6%
(1)Operating expenses, excluding transaction expenses, adjusted total operating expenses as a percentage of total average assets and adjusted efficiency ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."
Total operating expenses were $104.2 million in the first quarter of 2017, $114.3 million in the fourth quarter of 2016 and $58.9 million in the first quarter of 2016. Operating expenses included transaction expenses of $4.2 million in the first quarter of 2017, $18.0 million in the fourth quarter of 2016 and $2.6 million in the first quarter of 2016. Excluding transaction expenses, operating expenses of $100.0 million in the first quarter of 2017 increased $3.7 million, or 3.9%, over operating expenses of $96.3 million in the fourth quarter of 2016, due largely to increases in credit-related expenses of $2.2 million and employee benefit expenses of $2.0 million, partially offset by a decrease in FDIC insurance premiums of $1.4 million. Excluding transaction expenses, operating expenses increased $43.7 million, or 77.7%, in the first quarter of 2017 over operating expenses of $56.3 million in the first quarter of 2016, due largely to incremental expenses resulting from the merger with Talmer.(1)
Salaries and wages were $48.5 million in the first quarter of 2017, $47.9 million in the fourth quarter of 2016 and $26.7 million in the first quarter of 2016. Salaries and wages expense increased $0.6 million, or 1.2%, in the first quarter of 2017, compared to the fourth quarter of 2016, due primarily to increased compensation costs resulting from merit and inflationary adjustments. Salaries and wages expense increased $21.8 million, or 81.5%, in the first quarter of 2017, compared to the first quarter of 2016, primarily due to incremental costs associated with the merger with Talmer.

Employee benefits expense was $11.7 million in the first quarter of 2017, $9.7 million in the fourth quarter of 2016 and $7.1 million in the first quarter of 2016. Employee benefits expense increased $2.0 million, or 20.9%, in the first quarter of 2017 compared to the fourth quarter of 2016, due primarily to increases in payroll tax expenses, reflecting a large amount of stock option exercises during the quarter, and 401(k) matching contributions. Employee benefits expense increased $4.6 million, or 64.0%, in the first quarter of 2017, compared to the first quarter of 2016, due primarily to incremental costs associated with the merger with Talmer and lower pension plan costs.
Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 57.8% in the first quarter of 2017, 50.4% in the fourth quarter of 2016 and 57.6% in the first quarter of 2016.
Occupancy expense was $7.4 million in the first quarter of 2017, $7.6 million in the fourth quarter of 2016 and $4.9 million in the first quarter of 2016. Occupancy expense decreased $0.3 million, or 3.3%, in the first quarter of 2017, compared to the fourth quarter of 2016, while occupancy expense increased $2.5 million, or 50.7%, compared to the first quarter of 2016. The increase in the first quarter of 2017, compared to the first quarter of 2016 was primarily due to incremental operating costs associated with the merger with Talmer. Occupancy expense included depreciation expense on buildings of $1.7 million in the first quarter of 2017, $1.6 million in the fourth quarter of 2016 and $1.5 million in the first quarter of 2016.
Equipment and software expense was $8.5 million in the first quarter of 2017, $8.7 million in the fourth quarter of 2016 and $4.4 million in the first quarter of 2016. Equipment and software expense decreased $0.2 million, or 2.2%, in the first quarter of 2017, compared to the fourth quarter of 2016, and increased $4.1 million, or 93.4%, compared to the fourth quarter of 2016. The increase in the first quarter of 2017, compared to the first quarter of 2016 was primarily due to incremental operating costs associated with the merger with Talmer.
Outside processing and service fees are largely comprised of amounts paid to third-party vendors related to the outsourcing of certain day-to-day functions that are integral to the Corporation's ability to provide services to its customers, including such things as the Corporation's debit card, electronic banking and wealth management platforms. Outside processing and service fees were $7.5 million in the first quarter of 2017, $7.3 million in the fourth quarter of 2016 and $3.7 million in the first quarter of 2016. Outside processing and service fees increased $0.2 million, or 3.0%, in the first quarter of 2017, compared to the fourth quarter of 2016, and increased $3.8 million, compared to the first quarter of 2016. The increase in the first quarter of 2017, compared to the first quarter of 2016 was primarily due to incremental operating costs associated with the merger with Talmer.
FDIC insurance premiums were $1.4 million in the first quarter of 2017, $2.8 million in the fourth quarter of 2016 and $1.4 million in the first quarter of 2016. FDIC insurance premiums decreased $1.4 million, or 50.0%, in the first quarter of 2017, compared to the fourth quarter of 2016, largely due to final adjustments made to the Corporation's assessment base and combined factors utilized in the calculation subsequent to the consolidation of Talmer Bank, with and into Chemical Bank.
Professional fees were $2.0 million in the first quarter of 2017, $2.3 million in the fourth quarter of 2016 and $1.0 million in the first quarter of 2016. Professional fees decreased $0.3 million, or 14.6%, in first quarter of 2017, compared to the fourth quarter of 2016, and increased $0.9 million, or 90.0%, compared to first quarter of 2016, as a result of additional legal fees incurred by the Corporation in defense of various litigation matters and other merger related matters.
Credit-related expenses are comprised of other real estate ("ORE") net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were a net expense to income of $1.2 million in the first quarter of 2017, a net benefit of $1.0 million in the fourth quarter of 2016 and a net expense of $30 thousand in the first quarter of 2016. Credit-related expenses increased $2.2 million in the first quarter of 2017, compared to the fourth quarter of 2016, and increased $1.2 million, compared to the first quarter of 2016. The increase in the first quarter of 2017, compared to the fourth quarter of 2016 was primarily due to a reduction in the amount of income realized from the gain on sale of ORE. The increase in the first quarter of 2017, compared to the first quarter of 2016 was primarily due to incremental operating costs associated with the merger with Talmer. The Corporation recognized net gains from the sales of ORE properties of $1.0 million in the first quarter of 2017, $2.2 million in the fourth quarter of 2016 and $0.7 million in the first quarter of 2016. ORE operating and loan collection costs were $1.9 million in the first quarter of 2017, $1.0 million in the fourth quarter of 2016 and $0.6 million in the first quarter of 2016.
All other categories of operating expenses totaled $11.8 million in the first quarter of 2017, $10.9 million in the fourth quarter of 2016 and $6.9 million in the first quarter of 2016. All other categories of operating expenses increased $0.9 million, or 7.9%, in the first quarter of 2017, compared to the fourth quarter of 2016. All other categories of operating expenses increased $4.9 million, or 70.6%, in the first quarter of 2017, compared to the first quarter of 2016, due largely to incremental costs resulting from the merger with Talmer.

The Corporation's efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) plus noninterest income, was 62.0% in the first quarter of 2017, 61.2% in the fourth quarter of 2016 and 62.8% in the first quarter of 2016. The Corporation's adjusted efficiency ratio, which excludes the previously identified significant items, was 57.4% in the first quarter of 2017, 53.7% in the fourth quarter of 2016 and 57.6% in the first quarter of 2016.(1)
(1) Operating expenses, excluding transaction expenses, and the adjusted efficiency ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.

Income Tax Expense
The Corporation's effective federal income tax rate was 20.5% in the first quarter of 2017, 28.7% in the fourth quarter of 2016 and 29.2% in the first quarter of 2016. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible transaction costs and other nondeductible expenses relative to pretax income and tax credits. The decrease in the Corporation's effective federal income tax rate in the first quarter of 2017, compared to both the fourth quarter of 2016 and the first quarter of 2016, was primarily due to the tax benefit received from stock option exercises that occurred in the first quarter of 2017 and growth in lending on real estate projects that receive either low income housing or historic tax credits. See Note 13 to the Corporation's consolidated financial statements for additional details on the Corporation's income taxes. The Corporation had no uncertain tax positions during the three months ended March 31, 2017, December 31, 2016 and March 31, 2016.

Liquidity
Liquidity risk is the potential that the Corporation will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as "funding liquidity risk") or that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (referred to as "market liquidity risk").
Funding liquidity risk is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $259.2 million during the three months ended March 31, 2017. The increase in deposits for the three months ended March 31, 2017 relates to organic growth in customer deposits of $329.3 million, which was partially offset by decreases related to maturing brokered deposits of $70.1 million. The Corporation's loan-to-deposit ratio was 101.1% at March 31, 2017 and 100.9% at December 31, 2016. The Corporation had $96.8 million of cash deposits held at the FRB at March 31, 2017, compared to $52.1 million at December 31, 2016. At March 31, 2017, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $369.4 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had short-term and long-term FHLB advances outstanding of $1.3 billion at March 31, 2017. The Corporation's additional borrowing availability from the FHLB, based on its FHLB capital stock and subject to certain requirements, was $53.2 million at March 31, 2017. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At March 31, 2017, the Corporation maintained an unused borrowing capacity of $21.5 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $375.0 million of federal funds from multiple third-party financial institutions at March 31, 2017. In addition, in conjunction with the merger with Talmer, the Corporation entered into a credit agreement of $145.0 million consisting of a $125.0 million term line-of credit and a $20.0 million revolving line-of-credit. The $20.0 million revolving line-of-credit was available for use at March 31, 2017. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB that could be used if it increased its investment in FHLB capital stock, and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the three months ended March 31, 2017, Chemical Bank paid $65.0 million in dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $19.3 million. During 2016, Chemical Bank paid $110.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $49.4 million. The earnings of Chemical Bank are the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $45.1 million during the three months ended March 31, 2017, compared to net income of $108.0 million during all of 2016. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.

Market Risk
Market risk is the risk to a financial institution's condition resulting from adverse movements in market rates or prices, including, but not limited to, interest rates, foreign exchange rates, commodity prices, or equity prices. Interest rate risk, a form of market risk, is the current and prospective risk to earnings or capital arising from movement in interest rates. Interest rate risk is due to difference in the repricing and maturity dates between financial assets and funding sources, as well as changes in the relationship between benchmark rate indices used to reprice various assets and liabilities, product options available to customers, competitive pressures and other variables. The Corporation's net interest income is largely dependent upon the effective management of interest rate risk. The Corporation's goal is to avoid a significant decrease in net interest income, and thus an adverse impact on the profitability of the Corporation, in periods of changing interest rates. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate risk is managed through policies and risk limits approved by the boards of directors of the Corporation and Chemical Bank and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive and senior management from various areas of the Corporation and Chemical Bank, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to manage the impact on net interest income and the net present value of future cash flows of probable changes in interest rates within authorized risk limits.
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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At March 31, 2017, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates at March 31, 2017. The Corporation did not project a 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at March 31, 2017 and December 31, 2016 follows:

	Gradual Change					Immediate Change
March 31, 2017
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.5)%	(0.5)%	—	(1.7)%	(3.1)%	(9.0)%
December 31, 2016
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.9)%	(0.9)%	—	(1.4)%	(2.6)%	(6.8)%
At March 31, 2017, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 1.7%, 3.1% and 9.0%, respectively, relative to the base case over the next twelve-month period. At March 31, 2017, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.5% and 3.5%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at March 31, 2017 was considered to be unlikely given prevailing interest rate levels.
Future increases in market interest rates are not expected to have a significant immediate favorable impact on the Corporation's net interest income at the time of such increases because of the low percentage of variable interest rate loans in the Corporation's loan portfolio and a large percentage of variable interest rate loans at or near interest rate floors at March 31, 2017. The percentage of variable interest rate loans, which comprised approximately 26.4% of the Corporation's loan portfolio at March 31, 2017, has remained relatively consistent during the three-month period ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity" and "Market Risk" herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 and is here incorporated by reference.
Since December 31, 2016, the Corporation does not believe that there has been a material change in the nature or categories of the Corporation's primary market risk exposure, or the particular markets that present the primary risk of loss to the Corporation. As of the date of this report, the Corporation does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Corporation manages its primary market risk exposure, as described in its Annual Report on Form 10-K for the year ended December 31, 2016, have not changed materially during the current year. As of the date of this report, the Corporation does not expect to make material changes in those methods in the near term. The Corporation may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016 151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and Chemical. The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that Chemical allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. ("KBW") served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. These two cases were consolidated as In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB, per an order entered on May 12, 2016. On October 31, 2016, the plaintiffs in this consolidated action again amended their complaint, adding additional factual allegations, adding KBW as a defendant, and asserting that KBW acted in concert with Chemical to aid and abet breaches of fiduciary duty by Talmer's directors. The Defendants have all filed motions for summary disposition seeking dismissal of all claims with prejudice, and those motions remain pending. Talmer, Chemical, KBW and the individual defendants all believe that the claims asserted against each of them in the above-described consolidated action are without merit and intend to vigorously defend against these consolidated lawsuits.
On June 16, 2016, the same putative class plaintiff that filed the City of Livonia state court action discussed in the preceding paragraph filed a complaint in the United States District Court for the Eastern District of Michigan, styled City of Livonia Employees’ Retirement System v. Chemical Financial Corporation, et. al., Docket No. 1:16-cv-12229. The plaintiff purports to bring this action “individually and on behalf of all others similarly situated,” and requests certification as a class action. The Complaint alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer’s shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys’ and experts’ fees, and that the Court grant such other relief as it deems just and proper. Talmer, Chemical, and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit. On October 18, 2016, the Court entered a stipulated order staying this action until the Oakland County Circuit Court issues rulings on motions for summary disposition that are now pending in In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB. The stay order requires the parties to submit a proposed scheduling order or closing documents, as appropriate, within thirty days after the Oakland County Circuit Court issues rulings on the pending motions for summary disposition.
In addition, the Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Item 1A. Risk Factors
Information concerning risk factors is contained in this report under the heading "Forward-Looking Statements" and in Item 1A, “Risk Factors,” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended March 31, 2017:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 31, 2017	705,035	$51.27	—	500,000
February 28, 2017	31,782	53.61	—	500,000
March 31, 2017	32,873	54.20	—	500,000
Total	769,690	$51.50	—

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

Table of Contents

Item 6. Exhibits
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated January 25, 2016. Previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated January 25, 2016, filed with the SEC on January 26, 2016. Here incorporated by reference.

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

10.1	Chemical Financial Corporation Stock Incentive Plan of 2017.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date:	May 10, 2017	By:	/s/ David B. Ramaker
David B. Ramaker
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 10, 2017	By:	/s/ Dennis L. Klaeser
Dennis L. Klaeser
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

10.1	Chemical Financial Corporation Stock Incentive Plan of 2017.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.