Form 10-Q
period 2017-06-30
CHEMICAL FINANCIAL CORP
filed 2017-08-09
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of August 7, 2017, was 71,144,387 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and the Corporation. Words and phrases such as "anticipates," "believes," "continue," "estimates," "expects," "forecasts," "future," "intends," "is likely," "judgment," "look ahead," "look forward," "on schedule," "opinion," "opportunity," "plans," "potential," "predicts," "probable," "projects," "should," "strategic," "trend," "will," and variations of such words and phrases or similar expressions are intended to identify such forward-looking statements. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to future improvement of core operating efficiency, future levels of loan charge-offs, future levels of provisions for loan losses, real estate valuation, future levels of nonperforming assets, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, future deposit insurance premiums, future asset levels, the effects on earnings of future changes in interest rates, the future level of other revenue sources, future economic trends and conditions, future initiatives to expand the Corporation’s market share, expected performance and cash flows from acquired loans, future effects of new or changed accounting standards, future opportunities for acquisitions, opportunities to increase top line revenues, the Corporation’s ability to grow its core franchise, future cost savings and the Corporation’s ability to maintain adequate liquidity and capital based on the requirements adopted by the Basel Committee on Banking Supervision and U.S. regulators. All statements referencing future time periods are forward-looking.
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

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$230,219	$237,758
Interest-bearing deposits with the Federal Reserve Bank and other banks	389,022	236,644
Total cash and cash equivalents	619,241	474,402
Investment securities:
Available-for-sale, at fair value	1,767,478	1,234,964
Held-to-maturity, at amortized cost (fair value of $640,043 and $608,531, respectively)	645,605	623,427
Total investment securities	2,413,083	1,858,391
Loans held-for-sale, at fair value	65,371	81,830
Loans	13,667,372	12,990,779
Allowance for loan losses	(83,797)	(78,268)
Net loans	13,583,575	12,912,511
Premises and equipment	146,460	145,012
Loan servicing rights ($64,522 and $48,085 measured at fair value, respectively)	64,522	58,315
Goodwill	1,133,534	1,133,534
Other intangible assets	37,322	40,211
Interest receivable and other assets	718,297	650,973
Total assets	$18,781,405	$17,355,179
Liabilities
Deposits:
Noninterest-bearing	$3,626,592	$3,341,520
Interest-bearing	9,577,775	9,531,602
Total deposits	13,204,367	12,873,122
Interest payable and other liabilities	141,702	134,637
Securities sold under agreements to repurchase with customers	310,042	343,047
Short-term borrowings	2,050,000	825,000
Long-term borrowings	435,852	597,847
Total liabilities	16,141,963	14,773,653
Shareholders’ equity
Preferred stock, no par value:
Authorized – 2,000,000 shares at 6/30/17 and 12/31/16, none issued	—	—
Common stock, $1.00 par value per share:
Authorized – 135,000,000 shares at 6/30/17 and 100,000,000 share at 12/31/16
Issued and outstanding – 71,131,042 shares at 6/30/17 and 70,599,133 shares at 12/31/16	71,131	70,599
Additional paid-in capital	2,197,501	2,210,762
Retained earnings	404,939	340,201
Accumulated other comprehensive loss	(34,129)	(40,036)
Total shareholders’ equity	2,639,442	2,581,526
Total liabilities and shareholders’ equity	$18,781,405	$17,355,179
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$141,314	$77,578	$273,799	$151,979
Interest on investment securities:
Taxable	7,125	1,798	11,881	3,727
Tax-exempt	4,426	2,640	8,661	5,305
Dividends on nonmarketable equity securities	1,246	777	1,867	1,033
Interest on deposits with the Federal Reserve Bank, other banks and Federal funds sold	1,022	144	1,821	357
Total interest income	155,133	82,937	298,029	162,401
Interest expense
Interest on deposits	10,582	4,260	19,498	8,319
Interest on short-term borrowings	4,659	226	6,317	326
Interest on long-term borrowings	1,944	956	4,169	1,931
Total interest expense	17,185	5,442	29,984	10,576
Net interest income	137,948	77,495	268,045	151,825
Provision for loan losses	6,229	3,000	10,279	4,500
Net interest income after provision for loan losses	131,719	74,495	257,766	147,325
Noninterest income
Service charges and fees on deposit accounts	8,777	6,337	16,781	12,057
Wealth management revenue	6,958	5,782	12,785	10,983
Other charges and fees for customer services	9,734	6,463	18,625	12,855
Net gain on sale of loans and other mortgage banking revenue	9,879	1,595	19,039	3,000
Gain on sale of investment securities	77	18	167	37
Other	6,143	702	12,181	1,384
Total noninterest income	41,568	20,897	79,578	40,316
Operating expenses
Salaries, wages and employee benefits	52,601	33,127	112,849	67,017
Occupancy	8,745	5,514	16,137	10,419
Equipment and software	8,149	4,875	16,666	9,279
Merger and acquisition-related transaction expenses	465	3,054	4,632	5,648
Other	28,277	12,515	52,149	25,609
Total operating expenses	98,237	59,085	202,433	117,972
Income before income taxes	75,050	36,307	134,911	69,669
Income tax expense	23,036	10,532	35,293	20,289
Net income	$52,014	$25,775	$99,618	$49,380
Earnings per common share:
Basic	$0.73	$0.67	$1.41	$1.29
Diluted	0.73	0.67	1.39	1.28
Cash dividends declared per common share	$0.27	$0.26	$0.54	$0.52
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$52,014	$25,775	$99,618	$49,380
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale arising during the period	5,528	2,121	8,267	6,320
Reclassification adjustment for gains on realized income	(77)	(18)	(167)	(37)
Tax effect	(1,908)	(736)	(2,835)	(2,199)
Net unrealized gains on securities available-for-sale, net of tax	3,543	1,367	5,265	4,084
Unrealized losses on interest rate swaps designated as cash flow hedges	(466)	—	(466)	—
Reclassification adjustment for losses included in net income	409	—	409	—
Net unrealized losses on interest rate swaps designated as cash flow hedges, net of tax	(57)	—	(57)	—
Adjustment for pension and other postretirement benefits	539	(577)	1,076	(1,154)
Tax effect	(189)	202	(377)	404
Net adjustment for pension and other postretirement benefits	350	(375)	699	(750)
Other comprehensive income, net of tax	3,836	992	5,907	3,334
Total comprehensive income, net of tax	$55,850	$26,767	$105,525	$52,714
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances at December 31, 2015	$38,168	$725,280	$281,558	$(29,032)	$1,015,974
Comprehensive income			49,380	3,334	52,714
Cash dividends declared and paid of $0.52 per share			(19,942)		(19,942)
Shares issued – stock options	48	352			400
Shares issued – directors’ stock plans	5	120			125
Shares issued – restricted stock units	45	(797)			(752)
Share-based compensation expense	1	1,779			1,780
Balances at June 30, 2016	$38,267	$726,734	$310,996	$(25,698)	$1,050,299

Balances at December 31, 2016	$70,599	$2,210,762	$340,201	$(40,036)	$2,581,526
Cumulative effect adjustment of change in accounting policy, net of tax impact(1)			3,659		3,659
Comprehensive income			99,618	5,907	105,525
Cash dividends declared and paid of $0.54 per share			(38,539)		(38,539)
Shares issued – stock options	523	(17,601)			(17,078)
Shares issued – restricted stock units	35	(1,331)			(1,296)
Net shares – restricted stock awards	(27)	(1,256)			(1,283)
Share-based compensation expense	1	6,927			6,928
Balances at June 30, 2017	$71,131	$2,197,501	$404,939	$(34,129)	$2,639,442
(1) Refer to Note 1, Basis of Presentation and Significant Accounting Policies and Note 8, Loan Servicing Rights, for further details on the changes in accounting policy.
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$99,618	$49,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,279	4,500
Gain on sales of loans	(20,025)	(3,431)
Proceeds from sales of loans	391,475	119,845
Loans originated for sale	(353,034)	(120,077)
Net gains on sale of investment securities	(167)	(37)
Net gains from sales/writedowns of other real estate and repossessed assets	(871)	(2,512)
Depreciation of premises and equipment	8,989	5,562
Amortization of intangible assets	3,039	4,339
Additions to loan servicing rights	(4,137)	(917)
Valuation change in loan servicing rights	3,591	412
Net amortization of premiums and discounts on investment securities	8,880	2,891
Share-based compensation expense	6,928	1,780
Deferred income tax expense	30,986	—
Net increase in interest receivable and other assets	(105,853)	(12,287)
Net increase (decrease) in interest payable and other liabilities	7,865	(4,139)
Net cash provided by operating activities	87,563	45,309
Cash flows from investing activities
Investment securities – available-for-sale:
Proceeds from maturities, calls and principal reductions	143,335	94,528
Proceeds from sales and redemptions	10,050	5,000
Purchases	(685,689)	—
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	63,339	57,518
Purchases	(86,340)	(101,295)
Net increase in loans	(689,632)	(385,814)
Proceeds from sales of other real estate and repossessed assets	9,606	6,528
Purchases of premises and equipment, net of disposals	(10,437)	(3,897)
Net cash used in investing activities	(1,245,768)	(327,432)
Cash flows from financing activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	354,480	95,263
Net decrease in time deposits	(23,235)	(87,384)
Net increase in securities sold under agreements to repurchase with customers and other short-term borrowings	1,191,995	159,014
Proceeds from issuance of long-term borrowings	—	150,000
Repayment of long-term borrowings	(162,000)	(20,558)
Cash dividends paid	(38,539)	(19,942)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	1,639	653
Cash paid for payroll taxes upon conversion of share-based awards	(21,296)	(752)
Net cash provided by financing activities	1,303,044	276,294
Net increase (decrease) in cash and cash equivalents	144,839	(5,829)
Cash and cash equivalents at beginning of period	474,402	238,789
Cash and cash equivalents at end of period	$619,241	$232,960

Supplemental disclosures of cash flow information:
Interest paid	$30,287	$10,764
Net income tax (refunds) payments	(4,689)	11,700
Loans transferred to other real estate and repossessed assets	6,332	3,370
Net transfer of loans held-for-sale to loans held- for-investment	(1,957)	—
Closed branch offices transferred to other assets	—	1,863
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Note 1: Basis of Presentation and Significant Accounting Policies
Nature of Operations
Chemical Financial Corporation ("Corporation" or "Chemical") operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates within Michigan, Ohio and Indiana as a Michigan state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of seven regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the bank’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is generally uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts, wealth management revenue and net gain on sale of loans and other mortgage banking revenue.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Use of Estimates
Management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, fair value amounts related to business combinations, income taxes, goodwill impairment and those assets and liabilities that require fair value measurement. Actual results could differ from these estimates.
Reclassifications
Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.
Recently Adopted Accounting Principles
Loan Servicing Rights
Effective January 1, 2017, the Corporation elected to account for all loan servicing rights ("LSRs") previously accounted for under the lower of cost or fair value method under the fair value method. The guidance in Accounting Standards Codification Subtopic 860-50, "Transfers and Servicing-Servicing Assets and Liabilities" provides that an entity may make an irrevocable decision to subsequently measure a class of servicing assets and servicing liabilities at fair value at the beginning of any fiscal year. The guidance allows for the Corporation to apply this election prospectively to all new and existing servicing assets and servicing liabilities. Management believes this election will provide more comparable results to peers as many of those within our industry group account for loan servicing rights under the fair value method. The change in accounting policy in the first quarter of 2017 results in a cumulative adjustment to increase retained earnings in the amount of $3.7 million, net of taxes.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Investment Securities
The Corporation has elected to early adopt Accounting Standards Update ("ASU") No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08") during the second quarter of 2017. The guidance in ASU 2017-08 shortens the amortization period for certain callable debt securities that are held at a premium to the earliest call date. Debt securities held at a discount will continue to be amortized as a yield adjustment over the life of the instrument. The early adoption of ASU 2017-08 in the second quarter of 2017 did not have a material impact on the consolidated financial statements.
Note 2: Mergers and Acquisitions
Merger with Talmer Bancorp, Inc.
On August 31, 2016, the Corporation completed a merger with Talmer Bancorp, Inc. ("Talmer") for total consideration of $1.61 billion. As a result of the merger, the Corporation issued 32.1 million shares of its common stock based on an exchange ratio where each Talmer shareholder received 0.4725 shares of the Corporation's common stock, and $1.61 in cash, for each share of Talmer common stock. In conjunction with the merger, the Corporation entered into and drew on a $125.0 million credit facility. The proceeds from the credit facility were used to pay off the Corporation's $25.0 million line-of-credit and a $37.5 million line-of-credit of Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration. The Corporation incurred $4.6 million and $5.6 million of merger and acquisition-related transaction expenses during the six months ended June 30, 2017 and 2016, respectively, primarily related to the merger with Talmer. As a result of the merger, Talmer Bank and Trust became a wholly-owned subsidiary of the Corporation. Talmer Bank and Trust was consolidated with and into Chemical Bank during the fourth quarter of 2016.
The Corporation determined that the merger with Talmer constitutes a business combination as defined by ASC 805. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on the date of acquisition. Fair values were determined in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements. In many cases the determination of the fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following allocation is based on the information that was available to make preliminary estimates of the fair value and may change as additional information becomes available and additional analyses are completed. While the Corporation believes that information provided a reasonable basis for estimating the fair values, it expects that it could obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. This measurement period ends on the earlier of one year after the merger date or the date we receive the information about the facts and circumstances that existed at the merger date. Subsequent adjustments, if necessary, will be reflected in future filings. These refinements include: (1) changes in the estimated fair value of loans acquired: (2) changes in the estimated fair value of intangible assets acquired: (3) changes in deferred tax assets related to fair value estimates and a change in the expected realization of items considered to be net operating loss carry forwards and (4) a change in the goodwill caused by the net effect of these adjustments.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following table presents the allocation of fair value at the merger date:

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
June 30, 2017

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands) (1)	2017	2016	2017	2016
Net interest and other income	$179,516	$168,130	$347,623	$326,100
Net Income	52,014	42,111	99,618	81,163
Earnings per share:
Basic	$0.73	$0.60	$1.41	$1.15
Diluted	0.73	0.59	1.39	1.14

(1) As the business combination was effective August 31, 2016, there were no proforma adjustments for the three and six months ended June 30, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

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
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities — available-for-sale, loans held-for-sale, loan servicing rights and derivatives are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets, at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation’s financial assets and financial liabilities carried at fair value and all financial instruments disclosed at fair value. Transfers of assets or liabilities between levels of the fair value hierarchy are recognized at the beginning of the reporting period, when applicable.
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
June 30, 2017

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
Loans held-for-sale: The Corporation has elected the fair value option for all loans held-for-sale. Accordingly, loans held-for-sale are recorded at fair value on a recurring basis. The fair values of loans held-for-sale are based on the market price for similar loans sold in the secondary market, and therefore, are classified as Level 2 valuations.
Loan servicing rights: Effective January 1, 2017, the Corporation elected to account for all LSRs under the fair value measurement method. LSRs acquired related to the merger with Talmer effective August 31, 2016 were also previously accounted for under the fair value measurement method based on accounting election.  A third party valuation model is used to determine the fair value at the end of each reporting period utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management.  Because of the nature of the valuation inputs, the Corporation classifies loan servicing rights as Level 3.  Refer to Note 8, "Loan Servicing Rights," for the assumptions included in the valuation of loan servicing rights.
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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities. The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at both June 30, 2017 and December 31, 2016 and it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classifies its risk management interest rate swaps designated as cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

Disclosure of Recurring Basis Fair Value Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets and liabilities follow:

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Investment securities – available-for-sale:
U.S. Treasury securities	$5,793	$—	$—	$5,793
Government sponsored agencies	—	247,474	—	247,474
State and political subdivisions	—	292,035	—	292,035
Residential mortgage-backed securities	—	292,912	—	292,912
Collateralized mortgage obligations	—	733,187	—	733,187
Corporate bonds	—	158,168	—	158,168
Preferred stock and trust preferred securities	—	37,909	—	37,909
Total investment securities – available-for-sale	5,793	1,761,685	—	1,767,478
Loans held-for-sale	—	65,371	—	65,371
Loan servicing rights	—	—	64,522	64,522
Derivative assets:
Customer-initiated derivatives	—	8,636	—	8,636
Forward contracts related to mortgage loans to be delivered for sale	—	617	—	617
Interest rate lock commitments	—	1,997	—	1,997
Power Equity CD	—	2,062	—	2,062
Risk management derivatives	—	224	—	224
Total derivatives	—	13,536	—	13,536
Total assets at fair value	$5,793	$1,840,592	$64,522	$1,910,907
Derivative liabilities:
Customer-initiated derivatives	—	9,152	—	9,152
Power Equity CD	—	2,062	—	2,062
Risk management derivatives	—	282	—	282
Total derivatives	—	11,496	—	11,496
Total liabilities at fair value	$—	$11,496	$—	$11,496
December 31, 2016
Investment securities – available-for-sale:
U.S. Treasury securities	$5,793	$—	$—	$5,793
Government sponsored agencies	—	215,011	—	215,011
State and political subdivisions	—	300,088	—	300,088
Residential mortgage-backed securities	—	272,282	—	272,282
Collateralized mortgage obligations	—	320,025	—	320,025
Corporate bonds	—	89,474	—	89,474
Preferred stock and trust preferred securities	—	32,291	—	32,291
Total investment securities – available-for-sale	5,793	1,229,171	—	1,234,964
Loans held-for-sale	—	81,830	—	81,830
Loan servicing rights	—	—	48,085	48,085
Derivative assets:
Customer-initiated derivatives	—	4,406	—	4,406
Forward contracts related to mortgage loans to be delivered for sale	—	635	—	635
Interest rate lock commitments	—	956	—	956
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	8,215	—	8,215
Total assets at fair value	$5,793	$1,319,216	$48,085	$1,373,094
Derivative liabilities:
Customer-initiated derivatives	—	4,141	—	4,141
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	6,359	—	6,359
Total liabilities at fair value	$—	$6,359	$—	$6,359

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

There were no transfers between levels within the fair value hierarchy during the three or six months ended June 30, 2017.
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
(Dollars in thousands)	Loan servicing rights
Balance, beginning of period	$64,604	$48,085
Transfer in based on new accounting policy election(1)	—	15,891
Gains (losses):
Recorded in earnings (realized):
Recorded in "Net gain on sale of loans and other mortgage banking revenue"	(2,466)	(3,591)
New originations	2,384	4,137
Balance, end of period	$64,522	$64,522
(1) Refer to Note 1, Basis of Presentation and Significant Accounting Policies, for further details.

The Corporation has elected the fair value option for loans held-for-sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Corporation's policy on loans held for investment in "Interest and fees on loans" in the Consolidated Statements of Income. There were no loans held-for-sale on nonaccrual status or 90 days past due and on accrual status as of June 30, 2017 and December 31, 2016.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held-for-sale carried at fair value option was as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Aggregate fair value	$65,371	$81,830
Contractual balance	63,162	81,009
Unrealized gain (loss)	2,209	821

The total amount of gains (losses) from loans held-for-sale included in the Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income(1)	$463	$20	$1,014	$39
Change in fair value(2)	787	—	1,388	—
Net gain on sales of loans(2)	13,905	2,135	20,025	3,431
Total included in earnings	$15,155	$2,155	$22,427	$3,470
(1) Included in "Interest and fees on loans" in the Consolidated Statements of Income.
(2) Included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

Investment securities: Investment securities classified as held to maturity are recorded at fair value if the value is below amortized cost and the Corporation has determined that such unrealized loss is an other-than-temporary impairment. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events.

Loans: The Corporation does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan’s observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. Impaired loans where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or management determines the fair value of the collateral is further impaired below the independent appraised value. When management determines the fair value of the collateral is further impaired below appraised value, discounts ranging between 10% and 25% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.

Goodwill: Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At June 30, 2017 and December 31, 2016, no goodwill was impaired.
Other intangible assets: Other intangible assets consist of core deposit intangible assets and non-compete intangible assets. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years for core deposit intangible assets and one year for non-compete intangible assets and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2017 and December 31, 2016, there was no impairment identified for core deposit intangible assets or non-compete intangible assets.
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
June 30, 2017

Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follows:

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Impaired originated loans	$63,694	$63,694
Other real estate/repossessed assets	3,811	3,811
Total	$67,505	$67,505
December 31, 2016
Impaired originated loans	$62,184	$62,184
Other real estate/repossessed assets	1,386	1,386
Loan servicing rights	2	2
Total	$63,572	$63,572
There were no liabilities recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016.
The following table presents additional information about the significant unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

(Dollars in thousands)	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range
Impaired originated loans	$63,694	Appraisal of collateral	Discount for type of collateral and age of appraisal	10%-25%
Other real estate/repossessed assets	3,811	Appraisal of property	Discount for type of property and age of appraisal	10%-25%
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At June 30, 2017 and December 31, 2016, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.
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
June 30, 2017

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
Bank-owned life insurance: Life insurance policies are held on certain officers. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As such, the Corporation classifies the estimated fair value of bank-owned life insurance as Level 2. Bank-owned life insurance is recorded within "Interest receivable and other assets."
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
June 30, 2017

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments not recorded at fair value in their entirety on a recurring basis on the Consolidated Statements of Financial Position was as follows:

	Level in Fair Value Measurement Hierarchy	June 30, 2017		December 31, 2016
(Dollars in thousands)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$619,241	$619,241	$474,402	$474,402
Investment securities:
Held-to-maturity	Level 2	645,105	639,683	622,927	608,221
Held-to-maturity	Level 3	500	360	500	310
Nonmarketable equity securities	Level 2	180,196	180,196	97,350	97,350
Net loans(1)	Level 3	13,583,575	13,758,368	12,912,511	13,069,315
Interest receivable	Level 2	45,832	45,832	42,235	42,235
Bank-owned life insurance	Level 2	145,671	145,671	143,718	143,718
Financial liabilities:
Deposits:
Deposits without defined maturities	Level 2	$10,217,235	$10,217,235	$9,862,755	$9,862,755
Time deposits	Level 2	2,987,132	2,987,779	3,010,367	3,010,048
Total deposits		13,204,367	13,205,014	12,873,122	12,872,803
Interest payable	Level 2	5,112	5,112	5,415	5,415
Securities sold under agreements to repurchase with customers	Level 2	310,042	310,042	343,047	343,047
Short-term borrowings	Level 2	2,050,000	2,048,744	825,000	825,000
Long-term borrowings	Level 2	435,852	431,345	597,847	591,227

(1)	Included $63.7 million and $62.2 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at June 30, 2017 and December 31, 2016:

	Investment Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
U.S. Treasury securities	$5,795	$—	$2	$5,793
Government sponsored agencies	248,021	619	1,166	247,474
State and political subdivisions	297,560	114	5,639	292,035
Residential mortgage-backed securities	296,898	26	4,012	292,912
Collateralized mortgage obligations	737,963	173	4,949	733,187
Corporate bonds	158,828	276	936	158,168
Preferred stock and trust preferred securities	36,070	1,871	32	37,909
Total	$1,781,135	$3,079	$16,736	$1,767,478
December 31, 2016
U.S. Treasury securities	$5,788	$5	$—	$5,793
Government sponsored agencies	216,890	189	2,068	215,011
State and political subdivisions	311,704	163	11,779	300,088
Residential mortgage-backed securities	276,162	112	3,992	272,282
Collateralized mortgage obligations	323,965	63	4,003	320,025
Corporate bonds	90,859	16	1,401	89,474
Preferred stock and trust preferred securities	31,353	1,018	80	32,291
Total	$1,256,721	$1,566	$23,323	$1,234,964

	Investment Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
State and political subdivisions	$645,105	$5,281	$10,703	$639,683
Trust preferred securities	500	—	140	360
Total	$645,605	$5,281	$10,843	$640,043
December 31, 2016
State and political subdivisions	$622,927	$2,648	$17,354	$608,221
Trust preferred securities	500	—	190	310
Total	$623,427	$2,648	$17,544	$608,531
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds	$10,050	$4,356	$10,050	$5,000
Gross gains	77	18	167	37

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following is a summary of the amortized cost and fair value of investment securities at June 30, 2017, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	June 30, 2017
(Dollars in thousands)	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:
Due in one year or less	$345,833	$344,064
Due after one year through five years	731,523	726,231
Due after five years through ten years	488,832	485,107
Due after ten years	213,558	210,229
Preferred stock	1,389	1,847
Total	$1,781,135	$1,767,478
Investment Securities Held-to-Maturity:
Due in one year or less	$85,434	$85,398
Due after one year through five years	253,002	251,488
Due after five years through ten years	143,396	141,140
Due after ten years	163,773	162,017
Total	$645,605	$640,043
Securities with a carrying value of $1.05 billion and $794.0 million were pledged at June 30, 2017 and December 31, 2016, respectively, to secure borrowings and deposits.
At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. As of June 30, 2017, the Corporation’s securities portfolio consisted of 2,336 securities, 1,351 of which were in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2017
U.S. Treasury securities	$5,793	$2	$—	$—	$5,793	$2
Government sponsored agencies	104,655	1,042	10,816	124	115,471	1,166
State and political subdivisions	614,276	15,504	46,588	838	660,864	16,342
Residential mortgage-backed securities	284,277	4,012	—	—	284,277	4,012
Collateralized mortgage obligations	627,054	4,765	11,061	184	638,115	4,949
Corporate bonds	111,931	935	1,499	1	113,430	936
Trust preferred securities	3,843	32	360	140	4,203	172
Total	$1,751,829	$26,292	$70,324	$1,287	$1,822,153	$27,579
December 31, 2016
Government sponsored agencies	$105,702	$1,707	$15,023	$361	$120,725	$2,068
State and political subdivisions	758,063	28,158	26,810	975	784,873	29,133
Residential mortgage-backed securities	244,239	3,992	—	—	244,239	3,992
Collateralized mortgage obligations	279,001	3,778	14,754	225	293,755	4,003
Corporate bonds	80,536	1,401	—	—	80,536	1,401
Trust preferred securities	10,699	80	310	190	11,009	270
Total	$1,478,240	$39,116	$56,897	$1,751	$1,535,137	$40,867

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of June 30, 2017, represented other-than-temporary impairment (OTTI) as the unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates and not credit issues. Management believed that the unrealized losses on investment securities at June 30, 2017 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.

At June 30, 2017, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at June 30, 2017, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

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
Real estate construction and land development — Real estate construction loans represent secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Land development loans represent secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at June 30, 2017 and December 31, 2016 were primarily comprised of loans to develop residential properties.
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
June 30, 2017

Commercial, commercial real estate, and real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of the Corporation's loans follows:

(Dollars in thousands)	Originated	Acquired(1)	Total Loans
June 30, 2017
Commercial loan portfolio:
Commercial	$2,184,283	$1,175,878	$3,360,161
Commercial real estate	2,405,772	1,918,551	4,324,323
Real estate construction and land development	349,395	97,283	446,678
Subtotal	4,939,450	3,191,712	8,131,162
Consumer loan portfolio:
Residential mortgage	1,683,550	1,441,847	3,125,397
Consumer installment	1,429,088	124,879	1,553,967
Home equity	607,534	249,312	856,846
Subtotal	3,720,172	1,816,038	5,536,210
Total loans	$8,659,622	$5,007,750	$13,667,372	(2)
December 31, 2016
Commercial loan portfolio:
Commercial	$1,901,526	$1,315,774	$3,217,300
Commercial real estate	1,921,799	2,051,341	3,973,140
Real estate construction and land development	281,724	122,048	403,772
Subtotal	4,105,049	3,489,163	7,594,212
Consumer loan portfolio:
Residential mortgage	1,475,342	1,611,132	3,086,474
Consumer installment	1,282,588	151,296	1,433,884
Home equity	595,422	280,787	876,209
Subtotal	3,353,352	2,043,215	5,396,567
Total loans	$7,458,401	$5,532,378	$12,990,779	(2)
(1) Acquired loans are accounted for under ASC 310-30.
(2) Reported net of deferred costs totaling $20.0 million and $14.8 million at June 30, 2017 and December 31, 2016, respectively.

The Corporation acquired loans at fair value as of the acquisition date, which includes loans acquired in the acquisitions of Talmer, Lake Michigan Financial Corporation ("Lake Michigan"), Monarch Community Bancorp, Inc. ("Monarch"), Northwestern Bancorp, Inc. ("Northwestern") and O.A.K. Financial Corporation ("OAK"). Acquired loans are accounted for under ASC 310-30 which recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. The accretable discount is recognized over the expected remaining life of the acquired loans on a pool basis.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

(Dollars in thousands)	Talmer	Lake Michigan	Monarch	North-western	OAK	Total
Three Months Ended June 30, 2017
Balance at beginning of period	$774,778	$113,211	$26,055	$64,897	$21,467	$1,000,408
Accretion recognized in interest income	(45,091)	(7,583)	(1,159)	(5,467)	(3,314)	(62,614)
Net reclassification (to) from nonaccretable difference(1)	71,682	15,944	(626)	11,782	1,643	100,425
Balance at end of period	$801,369	$121,572	$24,270	$71,212	$19,796	$1,038,219

Three Months Ended June 30, 2016
Balance at beginning of period	$—	$137,975	$33,235	$76,368	$27,036	$274,614
Accretion recognized in interest income	—	(8,338)	(1,385)	(4,028)	(3,727)	(17,478)
Net reclassification (to) from nonaccretable difference(1)	—	(4,294)	(991)	1,406	3,283	(596)
Balance at end of period	$—	$125,343	$30,859	$73,746	$26,592	$256,540

Six Months Ended June 30, 2017
Balance at beginning of period	$798,210	$121,416	$27,182	$69,847	$23,316	$1,039,971
Accretion recognized in interest income	(89,662)	(14,849)	(2,340)	(9,359)	(6,591)	(122,801)
Net reclassification (to) from nonaccretable difference(1)	92,821	15,005	(572)	10,724	3,071	121,049
Balance at end of period	$801,369	$121,572	$24,270	$71,212	$19,796	$1,038,219

Six Months Ended June 30, 2016
Balance at beginning of period	$—	$152,999	$34,558	$82,623	$28,077	$298,257
Accretion recognized in interest income	—	(17,291)	(2,836)	(8,029)	(6,284)	(34,440)
Net reclassification (to) from nonaccretable difference(1)	—	(10,365)	(863)	(848)	4,799	(7,277)
Balance at end of period	$—	$125,343	$30,859	$73,746	$26,592	$256,540
(1) The net reclassification results from changes in expected cash flows of the acquired loans which may include increases in the amount of contractual principal and interest expected to be collected due to improvement in credit quality, increases in balances outstanding from advances, renewals, extensions and interest rates; as well as reductions in contractual principal and interest expected to be collected due to credit deterioration, payoffs, and decreases in interest rates.
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
The Corporation, through Chemical Bank, has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $2.0 million requiring group loan authority approval, except for six executive and senior officers who have varying loan limits exceeding $2.0 million and up to $3.5 million. With respect to the group loan authorities, Chemical Bank has various regional loan committees that meet weekly to consider loans ranging in amounts of $2.0 million to $5.0 million, and a senior loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $5.0 million to $10.0 million, depending on risk rating and credit action required. A directors’ loan committee of Chemical Bank, consisting of eight independent directors of Chemical Bank, the chief executive officer of Chemical Bank and the chief credit officer of Chemical Bank, meets bi-weekly

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

to consider loans in amounts over $10.0 million, and certain loans under $10.0 million depending on a loan’s risk rating and credit action required. Loans over $25.0 million require the approval of the board of directors of Chemical Bank.
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

Doubtful: Loans with all the characteristics of a loan classified as Substandard, with the added characteristic that credit weaknesses make collection in full highly questionable and improbable. The primary source of repayment is nonexistent and there is doubt as to the value of the secondary source of repayments. A doubtful asset has a high probability of total or substantial loss, but because of pending events that may strengthen the asset, its classification as loss is deferred.

Loss: An asset classified as loss is considered uncollectible and of such little value that the continuance as a bankable asset is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even through partial recovery may occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following schedule presents the recorded investment of loans in the commercial loan portfolio by credit risk categories at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017
Originated Portfolio:
Commercial	$2,101,781	$31,051	$47,871	$3,580	$2,184,283
Commercial real estate	2,341,493	29,840	33,390	1,049	2,405,772
Real estate construction and land development	349,339	—	56	—	349,395
Subtotal	4,792,613	60,891	81,317	4,629	4,939,450
Acquired Portfolio:
Commercial	1,100,238	30,686	44,951	3	1,175,878
Commercial real estate	1,777,461	62,807	78,118	165	1,918,551
Real estate construction and land development	93,301	1,941	2,041	—	97,283
Subtotal	2,971,000	95,434	125,110	168	3,191,712
Total	$7,763,613	$156,325	$206,427	$4,797	$8,131,162
December 31, 2016
Originated Portfolio:
Commercial	$1,803,750	$44,809	$51,898	$1,069	$1,901,526
Commercial real estate	1,849,315	36,981	35,502	1	1,921,799
Real estate construction and land development	280,968	157	599	—	281,724
Subtotal	3,934,033	81,947	87,999	1,070	4,105,049
Acquired Portfolio:
Commercial	1,218,848	46,643	50,283	—	1,315,774
Commercial real estate	1,897,011	61,441	92,636	253	2,051,341
Real estate construction and land development	117,505	1,982	2,561	—	122,048
Subtotal	3,233,364	110,066	145,480	253	3,489,163
Total	$7,167,397	$192,013	$233,479	$1,323	$7,594,212
Consumer Loan Portfolio
The Corporation evaluates the credit quality of loans in the consumer loan portfolio based on the performing or nonperforming status of the loan. Loans in the consumer loan portfolio that are performing in accordance with original contractual terms and are less than 90 days past due and accruing interest are considered to be in a performing status, while those that are in nonaccrual status, contractually past due 90 days or more as to interest or principal payments, are considered to be in a nonperforming status. Loans accounted for under ASC 310-30, "Acquired loans", that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded in pools at their net realizable value based on the principal and interest the Corporation expects to collect on these loans.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
June 30, 2017
Originated Loans:
Performing	$1,675,836	$1,428,331	$603,663	$3,707,830
Nonperforming	7,714	757	3,871	12,342
Subtotal	1,683,550	1,429,088	607,534	3,720,172
Acquired Loans	1,441,847	124,879	249,312	1,816,038
Total	$3,125,397	$1,553,967	$856,846	$5,536,210
December 31, 2016
Originated Loans:
Performing	$1,468,373	$1,281,709	$592,071	$3,342,153
Nonperforming	6,969	879	3,351	11,199
Subtotal	1,475,342	1,282,588	595,422	3,353,352
Acquired Loans	1,611,132	151,296	280,787	2,043,215
Total	$3,086,474	$1,433,884	$876,209	$5,396,567

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

A summary of nonperforming loans follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Nonperforming assets
Nonaccrual loans:
Commercial	$18,773	$13,178
Commercial real estate	19,723	19,877
Real estate construction and land development	56	80
Residential mortgage	7,714	6,969
Consumer installment	757	879
Home equity	3,871	3,351
Total nonaccrual loans	50,894	44,334
Other real estate owned and repossessed assets	14,582	17,187
Total nonperforming assets	$65,476	$61,521
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30
Commercial	58	11
Commercial real estate	262	277
Home equity	2,026	995
Total accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30	$2,346	$1,283
The Corporation’s nonaccrual loans at June 30, 2017 and December 31, 2016 included $25.7 million and $30.5 million, respectively, of nonaccrual TDRs.
The Corporation had $4.6 million of residential mortgage loans that were in the process of foreclosure at June 30, 2017, compared to $7.3 million at December 31, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Loan delinquency, excluding acquired loans accounted for under ASC 310-30, was as follows:

(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
June 30, 2017
Originated Portfolio:
Commercial	$6,578	$5,408	$7,604	$19,590	$2,164,693	$2,184,283	$58
Commercial real estate	21,106	7,518	5,221	33,845	2,371,927	2,405,772	262
Real estate construction and land development	—	—	—	—	349,395	349,395	—
Residential mortgage	411	2,607	1,418	4,436	1,679,114	1,683,550	—
Consumer installment	2,553	363	156	3,072	1,426,016	1,429,088	—
Home equity	3,798	1,095	2,775	7,668	599,866	607,534	2,026
Total	$34,446	$16,991	$17,174	$68,611	$8,591,011	$8,659,622	$2,346
December 31, 2016
Originated Portfolio:
Commercial	$10,421	$4,842	$3,641	$18,904	$1,882,622	$1,901,526	$11
Commercial real estate	6,551	1,589	5,165	13,305	1,908,494	1,921,799	277
Real estate construction and land development	2,721	499	—	3,220	278,504	281,724	—
Residential mortgage	3,147	62	1,752	4,961	1,470,381	1,475,342	—
Consumer installment	3,991	675	238	4,904	1,277,684	1,282,588	—
Home equity	3,097	893	2,349	6,339	589,083	595,422	995
Total	$29,928	$8,560	$13,145	$51,633	$7,406,768	$7,458,401	$1,283

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following schedules present impaired loans by classes of loans at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
June 30, 2017
Impaired loans with a valuation allowance:
Commercial	$28,623	$31,419	$4,335
Commercial real estate	20,209	25,552	1,334
Real estate construction and land development	189	189	4
Residential mortgage	16,711	16,711	724
Consumer installment	851	851	88
Home equity	4,658	4,658	1,062
Subtotal	71,241	79,380	7,547
Impaired loans with no related valuation allowance:
Commercial	7,677	9,761	—
Commercial real estate	21,512	25,411	—
Real estate construction and land development	56	56	—
Residential mortgage	4,386	4,386	—
Home equity	1,258	1,258	—
Subtotal	34,889	40,872	—
Total impaired loans:
Commercial	36,300	41,180	4,335
Commercial real estate	41,721	50,963	1,334
Real estate construction and land development	245	245	4
Residential mortgage	21,097	21,097	724
Consumer installment	851	851	88
Home equity	5,916	5,916	1,062
Total	$106,130	$120,252	$7,547
December 31, 2016
Impaired loans with a valuation allowance:
Commercial	$28,925	$33,209	$3,128
Commercial real estate	21,318	27,558	2,102
Real estate construction and land development	177	177	4
Residential mortgage	20,864	20,864	3,528
Consumer installment	879	879	240
Home equity	2,577	2,577	390
Subtotal	74,740	85,264	9,392
Impaired loans with no related valuation allowance:
Commercial	7,435	11,153	—
Commercial real estate	20,588	23,535	—
Real estate construction and land development	80	80	—
Residential mortgage	3,252	3,252	—
Home equity	774	774	—
Subtotal	32,129	38,794	—
Total impaired loans:
Commercial	36,360	44,362	3,128
Commercial real estate	41,906	51,093	2,102
Real estate construction and land development	257	257	4
Residential mortgage	24,116	24,116	3,528
Consumer installment	879	879	240
Home equity	3,351	3,351	390
Total	$106,869	$124,058	$9,392

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following schedule presents additional information regarding impaired loans by classes of loans segregated by those requiring a valuation allowance and those not requiring a valuation allowance for the three and six months ended June 30, 2017 and 2016, and the respective interest income amounts recognized:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status
Impaired loans with a valuation allowance:
Commercial	$24,493	$201	$3,867	$—	$25,103	$425	$7,209	$—
Commercial real estate	19,026	202	3,360	—	19,530	405	5,476	—
Real estate construction and land development	141	3	—	—	151	5	—	—
Residential mortgage	16,243	68	20,949	333	16,821	302	20,969	666
Consumer installment	682	1	—	—	731	2	—	—
Home equity	4,024	16	—	—	4,047	37	—	—
Subtotal	$64,609	$491	$28,176	$333	$66,383	$1,176	$33,654	$666
Impaired loans with no related valuation allowance:
Commercial	$11,010	$48	$32,502	$310	$10,153	$78	$31,952	$587
Commercial real estate	25,183	99	45,679	312	24,329	203	45,708	692
Real estate construction and land development	106	—	860	2	93	—	889	8
Residential mortgage	4,581	10	5,094	—	4,194	17	5,121	—
Consumer installment	142	—	281	—	179	—	311	—
Home equity	1,162	5	1,984	—	1,021	6	2,186	—
Subtotal	$42,184	$162	$86,400	$624	$39,969	$304	$86,167	$1,287
Total impaired loans:
Commercial	$35,503	$249	$36,369	$310	$35,256	$503	$39,161	$587
Commercial real estate	44,209	301	49,039	312	43,859	608	51,184	692
Real estate construction and land development	247	3	860	2	244	5	889	8
Residential mortgage	20,824	78	26,043	333	21,015	319	26,090	666
Consumer installment	824	1	281	—	910	2	311	—
Home equity	5,186	21	1,984	—	5,068	43	2,186	—
Total	$106,793	$653	$114,576	$957	$106,352	$1,480	$119,821	$1,953
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely.

Impaired loans included $55.2 million and $62.5 million at June 30, 2017 and December 31, 2016, respectively, of accruing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following tables present the recorded investment of loans modified into TDRs during the three and six months ended June 30, 2017 and 2016 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Pre-modification recorded investment	Post-modification recorded investment
For the three months ended June 30, 2017
Commercial loan portfolio:
Commercial	$285	$266	$—	7	$564	$551
Commercial real estate	—	65	122	3	194	187
Subtotal	285	331	122	10	758	738
Consumer loan portfolio:
Residential mortgage	37	261	—	5	316	298
Consumer installment	22	—	—	4	24	22
Home equity	153	—	—	4	160	153
Subtotal	212	261	—	13	500	473
Total loans	$497	$592	$122	23	$1,258	$1,211
For the six months ended June 30, 2017
Commercial loan portfolio:
Commercial	$335	$1,367	$579	12	$2,303	$2,281
Commercial real estate	447	140	122	6	716	709
Subtotal	782	1,507	701	18	3,019	2,990
Consumer loan portfolio:
Residential mortgage	135	261	—	6	414	396
Consumer installment	32	—	—	6	35	32
Home equity	264	—	—	5	325	264
Subtotal	431	261	—	17	774	692
Total loans	$1,213	$1,768	$701	35	$3,793	$3,682

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

	Concession type
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Pre-modification recorded investment	Post-modification recorded investment
For the three months ended June 30, 2016
Commercial loan portfolio:
Commercial	$2,399	$—	$1,750	21	$4,149	$4,149
Commercial real estate	1,454	—	—	2	1,454	1,454
Subtotal	3,853	—	1,750	23	5,603	5,603
Consumer loan portfolio:
Residential mortgage	174	—	—	2	174	174
Consumer installment	47	—	—	8	47	47
Home equity	98	171	—	4	269	269
Subtotal	319	171	—	14	490	490
Total loans	$4,172	$171	$1,750	37	$6,093	$6,093
For the six months ended June 30, 2016
Commercial loan portfolio:
Commercial	$6,231	$—	$1,750	28	$7,981	$7,981
Commercial real estate	2,441	—	—	6	2,441	2,441
Subtotal	8,672	—	1,750	34	10,422	10,422
Consumer loan portfolio:
Residential mortgage	279	—	—	3	279	279
Consumer installment	80	—	—	12	80	80
Home equity	127	208	—	6	335	335
Subtotal	486	208	—	21	694	694
Total loans	$9,158	$208	$1,750	55	$11,116	$11,116
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
The following schedule presents the Corporation's TDRs at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Accruing TDRs	Nonaccrual TDRs	Total
June 30, 2017
Commercial loan portfolio	$39,714	$21,296	$61,010
Consumer loan portfolio	15,522	4,409	19,931
Total	$55,236	$25,705	$80,941
December 31, 2016
Commercial loan portfolio	$45,388	$25,397	$70,785
Consumer loan portfolio	17,147	5,134	22,281
Total	$62,535	$30,531	$93,066

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following schedule includes TDRs for which there was a payment default during the three and six months ended June 30, 2017 and 2016, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	For The Three Months Ended June 30, 2017		For The Six Months Ended June 30, 2017
(Dollars in thousands)	Number of loans	Principal balance	Number of loans	Principal balance
Commercial loan portfolio (commercial)	2	$997	5	$1,617
Consumer loan portfolio (residential mortgage)	3	58	5	163
Total	5	$1,055	10	$1,780

	For The Three Months Ended June 30, 2016		For The Six Months Ended June 30, 2016
(Dollars in thousands)	Number of loans	Principal balance	Number of loans	Principal balance
Commercial loan portfolio (commercial real estate)	1	$788	2	$1,721
Consumer loan portfolio (residential mortgage)	1	—	2	—
Total	2	$788	4	$1,721
At June 30, 2017, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $1.6 million.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the three and six months ended June 30, 2017 and 2016, and details regarding the balance in the allowance and the recorded investment in loans at June 30, 2017 by impairment evaluation method.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Changes in allowance for loan losses for the three months ended June 30, 2017:
Beginning balance	$54,315	$24,459	$78,774
Provision for loan losses	4,084	2,145	6,229
Charge-offs	(726)	(1,578)	(2,304)
Recoveries	282	816	1,098
Ending balance	$57,955	$25,842	$83,797
Changes in allowance for loan losses for the six months ended June 30, 2017:
Beginning balance	$51,201	$27,067	$78,268
Provision for loan losses	8,476	1,803	10,279
Charge-offs	(3,417)	(4,461)	(7,878)
Recoveries	1,695	1,433	3,128
Ending balance	$57,955	$25,842	$83,797
Changes in allowance for loan losses for the three months ended June 30, 2016:
Beginning balance	$44,668	$25,650	$70,318
Provision for loan losses	900	2,100	3,000
Charge-offs	(2,542)	(1,078)	(3,620)
Recoveries	1,202	606	1,808
Ending balance	$44,228	$27,278	$71,506
Changes in allowance for loan losses for the six months ended June 30, 2016:
Beginning balance	$47,234	$26,094	$73,328
Provision for loan losses	1,900	2,600	4,500
Charge-offs	(6,438)	(2,640)	(9,078)
Recoveries	1,532	1,224	2,756
Ending balance	$44,228	$27,278	$71,506
Allowance for loan losses balance at June 30, 2017 attributable to:
Loans individually evaluated for impairment	$5,673	$1,874	$7,547
Loans collectively evaluated for impairment	52,282	23,968	76,250
Loans acquired with deteriorated credit quality	—	—	—
Total	$57,955	$25,842	$83,797
Recorded investment (loan balance) at June 30, 2017:
Loans individually evaluated for impairment	$78,266	$27,864	$106,130
Loans collectively evaluated for impairment	4,861,184	3,692,308	8,553,492
Loans acquired with deteriorated credit quality	3,191,712	1,816,038	5,007,750
Total	$8,131,162	$5,536,210	$13,667,372

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

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
Note 6: Other Real Estate Owned and Repossessed Assets

Changes in other real estate owned and repossessed assets, included in interest receivable and other assets on the consolidated statements of financial position, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2017	$16,812	$375
Other additions (1)	3,776	2,556
Net payments received	(202)	—
Disposals	(5,976)	(1,986)
Write-downs	(773)	—
Balance at June 30, 2017	$13,637	$945

Balance at January 1, 2016	$9,716	$219
Other additions (1)	2,155	1,215
Net payments received	(85)	(764)
Disposals	(3,230)	(556)
Write-downs	(230)	—
Balance at June 30, 2016	$8,326	$114

(1)	Includes loans transferred to other real estate owned and other repossessed assets.

At June 30, 2017, the Corporation had $0.9 million of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In addition, there were $4.6 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of "Other expense" in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended June 30, 2017
Net gain (loss) on sale	$768	$(93)
Write-downs	(504)	—
Net operating expenses	(710)	(3)
Total	$(446)	$(96)
For the six months ended June 30, 2017
Net gain (loss) on sale	$1,815	$(171)
Write-downs	(773)	—
Net operating expenses	(1,218)	(6)
Total	$(176)	$(177)
For the three months ended June 30, 2016
Net gain (loss) on sale	$1,320	$708
Write-downs	(63)	—
Net operating expenses	(260)	1
Total	$997	$709
For the six months ended June 30, 2016
Net gain (loss) on sale	$2,042	$700
Write-downs	(230)	—
Net operating expenses	(412)	(3)
Total	$1,400	$697

Note 7: Goodwill
Goodwill was $1.13 billion for both the periods ended June 30, 2017 and December 31, 2016. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and acquired organizations. The Corporation recorded goodwill in the amount of $846.7 million related to the merger with Talmer completed on August 31, 2016.
Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment review performed as of October 31, 2016 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through June 30, 2017 and that the Corporation's goodwill was not impaired at June 30, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

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
The Corporation elected to account for LSRs acquired related to the merger with Talmer under the fair value measurement method. Prior to January 1, 2017, the Corporation accounted for all other LSRs at the lower of cost or fair value ("Amortized LSRs"). The Corporation elected as of January 1, 2017 to account for all previously Amortized LSRs under the fair value measurement method. This change in accounting policy resulted in a cumulative adjustment to retained earnings as of January 1, 2017 in the amount of $3.7 million. For further information on this election, refer to Note 1, Basis of Presentation and Significant Accounting Policies.
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

(Dollars in thousands)	Commercial Real Estate	Mortgage	Total
For the three months ended June 30, 2017
Fair value, beginning of period	$320	$64,284	$64,604
Additions from loans sold with servicing retained	188	2,196	2,384
Changes in fair value due to:
Reductions from pay-offs, pay downs and run-off	(22)	(642)	(664)
Changes in estimates of fair value (1)	—	(1,802)	(1,802)
Fair value, end of period	$486	$64,036	$64,522
For the six months ended June 30, 2017	344	47741	48085
Fair value, beginning of period	$344	$47,741	$48,085
Transfers based on new accounting policy election	—	15,891	15,891
Additions from loans sold with servicing retained	188	3,949	4,137
Changes in fair value due to:	0	0
Reductions from pay-offs, pay downs and run-off	(46)	(1,224)	(1,270)
Changes in estimates of fair value (1)	—	(2,321)	(2,321)
Fair value, end of period	$486	$64,036	$64,522
Principal balance of loans serviced for others that have servicing capitalized	$47,349	$7,167,904	$7,215,253
(1) Represents estimated LSR value change resulting primarily from market-driven changes in interest rates and prepayments. Included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

During the three and six months ended June 30, 2016, the Corporation accounted for LSRs using the amortization method. Activity for LSRs and the related valuation allowance for the three and six months ended June 30, 2016 are as follows:

(Dollars in thousands)	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Balance at beginning of period	$10,478	$11,122
Additions	586	917
Amortization	(975)	(1,950)
Change in valuation allowance	(412)	(412)
Balance at end of period	$9,677	$9,677

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of June 30, 2017 and December 31, 2016.

Mortgage
As of June 30, 2017
Prepayment speed	0.0 - 35.7%
Weighted average ("WA") discount rate	10.1%
Cost to service/per year	$65
Ancillary income/per year	$31
WA float range	1.2%
As of December 31, 2016
Prepayment speed	0.0 - 99.8%
WA discount rate	10.1%
Cost to service/per year	$65-$90
Ancillary income/per year	$28
WA float range	1.0%

The Corporation realized total loan servicing fee income, included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income, of $4.5 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $9.1 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

Note 9: Other Intangible Assets
The following table shows the net carrying value of the Corporation’s other intangible assets:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Core deposit intangible assets	$37,235	$40,211
Non-compete intangible assets	87	—
Total other intangible assets	$37,322	$40,211
The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Gross original amount	$59,143	$59,143
Accumulated amortization	21,908	18,932
Net carrying amount	$37,235	$40,211

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Amortization expense recognized on core deposit intangible assets was $1.5 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.
The estimated future amortization expense on core deposit intangible assets for periods ending after June 30, 2017 is as follows: 2017 — $3.0 million; 2018 — $5.7 million; 2019 — $5.4 million; 2020 — $4.9 million; 2021 — $4.5 million; 2022 and thereafter — $13.8 million.
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

The Corporation utilizes interest rate swaps designated as cash flow hedges for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. These interest rate swaps designated as cash flow hedges are used to manage differences in the amount, timing and duration of the Corporation's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative instruments with the changes in cash flows of the designated hedged transactions. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Corporation's cash flow hedges had no amount of ineffectiveness included in net income during each period presented. The Corporation expects the hedges to remain fully effective during the remaining terms of the swaps.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following table presents the notional amount and fair value of the Corporation’s derivative instruments held or issued in connection with customer-initiated and mortgage banking activities.

	June 30, 2017			December 31, 2016
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$400,000	$224	$282	$—	$—	$—
Total risk management purposes	400,000	224	282	—	—	—
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	1,055,917	8,636	9,152	600,598	4,406	4,141
Forward contracts related to mortgage loans to be delivered for sale	168,533	617	—	140,155	635	—
Interest rate lock commitments	120,095	1,997	—	76,034	956	—
Power Equity CD	38,540	2,062	2,062	36,807	2,218	2,218
Total customer-initiated and mortgage banking derivatives	1,383,085	13,312	11,214	853,594	8,215	6,359
Total gross derivatives	$1,783,085	$13,536	$11,496	$853,594	$8,215	$6,359

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Position.

(2)
Derivative assets are included within "Interest receivable and other assets" and derivative liabilities are included within "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $538 thousand at June 30, 2017 and $99 thousand at December 31, 2016.

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Location of Gain (Loss)	2017	2016	2017	2016
Forward contracts related to mortgage loans to be delivered for sale	Net gain on sale of loans and other mortgage banking revenue	$959	$(409)	$(18)	$(642)
Interest rate lock commitments	Net gain on sale of loans and other mortgage banking revenue	(181)	325	1,041	486
Customer-initiated derivatives	Other noninterest income	(551)	—	(781)	—
Total gain (loss) recognized in income		$227	$(84)	$242	$(156)

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2017.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other noninterest income (Ineffective portion)
Three Months Ended June 30, 2017
Interest rate swaps designated as cash flow hedges	$(57)	$(409)	$—
Six Months Ended June 30, 2017
Interest rate swaps designated as cash flow hedges	$(57)	$(409)	$—

At June 30, 2017, the Corporation expected $1.2 million of unrealized losses to be reclassified as an increase to interest expense during the following twelve months.

Methods and assumptions used by the Corporation in estimating the fair value of its forward contracts, interest rate lock commitments and customer-initiated derivatives are discussed in Note 3: Fair Value Measurements.

Balance Sheet Offsetting

Certain financial instruments, including customer-initiated derivatives and interest rate swaps, may be eligible for offset in the Consolidated Statements of Financial Position and/or subject to master netting arrangements or similar agreements.  The Corporation is party to master netting arrangements with its financial institution counterparties; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes based on an accounting policy election.  The tables below present information about the Corporation’s financial instruments that are eligible for offset.

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial position	Financial instruments	Collateral (received)/posted	Net Amount
June 30, 2017
Offsetting derivative assets
Derivative assets	$8,838	$—	$8,838	$—	$—	$8,838
Offsetting derivative liabilities
Derivative liabilities	9,434	—	9,434	—	9,037	397
December 31, 2016
Offsetting derivative assets
Derivative assets	$4,405	$—	$4,405	$—	$—	$4,405
Offsetting derivative liabilities
Derivative liabilities	4,141	—	4,141	—	2,550	1,591

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Note 11: Investments in Qualified Affordable Housing Projects, Federal Historic Projects and New Market Tax Credits

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
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.8 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively, and $1.5 million and $1.2 million during the six months ended June 30, 2017 and 2016, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $36.2 million at June 30, 2017 and $29.5 million at December 31, 2016.
Under the equity method, the Corporation's share of the earnings or losses are included in "Other operating expenses" on the Consolidated Statements of Income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $20.2 million and $10.9 million at June 30, 2017 and December 31, 2016, respectively.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. The Corporation's remaining unfunded equity contributions totaled $31.6 million and $16.0 million at June 30, 2017 and December 31, 2016, respectively.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. There were no impairment losses recognized as of June 30, 2017 or December 31, 2016.
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
At June 30, 2017 and December 31, 2016, the Corporation had $139.0 million and $118.9 million, respectively, of outstanding financial and performance standby letters of credit. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at June 30, 2017 and December 31, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may not require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, accounts receivable, inventory, plant or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally not collateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Corporation is committed. At June 30, 2017 and December 31, 2016, the Corporation had $2.93 billion and $2.70 billion, respectively, of commitments to extend credit. The Corporation had undisbursed loan commitments of $606.7 million and $578.2 million at June 30, 2017 and December 31, 2016, respectively. Undisbursed loan commitments are not included in loans on the Consolidated Statements of Financial Position. The majority of undisbursed loan commitments will be funded and convert to a portfolio loan within a one year period.
The allowance for credit losses on lending-related commitments included $1.1 million and $1.3 million at June 30, 2017 and December 31, 2016, respectively, for probable credit losses inherent in the Corporation's unused commitments and was recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Contingencies and Guarantees
The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by Talmer, for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $14.8 million and $16.9 million at June 30, 2017 and December 31, 2016, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $14.2 million and $16.1 million at June 30, 2017 and December 31, 2016, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At both June 30, 2017 and December 31, 2016, the Corporation had recorded a liability of $0.2 million in connection with the recourse agreements, recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Representations and Warranties
In connection with the Corporation's mortgage banking loan sales, and the historical sales of Talmer, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At June 30, 2017 and December 31, 2016, respectively, the liability recorded in connection with these representations and warranties totaled $5.5 million and $6.5 million, respectively.
A summary of the reserve for representations and warranties of the Corporation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Reserve balance at beginning of period	$5,689	$3,825	$6,459	$4,048
Reserve reduction	(220)	—	(990)	(150)
Charge-offs	—	—	—	(73)
Ending reserve balance	$5,469	$3,825	$5,469	$3,825

(Dollars in thousands)	June 30, 2017	December 31, 2016
Reserve balance
Liability for specific claims	$9	$730
General allowance	5,460	5,729
Total reserve balance	$5,469	$6,459

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Note 13: Borrowings
A summary of the Corporation's short- and long-term borrowings follows:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Securities sold under agreements to repurchase with customers:
Securities sold under agreements to repurchase with customers	$310,042	0.26%	$343,047	0.16%
Short-term borrowings:
FHLB advances: 0.96% - 1.40% fixed-rate notes	2,050,000	1.02	825,000	0.65
Long-term borrowings:
FHLB advances: 0.92% - 7.44% fixed-rate notes due 2017 to 2020(2)	351,324	1.30	438,538	1.24
Securities sold under agreements to repurchase: 1.48% - 2.75% fixed-rate notes due in 2017(3)	9,048	2.11	19,144	3.17
Line-of-credit: floating-rate based on one-month LIBOR plus 1.75%	59,854	2.80	124,625	2.52
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035(4)	11,354	3.42	11,285	3.14
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 3.25% due in 2032(5)	4,272	4.40	4,255	4.25
Total long-term borrowings	435,852	1.61	597,847	1.63
Total borrowings	$2,795,894	1.03%	$1,765,894	0.89%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The June 30, 2017 balances include advances payable of $350.9 million and purchase accounting premiums of $0.5 million. The December 31, 2016 balance includes advances payable of $437.8 million and purchase accounting premiums of $0.7 million.

(3)
The June 30, 2017 balance includes advances payable of $9.0 million and purchase accounting premiums of $55 thousand. The December 31, 2016 balance includes advance payable of $19.0 million and purchase accounting premiums of $0.1 million.

(4)
The June 30, 2017 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.6 million. The December 31, 2016 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.7 million.

(5)
The June 30, 2017 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million. The December 31, 2016 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million.

Chemical Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by commercial and residential mortgage loans totaling $7.28 billion as of June 30, 2017. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $50.0 million at June 30, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

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

	June 30, 2017
	Remaining Contractual Maturities of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase	$—	$—	$4,000	$5,000	$9,000
Total borrowings	$—	$—	$4,000	$5,000	$9,000
Amounts related to securities sold under agreements to repurchase not included in offsetting disclosure in Note 10					$9,000
The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at June 30, 2017.
Note 14: Income Taxes

The Corporation records its federal income tax expense using its estimate of the effective income tax rate expected for the full year and applies that rate on a year-to-date basis. The fluctuations in the Corporation's effective federal income tax rate reflect changes each period in the proportion of interest income exempt from federal taxation and other nondeductible expenses relative to pretax income and tax credits.
A reconciliation of expected income tax expense at the federal statutory income tax rate and the amounts recorded in the Consolidated Financial Statements were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$26,268	35.0%	$12,707	35.0%	$47,219	35.0%	$24,384	35.0%
Changes resulting from:
Tax-exempt interest income	(1,832)	(2.4)	(1,139)	(3.1)	(3,589)	(2.7)	(2,278)	(3.3)
State taxes, net of federal benefit	258	0.3	—	—	470	0.4	—	—
Change in valuation allowance	38	—	—	—	49	—	—	—
Bank-owned life insurance adjustments	(335)	(0.4)	(287)	(0.8)	(679)	(0.5)	(355)	(0.5)
Income tax credits, net	(1,102)	(1.5)	(834)	(2.3)	(1,797)	(1.3)	(1,631)	(2.3)
Tax benefits in excess of compensation costs on share-based payments(1)	(248)	(0.3)	(68)	(0.2)	(6,382)	(4.7)	(411)	(0.6)
Other, net	(11)	—	153	0.4	2	—	580	0.8
Income tax expense	$23,036	30.7%	$10,532	29.0%	$35,293	26.2%	$20,289	29.1%
(1) Represents excess tax benefits resulting from the exercise or settlement of share-based payment transactions.
Note 15: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three months ended June 30, 2017 and 2016, share-based compensation expense related to share-based awards totaled $3.2 million and $1.0 million, respectively. During the six months ended June 30, 2017 and 2016, share-based compensation expense related to share-based awards totaled $7.0 million and $1.8 million, respectively. The excess tax benefit realized from shared-based compensation transactions during the three months ended

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

June 30, 2017 and 2016 was $248 thousand and $68 thousand, respectively, and during the six months ended June 30, 2017 and 2016 was $6.4 million and $411 thousand, respectively.
During the six months ended June 30, 2017, the Corporation granted options to purchase 126,691 shares of common stock, 162,771 restricted stock units and 13,500 shares of common stock to certain officers of the Corporation.
On April 26, 2017, the shareholders of the Corporation approved the Stock Incentive Plan of 2017, which provides for 1,750,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At June 30, 2017, there were 1,748,616 shares of common stock available for future grants under the Stock Incentive Plan of 2017.
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
A summary of activity for the Corporation’s stock options as of and for the six months ended June 30, 2017 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2016	407,939	$32.81	$6.15	2,453,395	$21.41
Granted	126,691	53.72	10.05	126,691	53.72
Exercised	—	—	—	(1,256,355)	16.19
Vested	(81,584)	32.81	6.15	—	—
Forfeited/expired	(10,337)	39.59	7.42	(10,337)	39.59
Outstanding at June 30, 2017	442,709	$38.64	$7.24	1,313,394	$29.39
Exercisable/vested at June 30, 2017				870,685	$24.68
The weighted-average remaining contractual terms were 6.8 years for all outstanding stock options and 5.7 years for exercisable stock options at June 30, 2017. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $24.6 million and $20.7 million, respectively, at June 30, 2017. The aggregate intrinsic values of outstanding and exercisable options at June 30, 2017 were calculated based on the closing market price of the Corporation’s common stock on June 30, 2017 of $48.41 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, are not included in the aggregate intrinsic value reported. The total intrinsic value of stock options as of June 30, 2016 was $11.2 million.
Total cash received from options exercises during the six months ended June 30, 2017 and 2016 was $1.0 million and $0.7 million, respectively, resulting in the issuance of 511,144 shares and 47,758 shares, respectively.
At June 30, 2017, unrecognized compensation expense related to stock options totaled $3.0 million and is expected to be recognized over a remaining weighted average period of 4.1 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The fair value of the stock options granted during the six months ended June 30, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.32%
Risk-free interest rate	2.06%
Expected stock price volatility	26.9%
Expected life of options – in years	6.0
Weighted average fair value of options granted	$10.05
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the expected life of the options granted. Expected stock volatility was based on historical volatility of the Corporation's common stock over the expected life of the option. The expected life of the options represents the period of time that options granted are expected to be outstanding and is based primarily upon historical experience, including option exercise behavior.
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
A summary of the activity for restricted stock units as of and for the six months ended June 30, 2017 is presented below:

	Number of Units	Weighted-average grant date fair value per unit
Outstanding at December 31, 2016	298,357	$32.81
Granted	162,771	52.10
Converted into shares of common stock	(40,141)	26.86
Forfeited/expired	(3,529)	47.27
Outstanding at June 30, 2017	417,458	$40.79
At June 30, 2017, unrecognized compensation expense related to restricted stock units totaled $11.5 million and is expected to be recognized over a remaining weighted average period of 3.2 years.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Number of Awards	Weighted-average acquisition-date fair value
Nonvested at January 1, 2017	365,891	$46.23
Vested	(61,049)	46.23
Forfeited	(3,657)	46.23
Nonvested at June 30, 2017	301,185	$46.23
At June 30, 2017, unrecognized compensation expense related to nonvested restricted stock awards totaled $2.7 million and is expected to be recognized over a remaining weighted average period of 1.0 years.
Note 16: Pension and Other Postretirement Benefit Plans
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Defined Benefit Pension Plans
Service cost	$234	$277	$467	$554
Interest cost	1,301	1,358	2,603	2,716
Expected return on plan assets	(2,217)	(2,140)	(4,434)	(4,281)
Amortization of unrecognized net loss	579	572	1,157	1,144
Net periodic benefit cost (income)	$(103)	$67	$(207)	$133
Postretirement Benefit Plan
Service cost	$1	$2	$2	$4
Interest cost	23	33	47	66
Amortization of prior service cost	—	29	—	58
Amortization of unrecognized net gain	(40)	(25)	(81)	(49)
Net periodic benefit cost (income)	$(16)	$39	$(32)	$79
The Corporation did not make a contribution to the pension plan during the three and six months ended June 30, 2017 or 2016. The discount rates used to compute the Corporation's qualified and nonqualified pension plan expense are 4.22% and 3.63%, respectively, for 2017. The discount rate used to compute the Corporation's nonqualified postretirement benefit plan for 2017 is 3.79%.
401(k) Savings Plan
401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4.0% of eligible pay contribution to employees who are not grandfathered under the pension plan was $2.4 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $5.0 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. The Corporation's base compensation match equals 50.0% of the participants' elective deferrals on the first 4.0% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit pension plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all of the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made by the Corporation to the Pentegra DB Plan for the three and six months ended June 30, 2017 and 2016.
Note 17: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of June 30, 2017, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from the bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of the bank prior to making any cash dividend decisions.
The Corporation and Chemical Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Management believes as of June 30, 2017, the Corporation and Chemical Bank met all capital adequacy requirements to which they are subject.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets of the Corporation and Chemical Bank totaled $14.35 billion and $14.30 billion at June 30, 2017, respectively, compared to $13.42 billion and $13.36 billion at December 31, 2016, respectively.

Effective January 1, 2015, the Corporation adopted the Basel III regulatory capital framework as approved by federal banking agencies, which is subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016. The capital conservation buffer for 2017 is 1.25% and was 0.625% for 2016. The Corporation has elected to opt-out of including accumulated other comprehensive income in common equity tier 1 capital.
At June 30, 2017 and December 31, 2016, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since that notification that management believes have changed the institutions' category.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Capital Adequacy Purposes Plus Capital Conservation Buffer		Required to be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2017
Total Capital to Risk-Weighted Assets
Corporation	$1,598,217	11.1%	$1,147,806	8.0%	$1,327,151	9.3%	N/A	N/A
Chemical Bank	1,608,525	11.2	1,144,292	8.0	1,323,088	9.3	$1,430,365	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,492,038	10.4	860,855	6.0	1,040,199	7.3	N/A	N/A
Chemical Bank	1,517,972	10.6	858,219	6.0	1,037,015	7.3	1,144,292	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	1,492,038	10.4	645,641	4.5	824,986	5.8	N/A	N/A
Chemical Bank	1,517,972	10.6	643,664	4.5	822,460	5.8	929,737	6.5
Leverage Ratio
Corporation	1,492,038	8.7	683,677	4.0	683,677	4.0	N/A	N/A
Chemical Bank	1,517,972	8.9	682,224	4.0	682,224	4.0	852,780	5.0
December 31, 2016
Total Capital to Risk-Weighted Assets
Corporation	$1,543,018	11.5%	$1,073,431	8.0%	$1,157,293	8.6%	N/A	N/A
Chemical Bank	1,608,980	12.0	1,068,560	8.0	1,152,041	8.6	$1,335,700	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,441,209	10.7	805,073	6.0	888,935	6.6	N/A	N/A
Chemical Bank	1,522,711	11.4	801,420	6.0	884,901	6.6	1,068,560	8.0
Common Equity Tier 1 Capital to Risk-Weighted Asset
Corporation	1,441,209	10.7	603,805	4.5	687,667	5.1	N/A	N/A
Chemical Bank	1,522,711	11.4	601,065	4.5	684,546	5.1	868,205	6.5
Leverage Ratio
Corporation	1,441,209	9.0	643,603	4.0	643,603	4.0	N/A	N/A
Chemical Bank	1,522,711	9.5	641,457	4.0	641,457	4.0	801,822	5.0
On July 19, 2017, a cash dividend on the Corporation's common stock of $0.28 per share was declared. The dividend will be paid on September 15, 2017 to shareholders of record as of September 1, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Note 18: Earnings Per Common Share
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

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$52,014	$25,775	$99,618	$49,380
Net income allocated to participating securities	219	—	446	—
Net income allocated to common shareholders (1)	$51,795	$25,775	$99,172	$49,380
Weighted average common shares - issued	71,122	38,258	71,046	38,228
Average unvested restricted share awards	(303)	—	(321)	—
Weighted average common shares outstanding - basic	70,819	38,258	70,725	38,228
Effect of dilutive securities
Weighted average common stock equivalents	624	342	704	332
Weighted average common shares outstanding - diluted	71,443	38,600	71,429	38,560
EPS available to common shareholders
Basic earnings per common share	$0.73	$0.67	$1.41	$1.29
Diluted earnings per common share	$0.73	$0.67	$1.39	$1.28

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For effect of dilutive securities, the assumed average stock valuation is $47.78 per share and $37.80 per share for the three months ended June 30, 2017 and 2016, respectively and $49.78 and $35.55 for the six months ended June 30, 2017 and 2016, respectively.
The average number of exercisable employee stock options outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 125,782 and 90,537 for the three and six months ended June 30, 2017 and zero for both the three and six months ended June 30, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

Note 19: Accumulated Other Comprehensive Loss
The following table summarizes the changes within each component of accumulated other comprehensive income (loss), net of related tax benefit/expense for the three and six months ended June 30, 2017, and 2016:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax	Defined Benefit Pension Plans	Unrealized gains (losses) on cash flow hedges, net of tax	Total
For the three months ended June 30, 2017
Beginning balance	$(12,420)	$(25,545)	$—	$(37,965)
Other comprehensive income before reclassifications	3,593	—	(466)	3,127
Amounts reclassified from accumulated other comprehensive income	(50)	350	409	709
Net current period other comprehensive income	3,543	350	(57)	3,836
Ending balance	$(8,877)	$(25,195)	$(57)	$(34,129)
For the three months ended June 30, 2016
Beginning balance	$829	$(27,519)	$—	$(26,690)
Other comprehensive income before reclassifications	1,379	—	—	1,379
Amounts reclassified from accumulated other comprehensive income	(12)	(375)	—	(387)
Net current period other comprehensive income (loss)	1,367	(375)	—	992
Ending balance	$2,196	$(27,894)	$—	$(25,698)
For the six months ended June 30, 2017
Beginning balance	$(14,142)	$(25,894)	$—	$(40,036)
Other comprehensive income (loss) before reclassifications	5,374	—	(466)	4,908
Amounts reclassified from accumulated other comprehensive income	(109)	699	409	999
Net current period other comprehensive income (loss)	5,265	699	(57)	5,907
Ending balance	$(8,877)	$(25,195)	$(57)	$(34,129)
For the six months ended June 30, 2016
Beginning balance	$(1,888)	$(27,144)	$—	$(29,032)
Other comprehensive income before reclassifications	4,108	—	—	4,108
Amounts reclassified from accumulated other comprehensive income	(24)	(750)	—	(774)
Net current period other comprehensive income	4,084	(750)	—	3,334
Ending balance	$2,196	$(27,894)	$—	$(25,698)

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017

The following table summarizes the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017, and 2016:

(Dollars in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Income Statement
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains and losses on available-for-sale securities	$77	$18	$167	$37	Gain on sale of investment securities (noninterest income)
	(27)	(6)	(58)	(13)	Income tax (expense)/benefit
	$50	$12	$109	$24	Net Income
Amortization of defined benefit pension plan items	$(539)	$577	$(1,076)	$1,154	Salaries, wages and employee benefits (operating expenses)
	189	(202)	377	(404)	Income tax (expense)/benefit
	$(350)	$375	(699)	$750	Net Income (loss)
Gains and losses on cash flow hedges	$409	$—	$409	$—	Interest on short-term borrowings (interest expense)
	$(409)	$—	$(409)	$—	Net Income (loss)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation ("Corporation") during the periods included in the consolidated financial statements included in this report.
The Corporation is headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and is incorporated in the State of Michigan. At June 30, 2017, the Corporation's consolidated total assets, loans, deposits and shareholders' equity were $18.78 billion, $13.67 billion, $13.20 billion and $2.64 billion, respectively.

The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company ("CBT") pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT's name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 25 community banks and 36 other branch bank offices through June 30, 2017. The Corporation's most recent transactions include the merger with Talmer Bancorp, Inc. ("Talmer") during the third quarter of 2016, and the acquisitions of Lake Michigan Financial Corporation ("Lake Michigan") and Monarch Community Bancorp, Inc. ("Monarch") during the second quarter of 2015.

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
Branch Sales
On October 28, 2016, Talmer Bank and Trust completed the sale of its single branch office in Chicago, Illinois to Old Second National Bank, a wholly owned subsidiary of Old Second Bancorp, Inc. Old Second Bank assumed approximately $48.9 million of deposits and purchased approximately $233.6 million of loans and paid a $6.5 million premium in the transaction.
On November 4, 2016, Talmer Bank and Trust completed the sale of its single branch office in Las Vegas, Nevada to First Savings Bank. First Savings Bank assumed approximately $88.1 million of deposits and purchased approximately $0.1 million of loans and paid a $1.0 million premium in the transaction.
Accounting Standards Updates
See Note 1 to the Consolidated Financial Statements included in this report for details of the accounting policy election made by the Corporation during the six months ended June 30, 2017. See the following section for a description of pronouncements that have been released but are not adopted by the Corporation.
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
ASU 2016-13 also amends the recording of purchased credit-deteriorated assets. Under the new guidance, an allowance will be recognized at acquisition through a gross-up approach whereby an entity will record as the initial amortized cost the sum of (a) the purchase price and (b) an estimate of credit losses as of the date of acquisition. In addition, the guidance also requires immediate recognition in earnings of any subsequent changes, both favorable and unfavorable, in expected cash flows by adjusting this allowance.
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
Mergers and Acquisitions
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. The adoption of ASU 2017-01 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 clarifies and reduces diversity, cost and complexity by limiting circumstances in which an entity applies modification accounting. The new guidance stipulates that when an award is amended, modified accounting should not be applied if the fair value, vesting conditions and classification as an equity or liability instrument of the modified award are the same as the original award immediately before modification. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted for any interim period. Under the provision, entities must apply the guidance retrospectively for all awards modified on or after the modification date. The Corporation is currently evaluating the provisions of ASU 2017-09.

Summary
The Corporation's net income was $52.0 million, or $0.73 per diluted share, in the second quarter of 2017, compared to net income of $47.6 million, or $0.67 per diluted share, in the first quarter of 2017 and net income of $25.8 million, or $0.67 per diluted share, in the second quarter of 2016. Net income included merger and acquisition-related expenses ("transaction expenses") of $0.5 million in the second quarter of 2017, $4.2 million in the first quarter of 2017 and $3.1 million in the second quarter of 2016. Net income in the second quarter of 2017 additionally included a $1.8 million detriment to earnings due to the change in fair value in loan servicing rights, compared to $0.5 million detriment in the first quarter of 2017. Excluding transaction expenses and the change in the fair value of loan servicing rights ("significant items"), net income was $53.5 million, or $0.75 per diluted share, in the second quarter of 2017, compared to $50.7 million, or $0.71 per diluted share, in the first quarter of 2017 and $27.8 million, or $0.72 per diluted share, in the second quarter of 2016.(1)
For the six months ended June 30, 2017, the Corporation's net income was $99.6 million, or $1.39 per diluted share, compared to net income of $49.4 million, or $1.28 per diluted share, for the six months ended June 30, 2016. Net income included transaction expenses of $4.6 million for the six months ended June 30, 2017, compared to $5.6 million for the six months ended June 30, 2016. Net income for the six months ended June 30, 2017 additionally included a $2.3 million detriment to earnings due to the change in fair value in loan servicing rights. Excluding significant items, net income was $104.1 million, or $1.45 per diluted share, for the six months ended June 30, 2017, compared to $53.1 million, or $1.38 per diluted share, for the six months ended June 30, 2016.(1)
Return on average assets was 1.14% in the second quarter of 2017, compared to 1.09% in the first quarter of 2017 and 1.10% in the second quarter of 2016. Return on average equity was 8.0% in the second quarter of 2017, compared to 7.4% in the first quarter of 2017 and 10.0% in the second quarter of 2016. Excluding significant items, the Corporation's return on average assets was 1.17% in the second quarter of 2017, compared to 1.16% in the first quarter of 2017 and 1.19% in the second quarter of 2016, and the Corporation's return on average shareholders' equity was 8.2% in the second quarter of 2017, compared to 7.8% in the first quarter of 2017 and 10.7% in the second quarter of 2016. (1)
(1) Net income, excluding significant items, diluted earnings per share, excluding significant items, return on average assets, excluding significant items, and return on average shareholders' equity, excluding significant items, are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.

Chemical Financial Corporation
Selected Financial Information
(Unaudited)

	Three Months Ended			Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Summary of Operations
Interest income	$155,133	$142,896	$82,937	$298,029	$162,401
Interest expense	17,185	12,799	5,442	29,984	10,576
Net interest income	137,948	130,097	77,495	268,045	151,825
Provision for loan losses	6,229	4,050	3,000	10,279	4,500
Net interest income after provision for loan losses	131,719	126,047	74,495	257,766	147,325
Noninterest income	41,568	38,010	20,897	79,578	40,316
Operating expenses, excluding transaction expenses (non-GAAP)(2)	97,772	100,029	56,031	197,801	112,324
Transaction expenses	465	4,167	3,054	4,632	5,648
Income before income taxes	75,050	59,861	36,307	134,911	69,669
Income tax expense	23,036	12,257	10,532	35,293	20,289
Net income	$52,014	$47,604	$25,775	$99,618	$49,380
Significant items, net of tax(1)	1,474	3,046	1,985	4,520	3,671
Net income, excluding significant items (non-GAAP)(2)	$53,488	$50,650	$27,760	$104,138	$53,051

Per Common Share Data
Net income:
Basic	$0.73	$0.67	$0.67	$1.41	$1.29
Diluted	0.73	0.67	0.67	1.39	1.28
Diluted, excluding significant items (non-GAAP)(2)	0.75	0.71	0.72	1.45	1.38
Cash dividends declared	0.27	0.27	0.26	0.54	0.52
Book value - period-end	37.11	36.56	27.45	37.11	27.45
Tangible book value - period-end (non-GAAP)(2)	20.89	20.32	19.68	20.89	19.68
Market value - period-end	48.41	51.15	37.29	48.41	37.29

Key Ratios (annualized where applicable)
Net interest margin (GAAP)	3.41%	3.41%	3.60%	3.41%	3.55%
Net interest margin (taxable equivalent basis) (non-GAAP)(3)	3.48%	3.49%	3.70%	3.49%	3.65%
Efficiency ratio (GAAP)	54.7%	62.0%	60.1%	58.2%	61.4%
Efficiency ratio - adjusted (non-GAAP)(2)	52.2%	57.4%	54.6%	54.7%	56.1%
Return on average assets	1.14%	1.09%	1.10%	1.11%	1.06%
Return on average shareholders' equity	8.0%	7.4%	10.0%	7.7%	9.6%
Return on average tangible shareholders' equity (non-GAAP)(2)	14.3%	13.3%	14.3%	14.0%	13.9%
Average shareholders' equity as a percent of average assets	14.3%	14.8%	11.1%	14.5%	11.0%
Capital ratios (period end):
Tangible shareholders' equity as a percent of tangible assets (non-GAAP)(2)	8.4%	8.8%	8.2%	8.4%	8.2%
Total risk-based capital ratio	11.1%	11.4%	11.4%	11.1%	11.4%
(1)Significant items include transaction expenses and loan servicing rights change in fair value.
(2) Operating expenses, excluding transaction expenses, net income, excluding significant items, diluted earnings per share, excluding significant items, tangible book value, adjusted efficiency ratio, tangible shareholders' equity to tangible assets and return on average tangible shareholders' equity are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.
(3)Net interest margin (FTE) is a non-GAAP financial measure. Please refer to the section entitled "Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates" included within this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measure.

Non-GAAP Financial Measures
This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible book value per share, tangible shareholders' equity to tangible assets ratio, return on average tangible shareholders' equity, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis and information presented excluding significant items, including net income, diluted earnings per share, return on average assets, return on average shareholders' equity, return on average tangible shareholders' equity, operating expenses and the efficiency ratio. Management believes these non-GAAP financial measures provide useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to the Corporation's GAAP results.
A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found under the subheading "Average Balances, Fully Taxable Equivalent (FTE) Interest and Effective Yields and Rates" of this report.

	Three Months Ended			Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Reconciliation of Non-GAAP Operating Results
Net Income
Net income, as reported	$52,014	$47,604	$25,775	$99,618	$49,380
Transaction expenses	465	4,167	3,054	4,632	5,648
Loan servicing rights change in fair value	1,802	519	—	2,321	—
Significant items	2,267	4,686	3,054	6,953	5,648
Income tax benefit (1)	(793)	(1,640)	(1,069)	(2,433)	(1,977)
Significant items, net of tax	1,474	3,046	1,985	4,520	3,671
Net income, excluding significant items	$53,488	$50,650	$27,760	$104,138	$53,051
Diluted Earnings Per Share
Diluted earnings per share, as reported	$0.73	$0.67	$0.67	$1.39	$1.28
Effect of significant items, net of tax	0.02	0.04	0.05	0.06	0.10
Diluted earnings per share, excluding significant items	$0.75	$0.71	$0.72	$1.45	$1.38
Return on Average Assets
Return on average assets, as reported	1.14%	1.09%	1.10%	1.11%	1.06%
Effect of significant items, net of tax	0.03	0.07	0.09	0.06	0.08
Return on average assets, excluding significant items	1.17%	1.16%	1.19%	1.17%	1.14%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	8.0%	7.4%	10.0%	7.7%	9.6%
Effect of significant items, net of tax	0.2	0.4	0.7	0.3	0.7
Return on average shareholders' equity, excluding significant items	8.2%	7.8%	10.7%	8.0%	10.3%
Return on Average Tangible Shareholders' Equity
Average shareholders' equity	$2,606,517	$2,584,501	$1,033,014	$2,595,567	$1,025,471
Average goodwill, CDI and noncompete agreements, net of tax	1,171,593	1,173,019	312,033	1,172,302	312,893
Average tangible shareholders' equity	$1,434,924	$1,411,482	$720,981	$1,423,265	$712,578
Return on average tangible shareholders' equity	14.3%	13.3%	14.3%	14.0%	13.9%
Effect of significant items, net of tax	0.4	0.9	1.1	0.6	1.0
Return on average tangible shareholders' equity, excluding significant items	14.7%	14.2%	15.4%	14.6%	14.9%

Efficiency Ratio
Net interest income	$137,948	$130,097	$77,495	$268,045	$151,825
Noninterest income	41,568	38,010	20,897	79,578	40,316
Total revenue - GAAP	179,516	168,107	98,392	347,623	192,141
Net interest income FTE adjustment	3,169	3,068	2,138	6,237	4,271
Loan servicing rights change in fair value	1,802	519	—	2,321	—
Gains from sale of investment securities and closed branch locations	(77)	(90)	(123)	(167)	(292)
Total revenue - Non-GAAP	$184,410	$171,604	$100,407	$356,014	$196,120
Operating expenses - GAAP	$98,237	$104,196	$59,085	$202,433	$117,972
Transaction expenses	(465)	(4,167)	(3,054)	(4,632)	(5,648)
Operating expenses, excluding transaction expenses	97,772	100,029	56,031	197,801	112,324
Amortization of intangibles	(1,525)	(1,513)	(1,195)	(3,038)	(2,389)
Operating expenses - Non-GAAP	$96,247	$98,516	$54,836	$194,763	$109,935
Efficiency ratio - GAAP	54.7%	62.0%	60.1%	58.2%	61.4%
Efficiency ratio - adjusted Non-GAAP	52.2%	57.4%	54.6%	54.7%	56.1%
(1) Assumes transaction expenses are deductible at an income tax rate of 35%, except for the impact of estimated nondeductible expenses incurred in periods when the Corporation completes merger and acquisition transactions.

(Dollars in thousands, except per share data)	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Tangible Book Value
Shareholders' equity, as reported	$2,639,442	$2,600,051	$2,581,526	$1,050,299
Goodwill, CDI and noncompete agreements, net of tax	(1,153,595)	(1,154,915)	(1,155,617)	(297,044)
Tangible shareholders' equity	$1,485,847	$1,445,136	$1,425,909	$753,255
Common shares outstanding	71,131	71,118	70,599	38,267
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$37.11	$36.56	$36.57	$27.45
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$20.89	$20.32	$20.20	$19.68
Tangible Shareholders' Equity to Tangible Assets
Total assets, as reported	$18,781,405	$17,636,973	$17,355,179	$9,514,172
Goodwill, CDI and noncompete agreements, net of tax	(1,153,595)	(1,154,915)	(1,155,617)	(297,044)
Tangible assets	$17,627,810	$16,482,058	$16,199,562	$9,217,128
Shareholders' equity to total assets	14.1%	14.7%	14.9%	11.0%
Tangible shareholders' equity to tangible assets	8.4%	8.8%	8.8%	8.2%

Table of Contents

Financial Condition
Total Assets
Total assets were $18.78 billion at June 30, 2017, an increase of $1.43 billion, or 8.2%, from total assets of $17.36 billion at December 31, 2016. The increase in total assets during the six months ended June 30, 2017 was primarily attributable to an increase in investment securities and loan growth funded by an increase in short-term FHLB advances and deposit growth.
Interest-earning assets were $16.72 billion at June 30, 2017, an increase of $1.45 billion, or 9.5%, from interest-earning assets of $15.26 billion at December 31, 2016 that was primarily attributable to an increase in investment securities and loan growth.
Average assets were $18.26 billion during the three months ended June 30, 2017, an increase of $8.93 billion, or 95.7%, compared to average assets of $9.33 billion during the three months ended June 30, 2016. The increase in average assets during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily attributable to the merger with Talmer, organic loan growth and an increase in investment securities. Average assets were $17.87 billion during the six months ended June 30, 2017, a increase of $8.58 billion, or 92.4%, from average assets of $9.29 billion during the six months ended June 30, 2016. The increase in average assets during the six months ended June 30, 2017, compared to the six months ended June 30, 2016 was primarily attributable to the same reasons stated for the three months ended June 30, 2017.
Investment Securities
The following tables summarize the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at June 30, 2017 and December 31, 2016.

	Maturity as of June 30, 2017(1)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(2)		Total Fair Value
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
Available-for-Sale:
U.S. Treasury securities	$5,793	0.95%	$—	—%	$—	—%	$—	—%	$5,793	0.95%	$5,793
Government sponsored agencies	81,857	1.43	77,773	1.95	71,153	2.12	16,691	2.20	247,474	1.84	247,474
State and political subdivisions	10,846	1.49	74,329	1.33	111,432	1.55	95,428	1.94	292,035	1.62	292,035
Residential mortgage-backed securities	61,701	1.64	157,379	1.72	49,457	2.16	24,375	2.29	292,912	1.82	292,912
Collateralized mortgage obligations	167,184	2.35	373,871	2.36	147,132	2.55	45,000	2.86	733,187	2.43	733,187
Corporate bonds	16,683	1.63	42,879	1.91	83,013	3.56	15,593	2.66	158,168	2.82	158,168
Preferred stock and trust preferred securities	—	—	—	—	22,920	3.29	14,989	3.07	37,909	3.20	37,909
Total investment securities available-for-sale	344,064	1.92	726,231	2.05	485,107	2.43	212,076	2.33	1,767,478	2.16	1,767,478
Held-to-Maturity:
State and political subdivisions	85,434	1.55	253,002	2.03	143,396	2.67	163,273	2.25	645,105	2.16	639,683
Trust preferred securities	—	—	—	—	—	—	500	4.75	500	4.75	360
Total investment securities held-to-maturity	85,434	1.55	253,002	2.03	143,396	2.67	163,773	2.26	645,605	2.17	640,043
Total investment securities	$429,498	1.84%	$979,233	2.04%	$628,503	2.48%	$375,849	2.30%	$2,413,083	2.16%	$2,407,521

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
(3)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at June 30, 2017. Approximately 19% of the Corporation's investment securities at June 30, 2017 were variable-rate financial instruments.

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
The carrying value of investment securities totaled $2.41 billion at June 30, 2017, an increase of $554.7 million, or 29.8%, from investment securities of $1.86 billion at December 31, 2016.
The Corporation's investment securities portfolio as of June 30, 2017 had a weighted average life of approximately 4.4 years and an effective duration of approximately 2.5 years.

The following table summarizes the carrying value of investment securities at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Available-for-sale:
U.S. Treasury securities	$5,793	$5,793
Government sponsored agencies	247,474	215,011
State and political subdivisions	292,035	300,088
Residential mortgage-backed securities	292,912	272,282
Collateralized mortgage obligations	733,187	320,025
Corporate bonds	158,168	89,474
Preferred stock and trust preferred securities	37,909	32,291
Total investment securities available-for-sale	1,767,478	1,234,964
Held-to-maturity:
State and political subdivisions	645,105	622,927
Trust preferred securities	500	500
Total investment securities held-to-maturity	645,605	623,427
Total investment securities	$2,413,083	$1,858,391
At June 30, 2017, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt instruments issued by the U.S. Department of Treasury, totaling $5.8 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and the Student Loan Marketing Corporation, totaling $247.5 million; state and political subdivisions debt obligations, comprised of general debt obligations of issuers mostly located in the State of Michigan, totaling $937.1 million; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $292.9 million; collateralized mortgage obligations (CMOs), comprised of approximately 83.0% fixed-rate and 17.0% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, with average maturities of less than three years, totaling $733.2 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $158.2 million; and preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both a publicly-traded bank holding company and a small non-public bank holding company, totaling $38.4 million. Fixed-rate instruments comprised approximately 81.0% of the Corporation's investment securities portfolio at June 30, 2017.
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
The Corporation's investment securities portfolio, with a carrying value of $2.41 billion at June 30, 2017, had gross unrealized losses of $27.6 million at that date. Management believed that the unrealized losses on investment securities at June 30, 2017 were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, the Corporation believed the unrealized losses in its investment securities portfolio at June 30, 2017 were temporary in nature and, therefore, no impairment loss was recognized in the Corporation's Consolidated Statement of Income for the six months ended June 30, 2017. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At June 30, 2017, the gross unrealized losses in the Corporation's investment securities portfolio of $27.6 million were comprised as follows: state and political subdivisions securities of $16.3 million; GSA securities, residential MBSs and CMOs, combined, of $10.1 million; corporate bonds of $0.9 million; and preferred stock and TRUPs of $0.2 million. The amortized costs and fair values of investment securities are disclosed in Note 4 to the Consolidated Financial Statements.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $942.7 million and gross unrealized losses of $16.3 million at June 30, 2017. The Corporation's state and political subdivisions securities are almost entirely from issuers mostly located in the State of Michigan and of which approximately 74.9% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross unrealized losses were attributable to state and political subdivisions securities with an amortized cost of $677.2 million that generally mature beyond 2018. It was the Corporation's assessment that the unrealized losses on these investment securities were attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the unrealized losses in its state and political subdivisions securities were temporary in nature at June 30, 2017.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $1.28 billion and gross unrealized losses of $10.1 million at June 30, 2017. Virtually all of the investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized losses in its GSA securities, residential MBSs and CMOs were temporary in nature at June 30, 2017.
Corporate bonds included in the available-for-sale investment securities portfolio had an amortized cost of $158.8 million and gross unrealized losses of $0.9 million at June 30, 2017. The investment securities in this category are investment grade securities and none have had recent downgrades. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized loss was temporary in nature at June 30, 2017.
At June 30, 2017, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.1 million. This TRUP represents a 10% interest in the TRUP of a well-capitalized non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. The Corporation determined that the unrealized loss on this TRUP was attributable to lack of liquidity for issuances of this size. The Corporation concluded that the unrealized loss was temporary in nature at June 30, 2017.
At June 30, 2017, the Corporation expected to fully recover the entire amortized cost basis of each investment security in an unrealized loss position in its investment securities portfolio at that date. Furthermore, at June 30, 2017, the Corporation did not have the intent to sell any of its investment securities in an unrealized loss position and believed that it was more-likely-than-not that the Corporation would not have to sell any of its investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on any other investment security in the future.
Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate and real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At June 30, 2017, the Corporation's loan portfolio was $13.67 billion and consisted of loans in the commercial loan portfolio totaling $8.13 billion, or 59.5% of total loans, and loans in the consumer loan portfolio totaling $5.54 billion, or 40.5% of total loans. Commercial loans at fixed interest rates comprised 57.4% of the Corporation's total commercial loan portfolio at June 30, 2017, compared to 60.9% at December 31, 2016.
Chemical Bank is a full-service commercial bank and the acceptance and management of credit risk is an integral part of the Corporation's business. The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation’s lending markets generally consist of communities throughout Michigan and additional communities located within Ohio and northern Indiana. The Corporation has no foreign loans or any loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.

Total loans were $13.67 billion at June 30, 2017, an increase of $676.6 million, or 5.2%, from total loans of $12.99 billion at December 31, 2016 and an increase of $6.02 billion, or 78.7%, from total loans of $7.65 billion at June 30, 2016. The increase in loans in the six months ended June 30, 2017 was attributable to organic loan growth. The Corporation experienced organic loan growth of $1.14 billion during the twelve months ended June 30, 2017 in addition to the $4.88 billion of loans added as part of the merger with Talmer on August 31, 2016.
A summary of the Corporation's acquisition-related loan growth during the twelve months ended June 30, 2017 follows:

(Dollars in thousands)	Talmer Bancorp, Inc. (August 31, 2016)
Commercial loan portfolio:
Commercial	$1,223,179
Commercial real estate	1,589,900
Real estate construction	166,364
Subtotal	2,979,443
Consumer loan portfolio:
Residential mortgage	1,531,641
Consumer installment	158,835
Home equity	212,483
Subtotal	1,902,959
Total loans	$4,882,402
The following table includes the composition of the Corporation's loan portfolio, by major loan category, as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial loan portfolio:
Commercial	$3,360,161	$3,217,300
Commercial real estate:
Owner-occupied	1,695,947	1,697,238
Non-owner occupied	2,550,396	2,217,594
Vacant land	77,980	58,308
Total commercial real estate	4,324,323	3,973,140
Real estate construction and land development	446,678	403,772
Subtotal - commercial loan portfolio	8,131,162	7,594,212
Consumer loan portfolio:
Residential mortgage	3,125,397	3,086,474
Consumer installment	1,553,967	1,433,884
Home equity	856,846	876,209
Subtotal - consumer loan portfolio	5,536,210	5,396,567
Total loans	$13,667,372	$12,990,779

A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $8.13 billion at June 30, 2017 included 157 loan relationships of $5.0 million or greater. These 157 loan relationships totaled $2.55 billion, which represented 34.1% of the commercial loan portfolio at June 30, 2017 and included 117 loan relationships that had outstanding balances of $10.0 million or higher, totaling $2.23 billion, or 29.9% of the commercial loan portfolio, at that date. The Corporation had 38 loan relationships that had outstanding balances of $20.0 million or higher, totaling $1.16 billion, or 15.6% of the commercial loan portfolio, at June 30, 2017. The Corporation had 38 loan relationships at June 30, 2017 with loan balances greater than $5.0 million and less than $10.0 million, totaling $308.2 million, that had unfunded credit commitments totaling $206.8 million that, if advanced, could result in a loan relationship of $10.0 million or more.
The following table presents contractual maturities of the Corporation's $8.13 billion commercial loan portfolio at June 30, 2017. The percentage of these loans maturing within one year was 20.9% at June 30, 2017, while the percentage of these loans maturing beyond five years remained low at 23.2% at June 30, 2017. At June 30, 2017, loans in the commercial loan portfolio with maturities beyond one year totaled $6.43 billion, with 64.0% of these loans at fixed interest rates.

	June 30, 2017
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,061,455	$1,833,918	$464,788	$3,360,161
Commercial real estate	545,363	2,498,678	1,280,282	4,324,323
Real estate construction and land development	94,702	214,205	137,771	446,678
Total	$1,701,520	$4,546,801	$1,882,841	$8,131,162
Percent of total	20.9%	55.9%	23.2%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$556,748	$3,096,773	$1,017,797	$4,671,318
Variable interest rates	1,144,772	1,450,028	865,044	3,459,844
Total	$1,701,520	$4,546,801	$1,882,841	$8,131,162
The following table presents the contractual maturities of the Corporation's $7.59 billion commercial loan portfolio at December 31, 2016.

	December 31, 2016
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,064,276	$1,739,072	$413,952	$3,217,300
Commercial real estate	517,175	2,333,992	1,121,973	3,973,140
Real estate construction and land development	91,514	223,846	88,412	403,772
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
Percent of total	22.0%	56.6%	21.4%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$572,841	$2,972,849	$1,080,768	$4,626,458
Variable interest rates	1,100,124	1,324,061	543,569	2,967,754
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212

Commercial loans consist of loans and lines of credit to varying types of businesses, including municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the borrower. Commercial loans are generally secured with inventory, accounts receivable, equipment, personal guarantees of the owner or other sources of repayment, although the Corporation may also obtain real estate as collateral.
Commercial loans were $3.36 billion at June 30, 2017, an increase of $142.9 million, or 4.4%, from commercial loans of $3.22 billion at December 31, 2016. Commercial loans represented 24.6% of the Corporation's loan portfolio at June 30, 2017, compared to 24.8% at December 31, 2016.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $4.32 billion at June 30, 2017, an increase of $351.2 million, or 8.8%, from commercial real estate loans of $3.97 billion at December 31, 2016. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 39.2%, 59.0% and 1.8%, respectively, of the Corporation's commercial real estate loans outstanding at June 30, 2017. Commercial real estate loans represented 31.6% of the Corporation's loan portfolio at June 30, 2017, compared to 30.6% at December 31, 2016.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $446.7 million at June 30, 2017, an increase of $42.9 million or 10.6%, compared to $403.8 million at December 31, 2016. Real estate construction and land development loans represented 3.3% of the Corporation's loan portfolio at June 30, 2017, compared to 3.1% at December 31, 2016.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At June 30, 2017, $0.2 million or 0.1%, of the Corporation's $446.7 million of real estate construction and land development loans were considered impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms. At December 31, 2016, $0.3 million, or 0.1%, of the Corporation's $403.8 million of real estate and construction and land development loans were considered impaired.
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
Residential mortgage loans were $3.13 billion at June 30, 2017, an increase of $38.9 million, or 1.3%, from residential mortgage loans of $3.09 billion at December 31, 2016. Residential mortgage loans historically involve the least amount of credit risk in the Corporation's loan portfolio. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $214.7 million at June 30, 2017, compared to $169.5 million at December 31, 2016. Residential mortgage loans represented 22.9% of the

Corporation's loan portfolio at June 30, 2017, compared to 23.8% of the Corporation's loan portfolio at December 31, 2016. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $457.2 million at June 30, 2017, compared to $463.8 million at December 31, 2016.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer installment loans were $1.55 billion at June 30, 2017, an increase of $120.1 million, or 8.4%, from consumer installment loans of $1.43 billion at December 31, 2016. At June 30, 2017, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 62.3%; recreational vehicles - 18.0%; marine vehicles - 15.3%; other collateral - 3.6%; and unsecured - 0.8%. Consumer installment loans represented 11.4% of the Corporation's loan portfolio at June 30, 2017, compared to 11.0% at December 31, 2016.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $856.8 million at June 30, 2017, a decrease of $19.4 million, or 2.2%, from home equity loans of $876.2 million at December 31, 2016. At June 30, 2017, approximately 66.9% of the Corporation's home equity loans were first lien mortgages and 33.1% were junior lien mortgages. Home equity loans represented 6.3% of the Corporation's loan portfolio at June 30, 2017, compared to 6.7% at December 31, 2016. Home equity lines of credit comprised $413.0 million, or 48.2%, of the Corporation's home equity loans at June 30, 2017, compared to $437.8 million, or 49.3%, of home equity loans at December 31, 2016. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced net credit losses on consumer installment and home equity loans totaling 21 basis points (annualized) of average consumer installment and home equity loans during the six months ended June 30, 2017, compared to 15 basis points of average consumer installment and home equity loans in all of 2016. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rates in Michigan, Ohio and Indiana were 3.8%, 5.0% and 3.0%, respectively, at June 30, 2017, compared to 5.0%, 4.9% and 4.0%, respectively, at December 31, 2016. The national average unemployment rate was 4.4% at June 30, 2017.
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
Nonperforming assets were $65.5 million at June 30, 2017, an increase of $4.0 million, or 6.4%, from $61.5 million at December 31, 2016. Nonperforming assets represented 0.35% of total assets at both June 30, 2017 and December 31, 2016, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area.

The following schedule provides a summary of impaired assets:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Nonaccrual loans:
Commercial	$18,773	$13,178
Commercial real estate	19,723	19,877
Real estate construction and land development	56	80
Residential mortgage	7,714	6,969
Consumer installment	757	879
Home equity	3,871	3,351
Total nonaccrual loans	50,894	44,334
Other real estate and repossessed assets	14,582	17,187
Total nonperforming assets	65,476	61,521
Accruing troubled debt restructurings
Commercial loan portfolio	39,714	45,388
Consumer loan portfolio	15,522	17,147
Total performing troubled debt restructurings	55,236	62,535
Total impaired assets	$120,712	$124,056
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding loans accounted for under ASC 310-30
Commercial loan portfolio	$320	$288
Consumer loan portfolio	2,026	995
Total accruing loans contractually past due 90 days or more as to interest or principal payments	$2,346	$1,283
Nonperforming loans as a percent of total loans	0.37%	0.34%
Nonperforming assets as a percent of total assets	0.35%	0.35%
Impaired assets as a percent of total assets	0.64%	0.71%
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $25.7 million at June 30, 2017, compared to $30.5 million at December 31, 2016. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at June 30, 2017 and December 31, 2016 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

(Dollars in thousands)	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
June 30, 2017
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$38,836	$3,743	$—	10%
With valuation allowance and charge-offs	10,185	1,930	8,139	55%
With charge-offs and no valuation allowance	3,886	—	5,983	61%
Without valuation allowance or charge-offs	25,359	—	—	—%
Total impaired loans to commercial borrowers	$78,266	$5,673	$14,122	21%
December 31, 2016
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$41,305	$4,377	$—	11%
With valuation allowance and charge-offs	9,115	857	10,524	58%
With charge-offs and no valuation allowance	4,001	—	6,665	62%
Without valuation allowance or charge-offs	24,102	—	—	—%
Total impaired loans to commercial borrowers	$78,523	$5,234	$17,189	23%

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $49.0 million at June 30, 2017 required a specific allocation of the allowance for loan losses (valuation allowance) of $5.7 million, compared to $50.4 million of impaired loans in the commercial loan portfolio at December 31, 2016 which required a valuation allowance of $5.2 million.
Nonperforming Loans

Total nonperforming loans were $50.9 million at June 30, 2017, an increase of $6.6 million, or 14.8%, compared to $44.3 million at December 31, 2016. The Corporation's nonperforming loans in the commercial loan portfolio were $38.6 million at June 30, 2017, an increase of $5.4 million, or 16.3%, from $33.1 million at December 31, 2016. Nonperforming loans in the commercial loan portfolio comprised 75.7% of total nonperforming loans at June 30, 2017, compared to 74.7% at December 31, 2016. The Corporation's nonperforming loans in the consumer loan portfolio were $12.3 million at June 30, 2017, an increase of $1.1 million, or 10.2%, from $11.2 million at December 31, 2016.

The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$47,841	$53,419	$44,334	$62,225
Additions during period	11,044	5,467	25,082	10,740
Principal balances charged off	(1,564)	(3,166)	(6,307)	(8,220)
Transfers to other real estate/repossessed assets	(1,661)	(1,455)	(3,381)	(2,902)
Returned to accrual status	(519)	(3,874)	(1,895)	(4,217)
Payments received	(4,247)	(6,394)	(6,939)	(13,629)
Balance at end of period	$50,894	$43,997	$50,894	$43,997

Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
$5,000,000 or more	—	$—	—	$—
$2,500,000 – $4,999,999	2	9,354	1	4,793
$1,000,000 – $2,499,999	3	3,842	7	10,526
$500,000 – $999,999	14	10,502	8	5,652
$250,000 – $499,999	16	5,308	10	3,809
Under $250,000	134	9,546	105	8,355
Total	169	$38,552	131	$33,135
Nonperforming commercial loans were $18.8 million at June 30, 2017, an increase of $5.6 million, or 42.5%, compared to $13.2 million at December 31, 2016. Nonperforming commercial loans comprised 0.6% of total commercial loans at June 30, 2017, compared to 0.4% at December 31, 2016.
Nonperforming commercial real estate loans were $19.7 million at June 30, 2017, a decrease of $0.2 million, or 0.8%, compared to $19.9 million at December 31, 2016. Nonperforming commercial real estate loans comprised 0.5% of total commercial real estate loans at both June 30, 2017 and December 31, 2016. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $11.7 million, $3.6 million and $4.4 million, respectively, at June 30, 2017. At June 30, 2017, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentration of nonperforming commercial real estate loans at June 30, 2017 was one customer relationship totaling $4.7 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million.
Nonperforming real estate construction and land development loans were $0.1 million at both June 30, 2017 and December 31, 2016. Nonperforming real estate construction and land development loans comprised less than 0.1% of total real estate construction and land development loans at both June 30, 2017 and December 31, 2016.

At June 30, 2017, the Corporation had nonperforming loans in the commercial loan portfolio of $5.3 million that were secured by real estate and were in various stages of foreclosure, compared to $1.7 million at December 31, 2016.
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $7.7 million at June 30, 2017, an increase of $0.7 million, or 10.7%, from $7.0 million at December 31, 2016. Nonperforming residential mortgage loans comprised 0.2% of total residential mortgage loans at both June 30, 2017 and December 31, 2016. At June 30, 2017, a total of $4.6 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $1.8 million at December 31, 2016.
Nonperforming consumer installment loans were $0.8 million at June 30, 2017, compared to $0.9 million at December 31, 2016. Nonperforming consumer installment loans comprised 0.05% of total consumer installment loans at June 30, 2017 and 0.06% at December 31, 2016.
Nonperforming home equity loans were $3.9 million at June 30, 2017, an increase of $0.5 million, or 15.5%, compared to $3.4 million at December 31, 2016. Nonperforming home equity loans comprised 0.5% of total home equity loans at June 30, 2017, compared to 0.4% at December 31, 2016.
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
The following summarizes the Corporation's TDRs at June 30, 2017 and December 31, 2016:

	Accruing TDRs			Nonaccrual TDRs	Total
(Dollars in thousands)	Current	Past due 31-90 days	Subtotal
June 30, 2017
Commercial loan portfolio	$34,484	$5,230	$39,714	$21,296	$61,010
Consumer loan portfolio	15,233	289	15,522	4,409	19,931
Total TDRs	$49,717	$5,519	$55,236	$25,705	$80,941
December 31, 2016
Commercial loan portfolio	$43,041	$2,347	$45,388	$25,397	$70,785
Consumer loan portfolio	16,690	457	17,147	5,134	22,281
Total TDRs	$59,731	$2,804	$62,535	$30,531	$93,066
A summary of changes in the Corporation's accruing TDRs in the commercial loan portfolio for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$41,055	$47,247	$45,388	$46,141
Additions for modifications	611	2,262	1,219	5,683
Principal payments and pay-offs	(796)	(3,899)	(3,815)	(5,081)
Transfers from nonaccrual status	99	922	1,176	970
Transfers to nonaccrual status	(1,255)	(1,426)	(4,254)	(2,607)
Balance at end of period	$39,714	$45,106	$39,714	$45,106
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets, included in "Interest receivable and other assets" on the Consolidated Statements of Financial Position. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $13.6 million at June 30, 2017, a decrease of $3.2 million, or 18.9%, from $16.8 million at December 31, 2016. The decrease in ORE during the six months ended June 30, 2017 was primarily attributable to ORE sales. Repossessed assets totaled $0.9 million at June 30, 2017, an increase of $0.6 million, from $0.4 million at December 31, 2016.

The following schedule provides the composition of ORE at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Composition of ORE:
Vacant land	$4,452	$5,473
Commercial real estate properties	6,007	6,812
Residential real estate properties	3,178	4,527
Total ORE	$13,637	$16,812

The following schedule summarizes ORE activity during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of year	$15,895	$8,931	$16,812	$9,716
Additions attributable to foreclosures	657	1,217	3,776	2,155
Write-downs to fair value	(504)	(63)	(773)	(230)
Net payments received	(163)	100	(202)	(85)
Dispositions	(2,248)	(1,859)	(5,976)	(3,230)
Balance at end of year	$13,637	$8,326	$13,637	$8,326
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation had $4.0 million in ORE at June 30, 2017 that had been held in excess of one year, of which $1.3 million had been held in excess of three years. The Corporation had $9.9 million of nonperforming loans that were in the process of foreclosure at June 30, 2017.

All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at June 30, 2017, the carrying value of ORE of $13.6 million was reflective of $10.4 million in charge-offs, write-downs and acquisition-related fair value adjustments.
During the six months ended June 30, 2017, the Corporation sold 97 ORE properties for proceeds of $7.8 million. On an average basis, the net proceeds from these sales represented 130% of the carrying value of the property at the time of sale, with the proceeds representing 92% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
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

The following schedule summarizes information related to the Corporation's allowance for loan losses:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Allowance for loan losses:
Originated loans	$83,797	$78,268
Acquired loans	—	—
Total	$83,797	$78,268
Nonperforming loans	$50,894	$44,334
Allowance for originated loans as a percent of:
Total originated loans	0.97%	1.05%
Nonperforming loans	165%	177%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	178%	194%
A summary of the activity in the allowance for loan losses is included in the table below.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Allowance for loan losses - beginning of period	$78,774	$78,268	$70,318	$78,268	$73,328
Provision for loan losses	6,229	4,050	3,000	10,279	4,500
Loan charge-offs:
Commercial	(355)	(2,637)	(1,682)	(2,992)	(5,018)
Commercial real estate	(371)	(45)	(860)	(416)	(1,409)
Real estate construction and land development	—	(9)	—	(9)	(11)
Residential mortgage	(168)	(643)	(80)	(811)	(429)
Consumer installment	(1,347)	(1,814)	(911)	(3,161)	(1,907)
Home equity	(63)	(426)	(87)	(489)	(304)
Total loan charge-offs	(2,304)	(5,574)	(3,620)	(7,878)	(9,078)
Recoveries of loans previously charged off:
Commercial	116	638	529	754	750
Commercial real estate	166	775	673	941	782
Residential mortgage	187	76	88	263	265
Consumer installment	600	504	425	1,104	819
Home equity	29	37	93	66	140
Total loan recoveries	1,098	2,030	1,808	3,128	2,756
Net loan charge-offs	(1,206)	(3,544)	(1,812)	(4,750)	(6,322)
Allowance for loan losses - end of period	$83,797	$78,774	$71,506	$83,797	$71,506
Net loan charge-offs as a percent of average loans (annualized)	0.04%	0.11%	0.10%	0.07%	0.17%
The allowance of the acquired loan portfolio was not carried over on the date of acquisition. The acquired loans were recorded at their estimated fair values at the date of acquisition, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, an allowance is established and allocated to acquired loans. There was no allowance needed for the acquired loan portfolio at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(Dollars in millions)	Allowance Amount	Percent of originated loans in each category to total loans	Allowance Amount	Percent of originated loans in each category to total loans
Originated loans:
Commercial	$26.8	25%	$22.4	25%
Commercial real estate	27.4	28	25.4	26
Real estate construction and land development	3.8	4	3.4	4
Residential mortgage	12.4	19	13.8	20
Consumer Installment	9.3	17	8.9	17
Home equity	4.1	7	4.4	8
Subtotal — originated loans	83.8	100%	78.3	100%
Acquired loans	—		—
Total	$83.8		$78.3
Deposits
Total deposits were $13.20 billion at June 30, 2017, an increase of $331.2 million, or 2.6%, from total deposits of $12.87 billion at December 31, 2016. The increase in total deposits during the six months ended June 30, 2017 was primarily attributable to organic growth in customer deposits, which included increases in interest- and noninterest-bearing demand deposits and savings deposits of $354.5 million that were partially offset by a decline in time deposits of $23.2 million. Interest- and noninterest-bearing demand deposit and savings accounts were $10.22 billion at June 30, 2017, compared to $9.86 billion at December 31, 2016. Time deposits were $2.99 billion at June 30, 2017, compared to $3.01 billion at December 31, 2016.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the six months ended June 30, 2017, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
At June 30, 2017, the Corporation's time deposits, which consist of certificates of deposit, including CDARS, IRA deposits and other brokered funds, totaled $2.99 billion, of which $1.15 billion have stated maturities during the remainder of 2017. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of June 30, 2017:

(Dollars in thousands)	Amount	Weighted Average Interest Rate
2017 maturities:
Third quarter	$684,206	0.7%
Fourth quarter	461,085	0.8
2017 remaining maturities	1,145,291	0.7
2018 maturities	1,204,020	1.1
2019 maturities	274,439	1.1
2020 maturities	165,572	1.5
2021 maturities	135,671	1.6
2022 maturities and beyond	62,139	1.6
Total time deposits	$2,987,132	0.6%

The below table presents the maturity distribution of time deposits of $250,000 or more at June 30, 2017. Time deposits of $250,000 or more totaled $1.26 billion and represented 9.5% of total deposits at June 30, 2017.

	June 30, 2017
(Dollars in thousands)	Amount	Percent
Maturity:
Within 3 months	$327,033	26.0%
After 3 but within 6 months	256,534	20.4
After 6 but within 12 months	393,585	31.2
After 12 months	282,225	22.4
Total	$1,259,377	100.0%
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
Securities Sold Under Agreements to Repurchase with Customers
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase with customers do not qualify as sales for accounting purposes. Securities sold under agreements to repurchase with customers were $310.0 million at June 30, 2017, compared to $343.0 million at December 31, 2016.
Short-term Borrowings
Short-term borrowings were $2.1 billion at June 30, 2017 and $0.8 billion at December 31, 2016 and were comprised solely of FHLB borrowings each period end. Short-term borrowings increased $1.23 billion, during the six months ended June 30, 2017. The increase in short-term borrowings during the six months ended June 30, 2017 was due to the addition of short-term FHLB advances utilized by the Corporation to fund short-term liquidity needs resulting from loan growth and an increase in investment securities.
FHLB advances are borrowings from the Federal Home Loan Bank that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of loans eligible as collateral under the blanket security agreement was $7.28 billion at June 30, 2017. The average daily balance, average interest rate during the period and maximum month-end balance of short-term FHLB advances during the six months ended June 30, 2017 were $1.3 billion, 0.93% and $2.1 billion, respectively. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs.
Long-term Borrowings
Long-term borrowings were $435.9 million at June 30, 2017 and $597.8 million at December 31, 2016. Long-term borrowings decreased $162.0 million or 27.1% during the six months ended June 30, 2017. The decrease was primarily due to the Corporation's decision to pay down the remaining balance on the non-revolving line-of-credit that was added in conjunction with the merger with Talmer.

A summary of the composition of the Corporation's long-term borrowings follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Long-term borrowings:
Long-term FHLB advances	$351,324	$438,538
Securities sold under agreements to repurchase	9,048	19,144
Non-revolving line-of-credit	59,854	124,625
Subordinated debt obligations	15,626	15,540
Total long-term borrowings	$435,852	$597,847
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition and the merger with Talmer.
Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of June 30, 2017. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit:
Loans to commercial borrowers	$981,940	$629,304	$204,683	$414,039	$2,229,966
Loans to consumer borrowers	215,263	173,105	144,893	164,942	698,203
Total unused commitments to extend credit	1,197,203	802,409	349,576	578,981	2,928,169
Undisbursed loan commitments	606,654	—	—	—	606,654
Standby letters of credit	89,608	10,733	12,348	26,281	138,970
Total credit-related commitments	$1,893,465	$813,142	$361,924	$605,262	$3,673,793
Undisbursed loan commitments at June 30, 2017 exclude $142.0 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $2.64 billion at June 30, 2017, an increase of $57.9 million, or 2.24%, from total shareholders' equity of $2.58 billion at December 31, 2016. Total shareholders' equity as a percentage of total assets was 14.1% at June 30, 2017, compared to 14.9% at December 31, 2016. The Corporation's tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $1.49 billion at June 30, 2017 and $1.43 billion at December 31, 2016. The Corporation's tangible equity to tangible assets ratio was 8.4% at June 30, 2017, compared to 8.8% at December 31, 2016.(1)
(1) Tangible equity and the tangible equity to tangible assets ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."
Regulatory Capital
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets of the Corporation and Chemical Bank totaled $14.35 billion and $14.30 billion at June 30, 2017, respectively, compared to $13.42 billion and $13.36 billion at December 31, 2016, respectively. The increase in risk-weighted assets during the six months ended June 30, 2017 was primarily attributable to organic loan growth.

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
The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at June 30, 2017, as shown in the following schedule:

	June 30, 2017
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	8.7%	10.4%	10.4%	11.1%
Chemical Bank	8.9	10.6	10.6	11.2
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0
As of June 30, 2017, the Corporation and Chemical Bank's capital ratios exceeded the minimum levels required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 17 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
Results of Operations
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB) and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation's largest source of net revenue (net interest income plus noninterest income), representing 76.8% of net revenue for the second quarter of 2017, compared to 77.4% for the first quarter of 2017 and 78.8% for the second quarter of 2016. Net interest income represented 77.1% of net revenue during the six months ended June 30, 2017, compared to 79.0% during the six months ended June 30, 2016. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates(1)
The following tables present the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on an FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016 and for the six months ended June 30, 2017 and June 30, 2016. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. Please refer to the section entitled "Non-GAAP Financial Measures."

	Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)
Assets
Interest-earning Assets:
Loans(2)	$13,513,927	$142,128	4.22%	$13,155,846	$133,293	4.11%	$7,511,192	$78,295	4.19%
Taxable investment securities	1,364,358	7,125	2.09	1,005,489	4,756	1.89	515,303	1,798	1.40
Tax-exempt investment securities	882,445	6,781	3.07	861,508	6,495	3.02	484,271	4,061	3.35
Other interest-earning assets	166,244	1,246	3.01	103,334	621	2.44	43,615	777	7.16
Interest-bearing deposits with the FRB and other banks and federal funds sold	302,022	1,022	1.36	269,288	799	1.20	82,246	144	0.70
Total interest-earning assets	16,228,996	158,302	3.91	15,395,465	145,964	3.83	8,636,627	85,075	3.96
Less: Allowance for loan losses	(80,690)			(78,616)			(71,790)
Other assets:
Cash and cash due from banks	222,954			229,203			148,034
Premises and equipment	145,320			146,044			104,488
Interest receivable and other assets	1,748,119			1,781,923			515,039
Total assets	$18,264,699			$17,474,019			$9,332,398
Liabilities and shareholders' equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$2,682,652	$1,289	0.19%	$2,898,061	$1,018	0.14%	$1,892,512	$582	0.12%
Savings deposits	3,881,260	3,047	0.31	3,842,594	1,721	0.18	2,073,412	476	0.09
Time deposits	2,958,436	6,246	0.85	2,953,069	6,177	0.85	1,582,467	3,202	0.81
Short-term borrowings	2,027,505	4,659	0.92	1,225,888	1,658	0.55	418,232	226	0.22
Long-term borrowings	474,086	1,944	1.65	539,032	2,225	1.67	281,327	956	1.37
Total interest-bearing liabilities	12,023,939	17,185	0.57	11,458,644	12,799	0.45	6,247,950	5,442	0.35
Noninterest-bearing deposits	3,499,686	—	—	3,305,201	—	—	1,979,423	—	—
Total deposits and borrowed funds	15,523,625	17,185	0.44	14,763,845	12,799	0.35	8,227,373	5,442	0.27
Interest payable and other liabilities	134,557			125,673			72,011
Shareholders’ equity	2,606,517			2,584,501			1,033,014
Total liabilities and shareholders’ equity	$18,264,699			$17,474,019			$9,332,398
Net Interest Spread (Average yield earned minus average rate paid)			3.34%			3.38%			3.61%
Net Interest Income (FTE)		$141,117			$133,165			$79,633
Net Interest Margin (Net interest income (FTE) divided by total average interest-earning assets)			3.48%			3.49%			3.70%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$141,117			$133,165			$79,633
Adjustments for taxable equivalent interest(1):
Loans		(814)			(808)			(717)
Tax-exempt investment securities		(2,355)			(2,260)			(1,421)
Total taxable equivalent interest adjustments		(3,169)			(3,068)			(2,138)
Net interest income (GAAP)		$137,948			$130,097			$77,495
Net interest margin (GAAP)		3.41%			3.41%			3.60%

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

	Six Months Ended
	June 30, 2017			June 30, 2016
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)
Assets
Interest-earning Assets:
Loans(2)	$13,335,876	$275,421	4.16%	$7,405,332	$153,394	4.16%
Taxable investment securities	1,185,915	11,881	2.00	534,914	3,727	1.39
Tax-exempt investment securities	872,034	13,276	3.04	490,287	8,161	3.33
Other interest-earning assets	134,962	1,867	2.79	41,554	1,033	5.00
Interest-bearing deposits with the FRB and other banks and federal funds sold	285,746	1,821	1.28	109,582	357	0.66
Total interest-earning assets	15,814,533	304,266	3.87	8,581,669	166,672	3.90
Less: Allowance for loan losses	(79,658)			(72,669)
Other assets:
Cash and cash due from banks	226,061			153,156
Premises and equipment	145,680			105,223
Interest receivable and other assets	1,764,925			519,337
Total assets	$17,871,541			$9,286,716
Liabilities and shareholders' equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$2,789,762	$2,307	0.17%	$1,923,068	$1,050	0.11%
Savings deposits	3,862,033	4,768	0.25	2,061,141	865	0.08
Time deposits	2,955,768	12,423	0.85	1,604,020	6,404	0.80
Short-term borrowings	1,628,911	6,317	0.78	383,966	326	0.17
Long-term borrowings	506,379	4,169	1.66	273,675	1,931	1.42
Total interest-bearing liabilities	11,742,853	29,984	0.51	6,245,870	10,576	0.34
Noninterest-bearing deposits	3,402,981	—	—	1,943,159	—	—
Total deposits and borrowed funds	15,145,834	29,984	0.40	8,189,029	10,576	0.26
Interest payable and other liabilities	130,140			72,216
Shareholders’ equity	2,595,567			1,025,471
Total liabilities and shareholders’ equity	$17,871,541			$9,286,716
Net Interest Spread (Average yield earned minus average rate paid)			3.36%			3.56%
Net Interest Income (FTE)		$274,282			$156,096
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.49%			3.65%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$274,282			$156,096
Adjustments for taxable equivalent interest(1):
Loans		(1,622)			(1,415)
Tax-exempt investment securities		(4,615)			(2,856)
Total taxable equivalent interest adjustments		(6,237)			(4,271)
Net interest income (GAAP)		$268,045			$151,825
Net interest margin (GAAP)		3.41%			3.55%

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

Net interest income (FTE) of $141.1 million in the second quarter of 2017 was $8.0 million, or 6.0%, higher than net interest income (FTE) of $133.2 million in the first quarter of 2017. The increase in net interest income (FTE) in the second quarter of 2017, compared to the first quarter of 2017, was driven by the positive impact of organic loan growth, an increase in the investment securities portfolio, an increase in interest accretion from purchase accounting discounts on acquired loans and one additional day in the quarter. These benefits to net interest income were partially offset by the interest expense impact of increases in short-term borrowings and deposits. The net interest margin (on a tax-equivalent basis) was 3.48% in the second quarter of 2017, compared to 3.49% in the first quarter of 2017. The average yield on interest-earning assets increased eight basis points to 3.91% in the second quarter of 2017 from 3.83% in the first quarter of 2017, and was due to an increase in the investment securities portfolio funded by an increase in short-term borrowings. Interest accretion from purchase accounting discounts on acquired loans contributed 21 basis points to the Corporation's net interest margin (on a tax-equivalent basis) in the second quarter of 2017, compared to 12 basis points in the first quarter of 2017. The yield on total loans in the second quarter of 2017 of 4.22%, increased 11 basis points compared to first quarter of 2017, primarily due to an increase of interest accretion from purchase accounting discounts on acquired loans and an increase in the average coupon rates on loans. The average cost of interest-bearing liabilities increased 12 basis points to 0.57% in the second quarter of 2017, compared to 0.45% in the first quarter of 2017, primarily due to the increase in short-term borrowings.
Net interest income (FTE) of $141.1 million in the second quarter of 2017 was $61.5 million or 77.2%, higher than net interest income (FTE) of $79.6 million in the second quarter of 2016, with the increase primarily attributable to loans acquired in the merger with Talmer and organic loan growth. The net interest margin was 3.48% in the second quarter of 2017, compared to 3.70% in the second quarter of 2016. The average yield on interest-earning assets decreased five basis point to 3.91% in the second quarter of 2017 from 3.96% in the second quarter of 2016. The average yield on loans increased three basis points to 4.22% in the second quarter of 2017 from 4.19% in the second quarter of 2016. Interest accretion from purchase accounting discounts on acquired loans contributed 21 basis points to the Corporation's net interest margin (on a tax-equivalent basis) in the second quarter of 2017, compared to 11 basis points in the second quarter of 2016. The average cost of interest-bearing liabilities increased 22 basis points to 0.57% in the second quarter of 2017 from 0.35% in the second quarter of 2016, primarily due to an increase in short-term borrowings and deposit rates attributable to a change in funding mix, both resulting from a rise in market rates. The merger with Talmer added $4.88 billion of loans and $5.29 billion of deposits on August 31, 2016.
    Net interest income (FTE) of $274.3 million for the six months ended June 30, 2017 was $118.2 million, or 75.7%, higher than net interest income (FTE) of $156.1 million for the six months ended June 30, 2016, with the increase primarily attributable to the positive impact of organic loan growth, growth in the investment securities portfolio and the impact of the Corporation's acquisition of Talmer. The net interest margin was 3.49% for the six months ended June 30, 2017, compared to 3.65% for the six months ended June 30, 2016. The average yield on interest-earning assets decreased three basis point to 3.87% in the six months ended June 30, 2017 from 3.90% in the six months ended June 30, 2016, with the decrease primarily attributable to lower average yields on the loan portfolios, partially offset by an increase in interest accretion from purchase accounting discounts on acquired loans. Interest accretion from purchase accounting discounts on acquired loans contributed 20 basis points to the Corporation's net interest margin (on a tax-equivalent basis) in the six months ended June 30, 2017. The average cost of interest-bearing liabilities increased 17 basis points to 0.51% in the six months ended June 30, 2017 from 0.34% in the six months ended June 30, 2016, primarily due to an increase in short-term borrowings and deposit rates attributable to a change in funding mix, both resulting from a rise in market rates.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was increased to 3.75% from the previous rate of 3.50% in December 2016, increased to 4.00% in March 2017 and increased again to 4.25% in June 2017. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of the Corporation's variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
The Corporation is primarily funded by core deposits, which is a lower-cost funding base than wholesale funding and historically has had a positive impact on the Corporation's net interest income and net interest margin.

Volume and Rate Variance Analysis
The below table presents the effect of volume and rate changes on interest income and expense. Changes in volume are changes in the average balance multiplied by the previous year's average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended June 30, 2017
	Compared to Three Months Ended March 31, 2017			Compared to Three Months Ended June 30, 2016
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$4,680	$4,155	$8,835	$64,111	$(278)	$63,833
Taxable investment securities/other assets	2,305	689	2,994	5,248	548	5,796
Tax-exempt investment securities	170	116	286	3,092	(372)	2,720
Interest-bearing deposits with the FRB and other banks	108	115	223	763	115	878
Total change in interest income on interest-earning assets	7,263	5,075	12,338	73,214	13	73,227
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(88)	359	271	281	426	707
Savings deposits	8	1,318	1,326	952	1,619	2,571
Time deposits	(13)	82	69	2,980	62	3,042
Short-term borrowings	1,849	1,152	3,001	3,800	633	4,433
Long-term borrowings	(360)	79	(281)	1,011	(21)	990
Total change in interest expense on interest-bearing liabilities	1,396	2,990	4,386	9,024	2,719	11,743
Total Change in Net Interest Income (FTE)(2)	$5,867	$2,085	$7,952	$64,190	$(2,706)	$61,484

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

	Six Months Ended June 30 2017 Compared to Six Months Ended June 30, 2016
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)
Changes in Interest Income on Interest-Earning Assets:
Loans	$123,301	$(1,274)	$122,027
Taxable investment securities/other assets	7,479	1,509	8,988
Tax-exempt investment securities	5,886	(771)	5,115
Interest-bearing deposits with the FRB and other banks	1,196	268	1,464
Total change in interest income on interest-earning assets	137,862	(268)	137,594
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	542	715	1,257
Savings deposits	1,678	2,225	3,903
Time deposits	5,789	230	6,019
Short-term borrowings	5,279	712	5,991
Long-term borrowings	2,255	(17)	2,238
Total change in interest expense on interest-bearing liabilities	15,543	3,865	19,408
Total Change in Net Interest Income (FTE)(2)	$122,319	$(4,133)	$118,186

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

Provision for Loan Losses
The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $6.2 million in the second quarter of 2017, compared to $4.1 million in the first quarter of 2017 and $3.0 million in the second quarter of 2016. The increase in the provision for loan losses in the second quarter of 2017, compared to both the first quarter of 2017 and second quarter of 2016, was primarily the result of an increase in organic growth in the loan portfolio. Originated loan growth was $699.9 million in the second quarter of 2017, which was partially offset by run-off in the acquired loan portfolio of $305.9 million, compared to $501.4 million in the first quarter of 2017, partially offset by run-off in the acquired loan portfolio of $218.8 million. It is important to note that the acquired loan portfolio was adjusted to the fair value of loans at each respective acquisition date and, as of June 30, 2017, no allowance has been recorded for this population of loans. Therefore, the run-off of acquired loans does not result in the reduction of allowance.
The Corporation experienced net loan charge-offs of $1.2 million in the second quarter of 2017, compared to $3.5 million in the first quarter of 2017 and $1.8 million in the second quarter of 2016. Net loan charge-offs as a percentage of average loans (annualized) were 0.04% in the second quarter of 2017, compared to 0.11% in the first quarter of 2017 and 0.10% in the second quarter of 2016. Net loan charge-offs in the commercial loan portfolios totaled $0.4 million in the second quarter of 2017, compared to $1.3 million in both the first quarter of 2017 and the second quarter of 2016. Net loan charge-offs in the first quarter of 2017 included $1.5 million of losses from one commercial loan relationship. Net loan charge-offs in the consumer loan portfolios totaled $0.8 million in the second quarter of 2017, compared to $2.3 million in the first quarter of 2017 and $0.5 million in the second quarter of 2016.
The Corporation's provision of $6.2 million in the second quarter of 2017 was $5.0 million higher than second quarter of 2017 net loan charge-offs, while the provision of $4.1 million in first quarter of 2017 was $0.5 million higher than first quarter of 2017 net loan charge-offs and the provision of $3.0 million in second quarter of 2016 was $1.2 million higher than second quarter of 2016 net loan charge-offs.

The Corporation's provision and net loan charge-offs were $10.3 million and $4.8 million, respectively, for the six months ended June 30, 2017, compared to $4.5 million and $6.3 million, respectively, for the six months ended June 30, 2016. The increase in the provision was primarily related to the impact of the increase in organic growth in the loan portfolio.

Noninterest Income
The following table presents the major components of noninterest income:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Noninterest income
Service charges and fees on deposit accounts	$8,777	$8,004	$6,337	$16,781	$12,057
Wealth management revenue	6,958	5,827	5,782	12,785	10,983
Electronic banking fees	7,482	6,817	4,786	14,299	9,704
Net gain on sale of loans and other mortgage banking revenue	9,879	9,160	1,595	19,039	3,000
Other fees for customer services	1,739	1,567	1,191	3,306	2,322
Title insurance commissions	513	507	486	1,020	829
Gain on sale of investment securities	77	90	18	167	37
Bank-owned life insurance	1,106	1,211	237	2,317	433
Rental income	139	159	153	298	290
Gain on sale of closed branch offices and other assets	—	—	105	—	262
Other	4,898	4,668	207	9,566	399
Total noninterest income	$41,568	$38,010	$20,897	$79,578	$40,316
Significant items(1)	1,802	519	—	2,321	—
Noninterest income excluding significant items(1)	$39,766	$37,491	$20,897	$77,257	$40,316
Noninterest income as a percentage of:
Net revenue (net interest income plus noninterest income)	23.2%	22.6%	21.2%	22.9%	21.0%
Average total assets	0.2	0.2	0.2	0.4	0.4
Net revenue, excluding significant items(1)	22.4	22.4	21.2	22.4	21.0
Average total assets, excluding significant items(1)	0.2	0.2	0.2	0.4	0.4
(1) Significant items include net gain on the sale of branch offices and the change in fair value in loan servicing rights, included within "Net gain on sale of loans and other mortgage banking revenue". Noninterest income, excluding significant items, as a percentage of net revenue and average total assets, excluding significant items, are non-GAAP financial measures. See the section entitled "Non-GAAP Financial Measures."
Noninterest income was $41.6 million in the second quarter of 2017, $38.0 million in the first quarter of 2017 and $20.9 million in the second quarter of 2016. Noninterest income in the second quarter of 2017 included a detriment to earnings of $1.8 million related to the change in fair value in loan servicing rights, compared to a $0.5 million detriment in the first quarter of 2017. Excluding this significant item, noninterest income increased $2.3 million or 6.1%, in the second quarter of 2017, compared to the first quarter of 2017, with the increase primarily due to $1.2 million higher wealth management revenue. Noninterest income, excluding significant items, increased $18.9 million, or 90.3%, in the second quarter of 2017, compared to the second quarter of 2016, due primarily to the incremental addition of Talmer into operations.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $8.8 million in the second quarter of 2017, $8.0 million in the first quarter of 2017 and $6.3 million in the second quarter of 2016. Service charges and fees on deposit accounts increased $0.8 million, or 9.7%, in the second quarter of 2017, compared to the first quarter of 2017 and $2.4 million, or 38.5%, from the second quarter of 2016. The increase over the second quarter of 2016 was largely attributable to the merger with Talmer. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $6.4 million in the second quarter of 2017, compared to $5.7 million in the first quarter of 2017 and $4.7 million in the second quarter of 2016.

Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $7.0 million in the second quarter of 2017, and $5.8 million in both the first quarter of 2017 and the second quarter of 2016. Wealth management revenue increased $1.2 million, or 19.4%, in the second quarter of 2017, compared to the first quarter of 2017 and increased $1.2 million, or 20.3%, compared to the second quarter of 2016. The increase in wealth management revenue in the second quarter of 2017, compared to the first quarter of 2017, was primarily attributable to seasonal trust fees earned during the second quarter of 2017 from the preparation of trust tax returns, while the increase in wealth management revenue in the second quarter of 2017, compared to the second quarter of 2016, was largely due to the impact of the Talmer merger. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $1.4 million in the second quarter of 2017, compared to $1.3 million in the first quarter of 2017 and $1.1 million in the second quarter of 2016.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees, were $7.5 million in the second quarter of 2017, $6.8 million in the first quarter of 2017 and $4.8 million in the second quarter of 2016. Electronic banking fees increased $0.7 million, or 9.8%, compared to the first quarter of 2017, and increased $2.7 million, or 56.3%, compared to the second quarter of 2016. The increase in electronic banking fees in the second quarter of 2017, compared to the second quarter of 2016 was primarily due to the merger with Talmer.
Net gain on sale of loans and other mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market and other loan sales. MBR was $9.9 million in the second quarter of 2017, $9.2 million in the first quarter of 2017 and $1.6 million in the second quarter of 2016. MBR increased $0.7 million, or 7.8%, compared to the first quarter of 2017 and increased $8.3 million, compared to the second quarter of 2016. The increase in MBR in the second quarter of 2017, compared to the first quarter of 2017 was due primarily to an increase in net gain on sale of loans, partially offset by the change in fair value in loan servicing rights recognized which was a detriment of $1.8 million in the second quarter of 2017, compared to a detriment of $0.5 million in the first quarter of 2017. The increase in MBR in the second quarter of 2017, compared to the second quarter of 2016, was largely attributable to an increase in the volume of loans sold in the secondary market due to the merger with Talmer. At June 30, 2017, the Corporation was servicing $7.22 billion of residential mortgage loans that had been originated in the Corporation's market areas and subsequently sold in the secondary market, compared to $7.37 billion at December 31, 2016. The significant increase in the Corporation's loan servicing portfolio in the second quarter of 2017, compared to the second quarter of 2016 was primarily attributable to the Talmer merger.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase and loss indemnification demands received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification demands, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $5.5 million at June 30, 2017, compared to $6.5 million at December 31, 2016.
All other categories of noninterest income, including other fees for customer services, insurance commissions and other noninterest income, excluding the significant items previously discussed, totaled $8.5 million in the second quarter of 2017, $8.2 million in the first quarter of 2017 and $2.4 million in the second quarter of 2016. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. Insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank. The increase in all other categories of noninterest income during the second quarter of 2017, compared to the second quarter of 2016 was primarily due to incremental revenue resulting from the impact of the Talmer merger.

Noninterest income was $79.6 million for the six months ended June 30, 2017, compared to $40.3 million for the six months ended June 30, 2016. Noninterest income for the six months ended June 30, 2017 included significant items of a detriment of $2.3 million, related to the change in fair value in loan servicing rights. Excluding this significant item, noninterest income increased $36.9 million or 91.6%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, with the increase largely due to the incremental addition of Talmer into operations.

Operating Expenses
The following table presents the major categories of operating expenses:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating expense
Salaries and wages	$44,959	$48,526	$26,887	$93,485	$53,630
Employee benefits	7,642	11,722	6,240	19,364	13,387
Occupancy	8,745	7,392	5,514	16,137	10,419
Equipment and software	8,149	8,517	4,875	16,666	9,279
Outside processing and service fees	8,924	7,511	4,833	16,435	8,544
FDIC insurance premiums	2,460	1,406	1,338	3,866	2,745
Professional fees	2,567	1,968	1,020	4,535	2,056
Intangible asset amortization	1,525	1,513	1,195	3,038	2,389
Advertising and marketing	2,098	2,025	793	4,123	1,559
Postage and express mail	1,486	1,551	866	3,037	1,850
Training, travel and other employee expenses	1,785	1,624	870	3,409	1,667
Telephone	1,038	988	614	2,026	1,344
Supplies	773	687	631	1,460	1,111
Donations	690	518	379	1,208	990
Credit-related expenses	1,895	1,200	(1,331)	3,095	(1,301)
Merger and acquisition-related transaction expenses	465	4,167	3,054	4,632	5,648
Other	3,036	2,881	1,307	5,917	2,655
Total operating expenses	$98,237	$104,196	$59,085	$202,433	$117,972
Operating expenses, excluding transaction expenses(1)	$97,772	$100,029	$56,031	$197,801	$112,324

Full-time equivalent staff (at period end)	3,364	3,273	2,198	3,364	2,198
Average assets	$18,264,699	$17,474,019	$9,332,398	$17,871,541	$9,286,716
Efficiency ratio - GAAP	54.7%	62.0%	60.1%	58.2%	61.4%
Efficiency ratio - adjusted non-GAAP(1)	52.2%	57.4%	54.6%	54.7%	56.1%
Total operating expenses as a percentage of total average assets	0.5%	0.6%	0.6%	1.1%	1.3%
Total operating expenses as a percentage of total average assets - adjusted Non-GAAP (1)	0.5%	0.6%	0.6%	1.1%	1.2%
(1)Operating expenses, excluding transaction expenses, adjusted total operating expenses as a percentage of total average assets and adjusted efficiency ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."
Total operating expenses were $98.2 million in the second quarter of 2017, $104.2 million in the first quarter of 2017 and $59.1 million in the second quarter of 2016. Operating expenses included transaction expenses of $0.5 million in the second quarter of 2017, $4.2 million in the first quarter of 2017 and $3.1 million in the second quarter of 2016. Excluding transaction expenses, operating expenses of $97.8 million in the second quarter of 2017 decreased $2.3 million, or 2.3%, over operating expenses of $100.0 million in the first quarter of 2017, primarily due to a decrease of $7.6 million in salaries, wages and employee benefits expenses, aided by a decrease in payroll taxes mostly attributable to stock option exercises exercised in the first quarter of 2017 and an increase in the deferral of loan origination costs due to increased loan production and revised loan origination costs based on an updated loan origination cost study. Excluding transaction expenses, operating expenses increased $41.7 million, or 74.5%, in the second quarter of 2017 over operating expenses of $56.0 million in the second quarter of 2016, due largely to incremental expenses resulting from the merger with Talmer.(1)
Salaries and wages were $45.0 million in the second quarter of 2017, $48.5 million in the first quarter of 2017 and $26.9 million in the second quarter of 2016. Salaries and wages expense decreased $3.6 million, or 7.4%, in the second quarter of 2017, compared to the first quarter of 2017, due primarily to an increase in the deferral of loan origination costs due to increased loan production and revised loan origination costs based on an updated loan origination cost study. Salaries and wages expense increased $18.1 million, or 67.2%, in the second quarter of 2017, compared to the second quarter of 2016, primarily due to incremental costs associated with the merger with Talmer.
Employee benefits expense was $7.6 million in the second quarter of 2017, $11.7 million in the first quarter of 2017 and $6.2 million in the second quarter of 2016. Employee benefits expense decreased $4.1 million, or 34.8%, in the second quarter of 2017 compared to the first quarter of 2017, due primarily to a decrease in payroll taxes mostly attributable to stock option exercises exercised in the first quarter of 2017. Employee benefits expense increased $1.4 million, or 22.5%, in the second quarter of 2017, compared to the second quarter of 2016, due primarily to incremental costs associated with the merger with Talmer and lower pension plan costs.
Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 53.5% in the second quarter of 2017, 57.8% in the first quarter of 2017 and 56.1% in the second quarter of 2016.
Occupancy expense was $8.7 million in the second quarter of 2017, $7.4 million in the first quarter of 2017 and $5.5 million in the second quarter of 2016. Occupancy expense increased $1.4 million, or 18.3%, in the second quarter of 2017, compared to the first quarter of 2017, primarily due to write-downs recognized on properties during the second quarter of 2017. Occupancy expense increased $3.2 million, or 58.6%, in the second quarter of 2017 compared to the second quarter of 2016 due primarily to incremental operating costs associated with the merger with Talmer. Occupancy expense included depreciation expense on buildings of $1.7 million in the second quarter of 2017, $1.6 million in the first quarter of 2017 and $1.5 million in the second quarter of 2016.
Equipment and software expense was $8.1 million in the second quarter of 2017, $8.5 million in the first quarter of 2017 and $4.9 million in the second quarter of 2016. Equipment and software expense decreased $0.4 million, or 4.3%, in the second quarter of 2017, compared to the first quarter of 2017, and increased $3.3 million, or 67.2%, compared to the first quarter of 2017. The increase in the second quarter of 2017, compared to the second quarter of 2016 was primarily due to incremental operating costs associated with the merger with Talmer.
Outside processing and service fees are largely comprised of amounts paid to third-party vendors related to the outsourcing of certain day-to-day functions that are integral to the Corporation's ability to provide services to its customers, including such things as the Corporation's debit card, electronic banking and wealth management platforms. Outside processing and service fees were $8.9 million in the second quarter of 2017, $7.5 million in the first quarter of 2017 and $4.8 million in the second quarter of 2016. Outside processing and service fees increased $1.4 million, or 18.8%, in the second quarter of 2017, compared to the first quarter of 2017, and increased $4.1 million, or 84.6%,compared to the second quarter of 2016. The increase in the second quarter of 2017, compared to the second quarter of 2016 was primarily due to incremental operating costs associated with the merger with Talmer.
FDIC insurance premiums were $2.5 million in the second quarter of 2017, $1.4 million in the first quarter of 2017 and $1.3 million in the second quarter of 2016. FDIC insurance premiums increased $1.1 million, or 75.0%, in the second quarter of 2017, compared to the first quarter of 2017.
Professional fees were $2.6 million in the second quarter of 2017, $2.0 million in the first quarter of 2017 and $1.0 million in the second quarter of 2016. Professional fees increased $0.6 million, or 30.4%, in second quarter of 2017, compared to the first quarter of 2017. Professional fees increased $1.5 million, compared to second quarter of 2016, as a result of additional legal fees incurred by the Corporation in defense of various litigation matters and other merger related matters and an increase in regulatory compliance related costs.
Credit-related expenses are comprised of other real estate ("ORE") net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were a net expense to income of $1.9 million in the second quarter of 2017 and $1.2 million in the first quarter of 2017, and a net benefit of $1.3 million in the second quarter of 2016. Credit-related expenses increased $0.7 million in the second quarter of 2017, compared to the first quarter of 2017, and increased $3.2 million, compared to the second quarter of 2016. The increase in the second quarter of 2017, compared to the second quarter of 2016 was primarily due to incremental operating costs associated with the merger with Talmer. The Corporation recognized net gains from the sales of ORE properties of $0.8 million in the second quarter of 2017, $1.0 million in the first quarter of 2017 and $1.3 million in the second quarter of 2016.

All other categories of operating expenses totaled $12.4 million in the second quarter of 2017, $11.8 million in the first quarter of 2017 and $6.7 million in the second quarter of 2016. All other categories of operating expenses increased $0.6 million, or 5.5%, in the second quarter of 2017, compared to the first quarter of 2017. All other categories of operating expenses increased $5.8 million, or 86.8%, in the second quarter of 2017, compared to the second quarter of 2016, due largely to incremental costs resulting from the merger with Talmer.
Operating expenses were $202.4 million for the six months ended June 30, 2017, compared to $118.0 million for the six months ended June 30, 2016. Operating expenses included transaction expenses of $4.6 million for the six months ended June 30, 2017, compared to $5.6 million for the six months ended June 30, 2016. Excluding transaction expenses, operating expenses of $197.8 million in the six months ended June 30, 2017 increased $85.5 million, or 76.1%, over operating expenses of $112.3 million for the six months ended June 30, 2016, due largely to incremental costs resulting from the merger with Talmer.
The Corporation's efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) plus noninterest income, was 54.7% in the second quarter of 2017, 62.0% in the first quarter of 2017 and 60.1% in the second quarter of 2016. The Corporation's efficiency ratio for the six months ended June 30, 2017 and 2016 was 58.2% and 61.4%, respectively. The Corporation's adjusted efficiency ratio, which excludes the previously identified significant items, was 52.2% in the second quarter of 2017, 57.4% in the first quarter of 2017 and 54.6% in the second quarter of 2016. The Corporation's adjusted efficiency ratio for the six months ended June 30, 2017 and 2016 was 54.7% and 56.1%, respectively(1)
(1) Operating expenses, excluding transaction expenses, and the adjusted efficiency ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.
Income Tax Expense
The Corporation's effective federal income tax rate was 30.7% in the second quarter of 2017, 20.5% in the first quarter of 2017 and 29.0% in the second quarter of 2016. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible transaction costs and other nondeductible expenses relative to pretax income and tax credits. The increase in the Corporation's effective federal income tax rate in the second quarter of 2017, compared to both the first quarter of 2017 and the second quarter of 2016, was primarily due to the tax benefit received from stock option exercises that occurred in the first quarter of 2017. The Corporation had no uncertain tax positions during the three months ended June 30, 2017, March 31, 2017 and June 30, 2016.

The Corporation's effective federal income tax rate was 26.2% for the six months ended June 30, 2017 and 29.1% for the six months ended June 30, 2016. The decrease in the Corporation's effective federal income tax rate in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily due to the tax benefit received from stock option exercises that occurred in the first quarter of 2017 and growth in lending on real estate projects that receive either low income housing or historic tax credits. See Note 14 to the Corporation's consolidated financial statements for additional details on the Corporation's income taxes. The Corporation had no uncertain tax positions during the six months ended June 30, 2017 and 2016.

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
Funding liquidity risk is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $331.2 million during the six months ended June 30, 2017. The increase in deposits for the six months ended June 30, 2017 relates to organic growth in customer deposits of $433.9 million, which was partially offset by decreases related to maturing brokered deposits of $102.7 million. The Corporation's loan-to-deposit ratio was 103.5% at June 30, 2017 and 100.9% at December 31, 2016. The Corporation had $218.8 million of cash deposits held at the FRB at June 30, 2017, compared to $52.1 million at December 31, 2016. At June 30, 2017, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $437.7 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had short-term and long-term FHLB advances outstanding of $2.4 billion at June 30, 2017. The Corporation's additional borrowing availability from the FHLB, subject to certain requirements, was $50.0 million at June 30, 2017. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At June 30, 2017, the Corporation maintained an unused borrowing capacity of $18.7 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $375.0 million of federal funds from multiple third-party financial institutions at June 30, 2017. In addition, the Corporation has a credit agreement of $145.0 million consisting of a $125.0 million term line-of credit and a $20.0 million revolving line-of-credit. The $20.0 million revolving line-of-credit and $65.0 million of the term line of credit were available for use at June 30, 2017. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the six months ended June 30, 2017, Chemical Bank paid $105.0 million in dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $38.5 million. The earnings of Chemical Bank are the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $100.5 million during the six months ended June 30, 2017, compared to net income of $108.0 million during all of 2016. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.
Market Risk
Market risk is the risk to a financial institution's condition resulting from adverse movements in market rates or prices, including, but not limited to, interest rates, foreign exchange rates, commodity prices, or equity prices. Interest rate risk, a form of market risk, is the current and prospective risk to earnings or capital arising from movement in interest rates. Interest rate risk is due to the difference in the repricing and maturity dates between financial assets and funding sources, as well as changes in the relationship between benchmark rate indices used to reprice various assets and liabilities, product options available to customers, competitive pressures and other variables. The Corporation's net interest income is largely dependent upon the effective management of interest rate risk. The Corporation's goal is to avoid a significant decrease in net interest income, and thus an adverse impact on the profitability of the Corporation, in periods of changing interest rates. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. The Corporation's interest rate risk is managed through policies and risk limits approved by the boards of directors of the Corporation and Chemical Bank and an Asset and Liability Committee (ALCO). The ALCO, which is comprised of executive and senior management from various areas of the Corporation and Chemical Bank, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to manage the impact on net interest income and the net present value of future cash flows of probable changes in interest rates within authorized risk limits.
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

The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At June 30, 2017, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates at June 30, 2017. The Corporation did not project a 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at June 30, 2017 and December 31, 2016 follows:

	Gradual Change					Immediate Change
June 30, 2017
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(2.6)%	—%	—%	(1.4)%	(2.7)%	(6.1)%
December 31, 2016
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.9)%	(0.9)%	—%	(1.4)%	(2.6)%	(6.8)%
At June 30, 2017, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 1.4%, 2.7% and 6.1%, respectively, relative to the base case over the next twelve-month period. At June 30, 2017, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of zero percent and 2.6%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at June 30, 2017 was considered to be unlikely given prevailing interest rate levels.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information concerning quantitative and qualitative disclosures about market risk is contained in the discussion regarding interest rate risk and sensitivity under the captions "Liquidity" and "Market Risk" herein and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, which are here incorporated by reference.
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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the six months ended June 30, 2017 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016 151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and Chemical. The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that Chemical allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. ("KBW") served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. These two cases were consolidated as In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB, per an order entered on May 12, 2016. On October 31, 2016, the plaintiffs in this consolidated action again amended their complaint, adding additional factual allegations, adding KBW as a defendant, and asserting that KBW acted in concert with Chemical to aid and abet breaches of fiduciary duty by Talmer's directors. The Defendants all filed motions for summary disposition seeking dismissal of all claims with prejudice. The Court issued rulings on those motions and granted dismissal to Chemical, but denied the motions filed by KBW and the individual defendants. KBW and the individual defendants have filed an application seeking leave to appear the Court's ruling to the Michigan Court of Appeals, and that application remains pending. Talmer, Chemical, KBW and the individual defendants all believe that the claims asserted against each of them in the above-described consolidated action are without merit and intend to vigorously defend against these consolidated lawsuits.
On June 16, 2016, the same putative class plaintiff that filed the City of Livonia state court action discussed in the preceding paragraph filed a complaint in the United States District Court for the Eastern District of Michigan, styled City of Livonia Employees’ Retirement System v. Chemical Financial Corporation, et. al., Docket No. 1:16-cv-12229. The plaintiff purports to bring this action “individually and on behalf of all others similarly situated,” and requests certification as a class action. The Complaint alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer’s shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys’ and experts’ fees, and that the Court grant such other relief as it deems just and proper. Talmer, Chemical, and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit. On October 18, 2016, the Court entered a stipulated order staying this action until the Oakland County Circuit Court issues rulings on motions for summary disposition In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB. Following the Oakland County Circuit Court's denial of the Motions by KBW and the individual defendants and their ensuing application for leave to appeal that ruling, the Federal Court issued an order extending the stay of this action, and has directed the plaintiff to file a status report on or before September 29, 2017.
In addition, the Corporation and Chemical Bank are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation.

Item 1A. Risk Factors
Information concerning risk factors is contained in this report under the heading "Forward-Looking Statements" and in Item 1A, "Risk Factors," in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended June 30, 2017:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 30, 2017	3,796	$48.76	—	500,000
May 31, 2017	—	—	—	500,000
June 30, 2017	27,275	46.37	—	500,000
Total	31,071	$46.67	—

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
Item 5. Other Information
In the second quarter of 2017, the Corporation announced that its former Chief Executive Officer and President David B. Ramaker decided to retire from the Corporation in the third quarter of 2017. Per the retirement agreement entered into on August 9, 2017, Mr. Ramaker will be entitled to certain cash payments, including monthly salary continuation payments and monthly stipend payments, aggregating approximately $4.2 million. In addition, Mr. Ramaker’s outstanding unvested stock options will immediately vest and be exercisable, his restricted stock service-based units will immediately vest and be converted into shares of common stock, and his outstanding restricted stock performance units will remain outstanding and will vest at a future date upon the achievement by the Corporation of certain performance targets specified within each respective award agreement. In consideration of the foregoing, Mr. Ramaker has agreed to a general release of all claims against the Corporation and customary non-competition and non-solicitation prohibitions. The accounting charge related to the retirement agreement is expected to be incurred in the third quarter of 2017 totaling approximately $6 million.
On August 9, 2017, the Corporation entered into an Executive Employment Agreement (the “Agreement”) with David T. Provost, Chief Executive Officer and President of Chemical Financial Corporation. The Agreement will become effective September 1, 2017 for a term of one year, with an automatic renewal term of one-year on each anniversary date of the agreement, subject to either party being able to terminate the agreement upon 30-days’ notice before an anniversary date of the agreement. Mr. Provost will receive an annual base salary of one dollar, a September 1, 2017 grant of 23,000 shares of Chemical common stock, and will be eligible to participate in Chemical’s bonus, equity and fringe benefit plans. If Mr. Provost’s employment is terminated by Chemical other than for Good Cause (as defined in the Agreement) or Mr. Provost terminates his employment for Good Reason (as defined in the Agreement), subject to the execution by Mr. Provost of a general release of all claims against Chemical, Mr. Provost is entitled to severance cash payments equal to two times the sum of his then-current base salary and the average cash bonus paid to him in each of the last three completed years (with each bonus calculated as the higher of the actual bonus or $1.5 million per year). If, within two years after a Change in Control (as defined in the Agreement), Mr. Provost’s employment is terminated by Chemical other than for Good Cause, subject to the execution by Mr. Provost of a general release of all claims against Chemical, Mr. Provost is entitled to the foregoing severance cash payments, except that such payments shall be contributed directly by Chemical to a specified charity and, in the spirit of voluntary generosity and not as compensation to Mr. Provost, Chemical shall 100% match such charity contribution. Mr. Provost’s agreement includes a Section 280G cap that limits payments under the Agreement as necessary to avoid tax penalties under Section 280G of the Internal Revenue Code. Mr. Provost has agreed to customary non-competition and non-solicitation prohibitions for a two-year period. As of September 1, 2017, Mr. Provost is forfeiting his Services Agreement, dated January 25, 2016, which will no longer have any force or effect at that time and neither Chemical nor Mr. Provost will have any continuing rights or obligations thereunder.

Item 6. Exhibits
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017. Here incorporated by reference.

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

CHEMICAL FINANCIAL CORPORATION

Date:	August 9, 2017	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ Dennis L. Klaeser
Dennis L. Klaeser
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017. Here incorporated by reference.

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