Form 10-Q
period 2017-09-30
CHEMICAL FINANCIAL CORP
filed 2017-11-08
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of November 6, 2017, was 71,168,947 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and the Corporation. Words and phrases such as "anticipates," "believes," "continue," "estimates," "expects," "forecasts," "future," "intends," "is likely," "judgment," "look ahead," "look forward," "on schedule," "opinion," "opportunity," "plans," "potential," "predicts," "probable," "projects," "should," "strategic," "trend," "will," and variations of such words and phrases or similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements related to the Corporation's planned restructuring efforts, its strategic plan to develop customer relationships that will drive core deposit growth and stability, management's belief that the Corporation's commercial and commercial real estate loan portfolios are generally well-secured, management's opinion that the Corporation's borrowing capacity could be expanded, the impact of projected changes in net interest income assuming changes to short-term market interest rates, statements regarding the Corporation's primary market risk exposure, as well as statements related to the anticipated effects on results of operations and financial condition from expected developments. All statements referencing future time periods are forward-looking.
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
Forward-looking statements are based upon current beliefs and expectations and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Risk factors include, without limitation:

•	The Corporation’s ability to attract and retain new commercial lenders and other bankers as well as key operations staff in light of competition for experienced employees in the banking industry;

•	The Corporation’s ability to grow its deposits while reducing the number of physical branches that it operates;

•	Negative reactions to the branch closures by Chemical Bank’s customers, employees and other counterparties;

•
Economic conditions (both generally and in the Corporation’s markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;

•	A general decline in the real estate and lending markets, particularly in the Corporation’s market areas, could negatively affect the Corporation’s financial results;

•	Increased cybersecurity risk, including potential network breaches, business disruptions, or financial losses;

•
Restrictions or conditions imposed by the Corporation’s or Chemical Bank’s regulators on the Corporation’s or Chemical Bank’s operations may make it more difficult for the Corporation to achieve its goals;

•	Legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the Corporation;

•	Changes in the interest rate environment may reduce margins or the volumes or values of the loans the Corporation makes or has acquired; and

•	Economic, governmental, or other factors may prevent the projected population, residential, and commercial growth in the markets in which the Corporation operates.

In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

(Dollars in thousands, except per share data)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$223,498	$237,758
Interest-bearing deposits with the Federal Reserve Bank and other banks	485,713	236,644
Total cash and cash equivalents	709,211	474,402
Investment securities:
Available-for-sale, at fair value	2,029,672	1,234,964
Held-to-maturity, at amortized cost (fair value of $655,959 and $608,531, respectively)	657,176	623,427
Total investment securities	2,686,848	1,858,391
Loans held-for-sale, at fair value	87,198	81,830
Loans	13,833,368	12,990,779
Allowance for loan losses	(85,760)	(78,268)
Net loans	13,747,608	12,912,511
Premises and equipment	141,550	145,012
Loan servicing rights ($62,195 and $48,085 measured at fair value, respectively)	62,195	58,315
Goodwill	1,134,568	1,133,534
Other intangible assets	35,797	40,211
Interest receivable and other assets	749,333	650,973
Total assets	$19,354,308	$17,355,179
Liabilities
Deposits:
Noninterest-bearing	$3,688,848	$3,341,520
Interest-bearing	10,116,397	9,531,602
Total deposits	13,805,245	12,873,122
Interest payable and other liabilities	163,532	134,637
Securities sold under agreements to repurchase with customers	414,597	343,047
Short-term borrowings	1,900,000	825,000
Long-term borrowings	397,845	597,847
Total liabilities	16,681,219	14,773,653
Shareholders’ equity
Preferred stock, no par value:
Authorized – 2,000,000 shares at 9/30/17 and 12/31/16, none issued	—	—
Common stock, $1.00 par value per share:
Authorized – 135,000,000 shares at 9/30/17 and 100,000,000 share at 12/31/16
Issued and outstanding – 71,151,697 shares at 9/30/17 and 70,599,133 shares at 12/31/16	71,152	70,599
Additional paid-in capital	2,201,334	2,210,762
Retained earnings	425,433	340,201
Accumulated other comprehensive loss	(24,830)	(40,036)
Total shareholders’ equity	2,673,089	2,581,526
Total liabilities and shareholders’ equity	$19,354,308	$17,355,179
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$148,771	$97,103	$422,570	$249,082
Interest on investment securities:
Taxable	9,326	2,575	21,207	6,302
Tax-exempt	4,577	3,072	13,238	8,377
Dividends on nonmarketable equity securities	1,039	358	2,906	1,391
Interest on deposits with the Federal Reserve Bank, other banks and Federal funds sold	1,231	454	3,052	811
Total interest income	164,944	103,562	462,973	265,963
Interest expense
Interest on deposits	12,926	5,836	32,424	14,155
Interest on short-term borrowings	6,591	459	12,908	785
Interest on long-term borrowings	1,799	458	5,968	2,389
Total interest expense	21,316	6,753	51,300	17,329
Net interest income	143,628	96,809	411,673	248,634
Provision for loan losses	5,499	4,103	15,778	8,603
Net interest income after provision for loan losses	138,129	92,706	395,895	240,031
Noninterest income
Service charges and fees on deposit accounts	9,147	7,665	25,928	19,722
Wealth management revenue	6,188	5,584	18,973	16,567
Other charges and fees for customer services	6,624	7,410	25,249	20,265
Net gain on sale of loans and other mortgage banking revenue	5,241	4,439	24,280	7,439
Gain on sale of investment securities	1	16	168	53
Other	4,921	2,656	17,102	4,040
Total noninterest income	32,122	27,770	111,700	68,086
Operating expenses
Salaries, wages and employee benefits	52,621	40,565	165,470	107,582
Occupancy	6,871	5,462	23,008	15,881
Equipment and software	7,582	6,420	24,248	15,699
Merger expenses	2,379	37,470	7,011	43,118
Restructuring expenses	18,824	—	18,824	—
Other	31,262	16,227	83,411	41,836
Total operating expenses	119,539	106,144	321,972	224,116
Income before income taxes	50,712	14,332	185,623	84,001
Income tax expense	10,253	2,848	45,546	23,137
Net income	$40,459	$11,484	$140,077	$60,864
Earnings per common share:
Basic	$0.57	$0.23	$1.98	$1.45
Diluted	0.56	0.23	1.95	1.42
Cash dividends declared per common share	$0.28	$0.27	$0.82	$0.79
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	2016		2017	2016
Net income	$40,459	$11,484		$140,077	$60,864
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	1,376	(1,238)		9,643	5,082
Reclassification adjustment for gains and losses on realized income	(1)	(16)		(168)	(53)
Tax effect	(481)	439		(3,316)	(1,760)
Net unrealized gains (losses) on securities available-for-sale, net of tax	894	(815)		6,159	3,269
Unrealized gains on interest rate swaps designated as cash flow hedges	550	—		84	—
Reclassification adjustment for losses included in net income	575	—		984	—
Tax effect	(374)	—	—	(374)	—
Net unrealized gains on interest rate swaps designated as cash flow hedges, net of tax	751	—		694	—
Plan remeasurement	11,238	(786)		11,238	(786)
Adjustment for pension and other postretirement benefits	537	2,895		1,613	1,742
Tax effect	(4,121)	(738)		(4,498)	(335)
Net adjustment for pension and other postretirement benefits	7,654	1,371		8,353	621
Other comprehensive income, net of tax	9,299	556		15,206	3,890
Total comprehensive income, net of tax	$49,758	$12,040		$155,283	$64,754
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances at December 31, 2015	$38,168	$725,280	$281,558	$(29,032)	$1,015,974
Comprehensive income			60,864	3,890	64,754
Cash dividends declared and paid of $0.79 per share			(30,293)		(30,293)
Issuance of common stock and common stock equivalents in business combinations	32,074	1,472,737			1,504,811
Net shares issued under share-based compensation plans	255	1,711			1,966
Share-based compensation expense	—	6,454			6,454
Balances at September 30, 2016	$70,497	$2,206,182	$312,129	$(25,142)	$2,563,666

Balances at December 31, 2016	$70,599	$2,210,762	$340,201	$(40,036)	$2,581,526
Cumulative effect adjustment of change in accounting policy, net of tax impact(1)			3,659		3,659
Comprehensive income			140,077	15,206	155,283
Cash dividends declared and paid of $0.82 per share			(58,504)		(58,504)
Net shares issued under share-based compensation plans	553	(24,001)			(23,448)
Share-based compensation expense	—	14,573			14,573
Balances at September 30, 2017	$71,152	$2,201,334	$425,433	$(24,830)	$2,673,089

(1)	Refer to Note 1, Basis of Presentation and Significant Accounting Policies and Note 8, Loan Servicing Rights, for further details on the changes in accounting policy.
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$140,077	$60,864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,778	8,603
Gain on sales of loans	(26,537)	(8,957)
Proceeds from sales of loans	601,694	287,295
Loans originated for sale	(577,874)	(299,156)
Net gains on sale of investment securities	(168)	(53)
Net gains from sales/writedowns of other real estate and repossessed assets	(597)	(3,150)
Depreciation of premises and equipment	13,444	8,925
Amortization of intangible assets	4,564	6,736
Additions to loan servicing rights	(6,461)	(2,422)
Valuation change in loan servicing rights	8,242	1,558
Net amortization of premiums and discounts on investment securities	13,933	5,211
Share-based compensation expense	14,573	6,454
Deferred income tax expense	36,568	5,889
Net increase in interest receivable and other assets	(148,037)	(37,836)
Net increase (decrease) in interest payable and other liabilities	40,181	(35,081)
Net cash provided by operating activities	129,380	4,880
Cash flows from investing activities
Investment securities – available-for-sale:
Proceeds from maturities, calls and principal reductions	227,854	157,125
Proceeds from sales and redemptions	17,085	7,820
Purchases	(1,041,744)	(104,657)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	73,762	71,226
Purchases	(109,704)	(124,492)
Net increase in loans	(862,498)	(575,963)
Proceeds from sales of other real estate and repossessed assets	15,569	10,989
Purchases of premises and equipment, net of disposals	(11,616)	(10,196)
Cash acquired, net of cash paid, in business combinations	—	325,714
Net cash used in investing activities	(1,691,292)	(242,434)
Cash flows from financing activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	828,517	734,330
Net increase (decrease) in time deposits	103,606	(213,105)
Net increase in securities sold under agreements to repurchase with customers and other short-term borrowings	1,146,550	9,886
Proceeds from issuance of long-term borrowings	—	275,000
Repayment of long-term borrowings	(200,000)	(223,018)
Cash dividends paid	(58,504)	(30,293)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	3,353	3,595
Cash paid for payroll taxes upon conversion of share-based awards	(26,801)	(1,063)
Net cash provided by financing activities	1,796,721	555,332
Net increase in cash and cash equivalents	234,809	317,778
Cash and cash equivalents at beginning of period	474,402	238,789
Cash and cash equivalents at end of period	$709,211	$556,567

Supplemental disclosures of cash flow information:
Interest paid	$51,505	$13,810
Net income tax payments	9,922	22,200
Non-cash activities:
Loans transferred to other real estate and repossessed assets	8,972	6,029
Net transfer of loans held-for-sale to loans held- for-investment	(2,651)	—
Closed branch offices transferred to other assets	1,634	2,136

Business combinations:
Fair value of tangible assets acquired (noncash)	$420	$6,374,784
Goodwill, loans servicing rights and other identifiable intangible assets acquired	1,034	905,160
Liabilities assumed	1,454	6,100,847
Common stock and stock options issued	—	1,504,811
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Recently Adopted Accounting Principles
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory holding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016 with early adoption permitted for any interim or annual period. If an entity early adopts the amendments, any adjustment should be reflected as of the beginning of the fiscal year. The Corporation elected to early adopt ASU 2016-09 during the fourth quarter of 2016. All quarters during the year ended December 31, 2016 have been adjusted as a result of this adoption.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Loan Servicing Rights
Effective January 1, 2017, the Corporation elected to account for all loan servicing rights ("LSRs") previously accounted for under the lower of cost or fair value method under the fair value method. The guidance in Accounting Standards Codification Subtopic 860-50, "Transfers and Servicing-Servicing Assets and Liabilities" provides that an entity may make an irrevocable decision to subsequently measure a class of servicing assets and servicing liabilities at fair value at the beginning of any fiscal year. The guidance allows for the Corporation to apply this election prospectively to all new and existing servicing assets and servicing liabilities. Management believes this election will provide more comparable results to peers as many of those within our industry group account for loan servicing rights under the fair value method. The change in accounting policy in the first quarter of 2017 resulted in a cumulative adjustment to increase retained earnings in the amount of $3.7 million, net of taxes.
Investment Securities
The Corporation elected to early adopt Accounting Standards Update ("ASU") No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08") during the second quarter of 2017. The guidance in ASU 2017-08 shortens the amortization period for certain callable debt securities that are held at a premium to the earliest call date. Debt securities held at a discount will continue to be amortized as a yield adjustment over the life of the instrument. The early adoption of ASU 2017-08 in the second quarter of 2017 did not have a material impact on the consolidated financial statements.
Note 2: Mergers and Acquisitions
Merger with Talmer Bancorp, Inc.
On August 31, 2016, the Corporation completed a merger with Talmer Bancorp, Inc. ("Talmer") for total consideration of $1.61 billion. As a result of the merger, the Corporation issued 32.1 million shares of its common stock based on an exchange ratio where each Talmer shareholder received 0.4725 shares of the Corporation's common stock, and $1.61 in cash, for each share of Talmer common stock. In conjunction with the merger, the Corporation entered into and drew on a $125.0 million credit facility. The proceeds from the credit facility were used to pay off the Corporation's $25.0 million line-of-credit and a $37.5 million line-of-credit of Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration. The Corporation incurred $7.0 million and $43.1 million of merger and acquisition-related transaction expenses during the nine months ended September 30, 2017 and 2016, respectively, primarily related to the merger with Talmer. As a result of the merger, Talmer Bank and Trust became a wholly-owned subsidiary of the Corporation. Talmer Bank and Trust was consolidated with and into Chemical Bank during the fourth quarter of 2016.
The Corporation determined that the merger with Talmer constitutes a business combination as defined by ASC 805. The assets and liabilities associated with the merger with Talmer were recorded in the Consolidated Statements of Financial Position at fair value in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements, as of the merger date as presented in the following table.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

(Dollars in thousands)
Consideration paid:
Stock	$1,504,811
Cash	107,638
Total consideration	1,612,449

Fair value of identifiable assets acquired(1):
Cash and cash equivalents	433,352
Investment securities:
Available-for-sale	808,894
Held-to-maturity	1,657
Loans held-for-sale	244,916
Loans	4,882,402
Premises and equipment	38,793
Loan servicing rights	42,462
Other intangible assets	19,088
Interest receivable and other assets(2)	395,539
Total identifiable assets acquired	$6,867,103

Fair value of liabilities assumed:
Noninterest-bearing deposits	1,236,902
Interest-bearing deposits	4,057,716
Interest payable and other liabilities(2)	100,936
Securities sold under agreements to repurchase with customers	19,704
Short-term borrowings	387,500
Long-term borrowings	299,597
Total liabilities assumed	$6,102,355

Fair value of net identifiable assets acquired	$764,748
Goodwill resulting from acquisition	$847,701

(1)
All amounts were previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of interest receivable and other assets and interest payable and other liabilities.

(2)	Includes adjustments to the fair value as a result of additional valuation information obtained during the third quarter of 2017 prior to August 31, 2017, including the corresponding tax effects.
During the third quarter of 2017, prior to August 31, 2017, additional valuation information was obtained related to the fair value of certain liabilities and deferred tax assets, which resulted in an adjustment to goodwill acquired in the Talmer transaction. The adjustment recorded during the third quarter of 2017 resulted in a $1.0 million increase to the amount of goodwill recorded for the Talmer transaction.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands) (1)	2017	2016	2017	2016
Net interest and other income	$175,750	$175,783	$523,373	$503,501
Net Income	40,459	10,439	140,077	86,911
Earnings per share:
Basic	$0.57	$0.15	$1.98	$1.23
Diluted	0.56	0.15	1.95	1.22

(1)	As the business combination was effective August 31, 2016, there were no proforma adjustments for the three and nine months ended September 30, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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

Level 1
Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 valuation for the Corporation includes U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Valuations are obtained from a third-party pricing service for these investment securities.

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
September 30, 2017

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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities. The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at both September 30, 2017 and December 31, 2016 and it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classifies its risk management interest rate swaps designated as cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

Foreign exchange forward and option contracts are entered into primarily to accommodate the needs of the customer. These derivatives are not designated as hedging. Fair value of foreign exchange forward and option contracts are measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities. The Corporation classifies its foreign exchange forward and option contracts in Level 2 of the fair value hierarchy.

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
September 30, 2017

Disclosure of Recurring Basis Fair Value Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets and liabilities follow:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Investment securities – available-for-sale:
U.S. Treasury securities	$5,799	$—	$—	$5,799
Government sponsored agencies	—	277,848	—	277,848
State and political subdivisions	—	352,619	—	352,619
Residential mortgage-backed securities	—	297,319	—	297,319
Collateralized mortgage obligations	—	879,429	—	879,429
Corporate bonds	—	178,741	—	178,741
Preferred stock and trust preferred securities	—	37,917	—	37,917
Total investment securities – available-for-sale	5,799	2,023,873	—	2,029,672
Loans held-for-sale	—	87,198	—	87,198
Loan servicing rights	—	—	62,195	62,195
Derivative assets:
Customer-initiated derivatives	—	8,719	—	8,719
Foreign exchange forwards	—	60	—	60
Forward contracts related to mortgage loans to be delivered for sale	—	660	—	660
Interest rate lock commitments	—	1,799	—	1,799
Power Equity CD	—	2,301	—	2,301
Risk management derivatives	—	1,174	—	1,174
Total derivatives	—	14,713	—	14,713
Total assets at fair value	$5,799	$2,125,784	$62,195	$2,193,778
Derivative liabilities:
Customer-initiated derivatives	—	9,274	—	9,274
Foreign exchange forwards	—	55	—	55
Power Equity CD	—	2,301	—	2,301
Risk management derivatives	—	109	—	109
Total derivatives	—	11,739	—	11,739
Total liabilities at fair value	$—	$11,739	$—	$11,739
December 31, 2016
Investment securities – available-for-sale:
U.S. Treasury securities	$5,793	$—	$—	$5,793
Government sponsored agencies	—	215,011	—	215,011
State and political subdivisions	—	300,088	—	300,088
Residential mortgage-backed securities	—	272,282	—	272,282
Collateralized mortgage obligations	—	320,025	—	320,025
Corporate bonds	—	89,474	—	89,474
Preferred stock and trust preferred securities	—	32,291	—	32,291
Total investment securities – available-for-sale	5,793	1,229,171	—	1,234,964
Loans held-for-sale	—	81,830	—	81,830
Loan servicing rights	—	—	48,085	48,085
Derivative assets:
Customer-initiated derivatives	—	4,406	—	4,406
Forward contracts related to mortgage loans to be delivered for sale	—	635	—	635
Interest rate lock commitments	—	956	—	956
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	8,215	—	8,215
Total assets at fair value	$5,793	$1,319,216	$48,085	$1,373,094
Derivative liabilities:
Customer-initiated derivatives	—	4,141	—	4,141
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	6,359	—	6,359
Total liabilities at fair value	$—	$6,359	$—	$6,359
There were no transfers between levels within the fair value hierarchy during the three or nine months ended September 30, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine months ended September 30, 2016
(Dollars in thousands)	Loan servicing rights
Balance, beginning of period	$64,522	$48,085	$—	$—
Additions due to acquisition			42,462	42,462
Transfer in based on new accounting policy election(1)	—	15,891	—	—
Gains (losses):
Recorded in earnings (realized):
Recorded in "Net gain on sale of loans and other mortgage banking revenue"	(4,651)	(8,242)	(1,344)	(1,344)
New originations	2,324	6,461	810	810
Balance, end of period	$62,195	$62,195	$41,928	$41,928

(1)	Refer to Note 1, Basis of Presentation and Significant Accounting Policies, for further details.

The Corporation has elected the fair value option for loans held-for-sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Corporation's policy on loans held for investment in "Interest and fees on loans" in the Consolidated Statements of Income. There were no loans held-for-sale on nonaccrual status or 90 days past due and on accrual status as of September 30, 2017 and December 31, 2016.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held-for-sale carried at fair value option was as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Aggregate fair value	$87,198	$81,830
Contractual balance	84,375	81,009
Unrealized gain (loss)	2,823	821

The total amount of gains (losses) from loans held-for-sale included in the Consolidated Statements of Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income(1)	$810	$811	$1,824	$849
Change in fair value(2)	614	43	2,002	199
Net gain on sales of loans(2)	6,512	5,526	26,537	8,957
Total included in earnings	$7,936	$6,380	$30,363	$10,005

(1)	Included in "Interest and fees on loans" in the Consolidated Statements of Income.

(2)	Included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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

Goodwill: Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At September 30, 2017 and December 31, 2016, no goodwill was impaired.
Other intangible assets: Other intangible assets consist of core deposit intangible assets and non-compete intangible assets. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years for core deposit intangible assets and one year for non-compete intangible assets and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At September 30, 2017 and December 31, 2016, there was no impairment identified for core deposit intangible assets or non-compete intangible assets.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

value, discounts ranging between 10% and 25% of the appraised value are used depending on the nature of the property and the age of the most recent appraisal.
Disclosure of Nonrecurring Basis Fair Value Measurements
For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follows:

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Impaired originated loans	$65,565	$65,565
Other real estate/repossessed assets	2,814	2,814
Total	$68,379	$68,379
December 31, 2016
Impaired originated loans	$62,184	$62,184
Other real estate/repossessed assets	1,386	1,386
Loan servicing rights	2	2
Total	$63,572	$63,572
There were no liabilities recorded at fair value on a nonrecurring basis at both September 30, 2017 and December 31, 2016.
The following table presents additional information about the significant unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

(Dollars in thousands)	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range
Impaired originated loans	$65,565	Appraisal of collateral	Discount for type of collateral and age of appraisal	10%-25%
Other real estate/repossessed assets	2,814	Appraisal of property	Discount for type of property and age of appraisal	10%-25%
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
The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At September 30, 2017 and December 31, 2016, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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
September 30, 2017

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments not recorded at fair value in their entirety on a recurring basis on the Consolidated Statements of Financial Position was as follows:

	Level in Fair Value Measurement Hierarchy	September 30, 2017		December 31, 2016
(Dollars in thousands)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$709,211	$709,211	$474,402	$474,402
Investment securities:
Held-to-maturity	Level 2	656,676	655,594	622,927	608,221
Held-to-maturity	Level 3	500	365	500	310
Nonmarketable equity securities	Level 2	180,098	180,098	97,350	97,350
Net loans(1)	Level 3	13,747,608	13,896,015	12,912,511	13,069,315
Interest receivable	Level 2	51,928	51,928	42,235	42,235
Bank-owned life insurance	Level 2	146,626	146,626	143,718	143,718
Financial liabilities:
Deposits:
Deposits without defined maturities	Level 2	$10,691,272	$10,691,272	$9,862,755	$9,862,755
Time deposits	Level 2	3,113,973	3,113,921	3,010,367	3,010,048
Total deposits		13,805,245	13,805,193	12,873,122	12,872,803
Interest payable	Level 2	5,210	5,210	5,415	5,415
Securities sold under agreements to repurchase with customers	Level 2	414,597	414,597	343,047	343,047
Short-term borrowings	Level 2	1,900,000	1,899,794	825,000	825,000
Long-term borrowings	Level 2	397,845	393,547	597,847	591,227

(1)	Included $65.6 million and $62.2 million of impaired loans recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at September 30, 2017 and December 31, 2016:

	Investment Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
U.S. Treasury securities	$5,799	$—	$—	$5,799
Government sponsored agencies	278,195	969	1,316	277,848
State and political subdivisions	357,657	97	5,135	352,619
Residential mortgage-backed securities	300,501	105	3,287	297,319
Collateralized mortgage obligations	884,742	574	5,887	879,429
Corporate bonds	178,906	592	757	178,741
Preferred stock and trust preferred securities	36,154	1,836	73	37,917
Total	$2,041,954	$4,173	$16,455	$2,029,672
December 31, 2016
U.S. Treasury securities	$5,788	$5	$—	$5,793
Government sponsored agencies	216,890	189	2,068	215,011
State and political subdivisions	311,704	163	11,779	300,088
Residential mortgage-backed securities	276,162	112	3,992	272,282
Collateralized mortgage obligations	323,965	63	4,003	320,025
Corporate bonds	90,859	16	1,401	89,474
Preferred stock and trust preferred securities	31,353	1,018	80	32,291
Total	$1,256,721	$1,566	$23,323	$1,234,964

	Investment Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
State and political subdivisions	$656,676	$5,904	$6,986	$655,594
Trust preferred securities	500	—	135	365
Total	$657,176	$5,904	$7,121	$655,959
December 31, 2016
State and political subdivisions	$622,927	$2,648	$17,354	$608,221
Trust preferred securities	500	—	190	310
Total	$623,427	$2,648	$17,544	$608,531
The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds	$7,035	$2,820	$17,085	$7,820
Gross gains	1	17	168	54
Gross losses	—	(1)	—	(1)

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following is a summary of the amortized cost and fair value of investment securities at September 30, 2017, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:
Due in one year or less	$370,316	$368,404
Due after one year through five years	794,328	789,726
Due after five years through ten years	578,043	574,481
Due after ten years	297,878	295,189
Preferred stock	1,389	1,872
Total	$2,041,954	$2,029,672
Investment Securities Held-to-Maturity:
Due in one year or less	$85,395	$85,413
Due after one year through five years	249,160	249,315
Due after five years through ten years	149,527	149,102
Due after ten years	173,094	172,129
Total	$657,176	$655,959
Securities with a carrying value of $963.2 million and $794.0 million were pledged at September 30, 2017 and December 31, 2016, respectively, to secure borrowings and deposits.
At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. As of September 30, 2017, the Corporation’s securities portfolio consisted of 2,413 securities, 1,366 of which were in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2017
U.S. Treasury securities	$2,999	$—	$—	$—	$2,999	$—
Government sponsored agencies	111,672	(1,266)	10,265	(50)	121,937	(1,316)
State and political subdivisions	506,514	(6,659)	228,910	(5,462)	735,424	(12,121)
Residential mortgage-backed securities	213,620	(3,132)	8,677	(155)	222,297	(3,287)
Collateralized mortgage obligations	664,682	(5,089)	49,104	(798)	713,786	(5,887)
Corporate bonds	45,682	(475)	58,123	(282)	103,805	(757)
Trust preferred securities	6,919	(27)	4,195	(181)	11,114	(208)
Total	$1,552,088	$(16,648)	$359,274	$(6,928)	$1,911,362	$(23,576)
December 31, 2016
Government sponsored agencies	$105,702	$1,707	$15,023	$361	$120,725	$2,068
State and political subdivisions	758,063	28,158	26,810	975	784,873	29,133
Residential mortgage-backed securities	244,239	3,992	—	—	244,239	3,992
Collateralized mortgage obligations	279,001	3,778	14,754	225	293,755	4,003
Corporate bonds	80,536	1,401	—	—	80,536	1,401
Trust preferred securities	10,699	80	310	190	11,009	270
Total	$1,478,240	$39,116	$56,897	$1,751	$1,535,137	$40,867

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security, as of September 30, 2017, represented other-than-temporary impairment (OTTI) as the unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates and not credit issues. Management believed that the unrealized losses on investment securities at September 30, 2017 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.

At September 30, 2017, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at September 30, 2017, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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
Real estate construction and land development — Real estate construction loans represent secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Land development loans represent secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at September 30, 2017 and December 31, 2016 were primarily comprised of loans to develop residential properties.
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
September 30, 2017

Commercial, commercial real estate, and real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of the Corporation's loans follows:

(Dollars in thousands)	Originated	Acquired(1)	Total Loans
September 30, 2017
Commercial loan portfolio:
Commercial	$2,255,444	$1,064,521	$3,319,965
Commercial real estate	2,472,224	1,843,754	4,315,978
Real estate construction and land development	421,764	79,649	501,413
Subtotal	5,149,432	2,987,924	8,137,356
Consumer loan portfolio:
Residential mortgage	1,881,285	1,340,022	3,221,307
Consumer installment	1,502,814	113,169	1,615,983
Home equity	622,565	236,157	858,722
Subtotal	4,006,664	1,689,348	5,696,012
Total loans	$9,156,096	$4,677,272	$13,833,368	(2)
December 31, 2016
Commercial loan portfolio:
Commercial	$1,901,526	$1,315,774	$3,217,300
Commercial real estate	1,921,799	2,051,341	3,973,140
Real estate construction and land development	281,724	122,048	403,772
Subtotal	4,105,049	3,489,163	7,594,212
Consumer loan portfolio:
Residential mortgage	1,475,342	1,611,132	3,086,474
Consumer installment	1,282,588	151,296	1,433,884
Home equity	595,422	280,787	876,209
Subtotal	3,353,352	2,043,215	5,396,567
Total loans	$7,458,401	$5,532,378	$12,990,779	(2)

(1)	Acquired loans are accounted for under ASC 310-30.

(2)	Reported net of deferred costs totaling $25.6 million and $14.8 million at September 30, 2017 and December 31, 2016, respectively.

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
September 30, 2017

Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

(Dollars in thousands)	Talmer	Lake Michigan	Monarch	North-western	OAK	Total
Three Months Ended September 30, 2017
Balance at beginning of period	$801,369	$121,572	$24,270	$71,212	$19,796	$1,038,219
Accretion recognized in interest income	(43,816)	(7,201)	(1,119)	(5,263)	(3,004)	(60,403)
Net reclassification (to) from nonaccretable difference(1)	11,861	(14,482)	168	(1,358)	1,999	(1,812)
Balance at end of period	$769,414	$99,889	$23,319	$64,591	$18,791	$976,004

Three Months Ended September 30, 2016
Balance at beginning of period	$—	$125,343	$30,859	$73,746	$26,592	$256,540
Addition attributable to acquisitions	862,127	—	—	—	—	862,127
Accretion recognized in interest income	(17,415)	(7,968)	(1,322)	(3,890)	(3,423)	(34,018)
Net reclassification (to) from nonaccretable difference(1)	—	6,565	114	526	19	7,224
Balance at end of period	$844,712	$123,940	$29,651	$70,382	$23,188	$1,091,873

Nine Months Ended September 30, 2017
Balance at beginning of period	$798,210	$121,416	$27,182	$69,847	$23,316	$1,039,971
Accretion recognized in interest income	(133,478)	(22,050)	(3,459)	(15,222)	(9,595)	(183,804)
Net reclassification (to) from nonaccretable difference(1)	104,682	523	(404)	9,966	5,070	119,837
Balance at end of period	$769,414	$99,889	$23,319	$64,591	$18,791	$976,004

Nine Months Ended September 30, 2016
Balance at beginning of period	$—	$152,999	$34,558	$82,623	$28,077	$298,257
Additions attributable to acquisitions	862,127	—	—	—	—	862,127
Accretion recognized in interest income	(17,415)	(25,259)	(4,158)	(11,919)	(9,707)	(68,458)
Net reclassification (to) from nonaccretable difference(1)	—	(3,800)	(749)	(322)	4,818	(53)
Balance at end of period	$844,712	$123,940	$29,651	$70,382	$23,188	$1,091,873

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
The Corporation, through Chemical Bank, has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation’s commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.25 million requiring credit officer approval and credit decisions greater than $3.0 million requiring group loan authority approval, except for six executive and senior officers who have varying loan limits up to $8.0 million. With respect to the group loan authorities, Chemical Bank has various regional loan committees that meet weekly to consider loans ranging in amounts of $3.0 million to $7.0 million, and a senior loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $7.0 million up to Chemical Bank's internal lending limit, depending on risk rating and credit action

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

required. Credit actions exceeding Chemical Bank's internal lending limit require the approval of the board of directors of Chemical Bank.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following schedule presents the recorded investment of loans in the commercial loan portfolio by credit risk categories at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Originated Portfolio:
Commercial	$2,170,377	$34,571	$49,504	$992	$2,255,444
Commercial real estate	2,405,684	20,037	45,483	1,020	2,472,224
Real estate construction and land development	421,213	337	214	—	421,764
Subtotal	4,997,274	54,945	95,201	2,012	5,149,432
Acquired Portfolio:
Commercial	990,101	34,169	40,251	—	1,064,521
Commercial real estate	1,693,878	68,261	81,450	165	1,843,754
Real estate construction and land development	75,560	2,134	1,955	—	79,649
Subtotal	2,759,539	104,564	123,656	165	2,987,924
Total	$7,756,813	$159,509	$218,857	$2,177	$8,137,356
December 31, 2016
Originated Portfolio:
Commercial	$1,803,750	$44,809	$51,898	$1,069	$1,901,526
Commercial real estate	1,849,315	36,981	35,502	1	1,921,799
Real estate construction and land development	280,968	157	599	—	281,724
Subtotal	3,934,033	81,947	87,999	1,070	4,105,049
Acquired Portfolio:
Commercial	1,218,848	46,643	50,283	—	1,315,774
Commercial real estate	1,897,011	61,441	92,636	253	2,051,341
Real estate construction and land development	117,505	1,982	2,561	—	122,048
Subtotal	3,233,364	110,066	145,480	253	3,489,163
Total	$7,167,397	$192,013	$233,479	$1,323	$7,594,212
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
September 30, 2017
Originated Loans:
Performing	$1,872,639	$1,501,939	$618,657	$3,993,235
Nonperforming	8,646	875	3,908	13,429
Subtotal	1,881,285	1,502,814	622,565	4,006,664
Acquired Loans	1,340,022	113,169	236,157	1,689,348
Total	$3,221,307	$1,615,983	$858,722	$5,696,012
December 31, 2016
Originated Loans:
Performing	$1,468,373	$1,281,709	$592,071	$3,342,153
Nonperforming	6,969	879	3,351	11,199
Subtotal	1,475,342	1,282,588	595,422	3,353,352
Acquired Loans	1,611,132	151,296	280,787	2,043,215
Total	$3,086,474	$1,433,884	$876,209	$5,396,567

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

A summary of nonperforming loans follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonperforming assets
Nonaccrual loans:
Commercial	$15,648	$13,178
Commercial real estate	25,150	19,877
Real estate construction and land development	78	80
Residential mortgage	8,646	6,969
Consumer installment	875	879
Home equity	3,908	3,351
Total nonaccrual loans	54,305	44,334
Other real estate owned and repossessed assets	10,605	17,187
Total nonperforming assets	$64,910	$61,521
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30
Commercial	3,521	11
Commercial real estate	144	277
Home equity	2,367	995
Total accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30	$6,032	$1,283
The Corporation’s nonaccrual loans at September 30, 2017 and December 31, 2016 included $24.0 million and $30.5 million, respectively, of nonaccrual TDRs.
The Corporation had $3.4 million of residential mortgage loans that were in the process of foreclosure at September 30, 2017, compared to $7.3 million at December 31, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Loan delinquency, excluding acquired loans accounted for under ASC 310-30, was as follows:

(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
September 30, 2017
Originated Portfolio:
Commercial	$13,786	$10,449	$11,539	$35,774	$2,219,670	$2,255,444	$3,521
Commercial real estate	7,545	6,574	7,192	21,311	2,450,913	2,472,224	144
Real estate construction and land development	248	—	—	248	421,516	421,764	—
Residential mortgage	4,380	22	1,756	6,158	1,875,127	1,881,285	—
Consumer installment	3,393	266	219	3,878	1,498,936	1,502,814	—
Home equity	2,469	1,297	2,690	6,456	616,109	622,565	2,367
Total	$31,821	$18,608	$23,396	$73,825	$9,082,271	$9,156,096	$6,032
December 31, 2016
Originated Portfolio:
Commercial	$10,421	$4,842	$3,641	$18,904	$1,882,622	$1,901,526	$11
Commercial real estate	6,551	1,589	5,165	13,305	1,908,494	1,921,799	277
Real estate construction and land development	2,721	499	—	3,220	278,504	281,724	—
Residential mortgage	3,147	62	1,752	4,961	1,470,381	1,475,342	—
Consumer installment	3,991	675	238	4,904	1,277,684	1,282,588	—
Home equity	3,097	893	2,349	6,339	589,083	595,422	995
Total	$29,928	$8,560	$13,145	$51,633	$7,406,768	$7,458,401	$1,283

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following schedules present impaired loans by classes of loans at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
September 30, 2017
Impaired loans with a valuation allowance:
Commercial	$27,521	$32,626	$1,688
Commercial real estate	21,569	28,104	1,486
Real estate construction and land development	181	181	7
Residential mortgage	16,416	16,416	1,814
Consumer installment	1,041	1,041	99
Home equity	4,551	4,551	620
Subtotal	71,279	82,919	5,714
Impaired loans with no related valuation allowance:
Commercial	7,290	9,989	—
Commercial real estate	25,123	28,457	—
Real estate construction and land development	78	78	—
Residential mortgage	4,800	4,800	—
Home equity	1,524	1,524	—
Subtotal	38,815	44,848	—
Total impaired loans:
Commercial	34,811	42,615	1,688
Commercial real estate	46,692	56,561	1,486
Real estate construction and land development	259	259	7
Residential mortgage	21,216	21,216	1,814
Consumer installment	1,041	1,041	99
Home equity	6,075	6,075	620
Total	$110,094	$127,767	$5,714
December 31, 2016
Impaired loans with a valuation allowance:
Commercial	$28,925	$33,209	$3,128
Commercial real estate	21,318	27,558	2,102
Real estate construction and land development	177	177	4
Residential mortgage	20,864	20,864	3,528
Consumer installment	879	879	240
Home equity	2,577	2,577	390
Subtotal	74,740	85,264	9,392
Impaired loans with no related valuation allowance:
Commercial	7,435	11,153	—
Commercial real estate	20,588	23,535	—
Real estate construction and land development	80	80	—
Residential mortgage	3,252	3,252	—
Home equity	774	774	—
Subtotal	32,129	38,794	—
Total impaired loans:
Commercial	36,360	44,362	3,128
Commercial real estate	41,906	51,093	2,102
Real estate construction and land development	257	257	4
Residential mortgage	24,116	24,116	3,528
Consumer installment	879	879	240
Home equity	3,351	3,351	390
Total	$106,869	$124,058	$9,392

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following schedule presents additional information regarding impaired loans by classes of loans segregated by those requiring a valuation allowance and those not requiring a valuation allowance for the three and nine months ended September 30, 2017 and 2016, and the respective interest income amounts recognized:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status
Impaired loans with a valuation allowance:
Commercial	$25,628	$222	$4,350	$—	$25,278	$647	$6,256	$—
Commercial real estate	18,300	197	2,430	—	19,120	602	4,461	—
Real estate construction and land development	175	3	—	—	159	8	—	—
Residential mortgage	15,945	144	20,238	321	16,529	446	20,725	987
Consumer installment	748	1	—	—	737	3	—	—
Home equity	4,369	21	—	—	4,154	58	—	—
Subtotal	$65,165	$588	$27,018	$321	$65,977	$1,764	$31,442	$987
Impaired loans with no related valuation allowance:
Commercial	$10,120	$14	$31,717	$399	$10,142	$92	$31,874	$986
Commercial real estate	25,435	101	41,205	285	24,697	304	44,207	977
Real estate construction and land development	71	—	385	5	86	—	720	13
Residential mortgage	5,144	8	5,173	—	4,511	25	5,139	—
Consumer installment	244	—	340	—	201	—	320	—
Home equity	1,639	—	2,124	—	1,227	6	2,166	—
Subtotal	$42,653	$123	$80,944	$689	$40,864	$427	$84,426	$1,976
Total impaired loans:
Commercial	$35,748	$236	$36,067	$399	$35,420	$739	$38,130	$986
Commercial real estate	43,735	298	43,635	285	43,817	906	48,668	977
Real estate construction and land development	246	3	385	5	245	8	720	13
Residential mortgage	21,089	152	25,411	321	21,040	471	25,864	987
Consumer installment	992	1	340	—	938	3	320	—
Home equity	6,008	21	2,124	—	5,381	64	2,166	—
Total	$107,818	$711	$107,962	$1,010	$106,841	$2,191	$115,868	$2,963
The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely.

Impaired loans included $55.8 million and $62.5 million at September 30, 2017 and December 31, 2016, respectively, of accruing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following tables present the recorded investment of loans modified into TDRs during the three and nine months ended September 30, 2017 and 2016 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Pre-modification recorded investment	Post-modification recorded investment
For the three months ended September 30, 2017
Commercial loan portfolio:
Commercial	$506	$281	$1,332	14	$2,173	$2,119
Commercial real estate	—	69	335	4	418	404
Real estate construction and land development	35	—	—	1	36	35
Subtotal	541	350	1,667	19	2,627	2,558
Consumer loan portfolio:
Residential mortgage	76	122	—	3	262	198
Consumer installment	47	7	—	11	58	54
Home equity	116	—	—	5	124	116
Subtotal	239	129	—	19	444	368
Total loans	$780	$479	$1,667	38	$3,071	$2,926
For the nine months ended September 30, 2017
Commercial loan portfolio:
Commercial	$841	$1,648	$1,911	26	$4,476	$4,400
Commercial real estate	447	209	457	10	1,134	1,113
Real estate construction and land development	35	—	—	1	36	35
Subtotal	1,323	1,857	2,368	37	5,646	5,548
Consumer loan portfolio:
Residential mortgage	211	383	—	9	676	594
Consumer installment	79	7	—	17	93	86
Home equity	380	—	—	10	449	380
Subtotal	670	390	—	36	1,218	1,060
Total loans	$1,993	$2,247	$2,368	73	$6,864	$6,608

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

	Concession type
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Pre-modification recorded investment	Post-modification recorded investment
For the three months ended September 30, 2016
Commercial loan portfolio:
Commercial	$4,160	$—	$—	4	$4,160	$4,160
Subtotal	4,160	—	—	4	4,160	4,160
Consumer loan portfolio:
Home equity	—	89	—	2	89	89
Subtotal	—	89	—	2	89	89
Total loans	$4,160	$89	$—	6	$4,249	$4,249
For the nine months ended September 30, 2016
Commercial loan portfolio:
Commercial	$10,391	$—	$1,750	32	$12,141	$12,141
Commercial real estate	2,441	—	—	6	2,441	2,441
Subtotal	12,832	—	1,750	38	14,582	14,582
Consumer loan portfolio:
Residential mortgage	279	—	—	3	279	279
Consumer installment	80	—	—	12	80	80
Home equity	127	297	—	8	424	424
Subtotal	486	297	—	23	783	783
Total loans	$13,318	$297	$1,750	61	$15,365	$15,365
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
The following schedule presents the Corporation's TDRs at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Accruing TDRs	Nonaccrual TDRs	Total
September 30, 2017
Commercial loan portfolio	$40,886	$19,342	$60,228
Consumer loan portfolio	14,903	4,662	19,565
Total	$55,789	$24,004	$79,793
December 31, 2016
Commercial loan portfolio	$45,388	$25,397	$70,785
Consumer loan portfolio	17,147	5,134	22,281
Total	$62,535	$30,531	$93,066

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following schedule includes TDRs for which there was a payment default during the three and nine months ended September 30, 2017 and 2016, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	For The Three Months Ended September 30, 2017		For The Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of loans	Principal balance	Number of loans	Principal balance
Commercial loan portfolio (commercial)	—	$—	5	$1,617
Consumer loan portfolio (residential mortgage)	—	—	5	163
Total	—	$—	10	$1,780

	For The Three Months Ended September 30, 2016		For The Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of loans	Principal balance	Number of loans	Principal balance
Commercial loan portfolio (commercial real estate)	—	$—	2	$1,721
Consumer loan portfolio (residential mortgage)	1	—	3	—
Total	1	$—	5	$1,721
At September 30, 2017, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $1.8 million.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the originated loan portfolio for the three and nine months ended September 30, 2017 and 2016.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Originated Loan Portfolio
Changes in allowance for loan losses for the three months ended September 30, 2017:
Beginning balance	$57,955	$25,842	$83,797
Provision for loan losses	664	4,256	4,920
Charge-offs	(3,792)	(1,650)	(5,442)
Recoveries	1,270	636	1,906
Ending balance	$56,097	$29,084	$85,181
Changes in allowance for loan losses for the nine months ended September 30, 2017:
Beginning balance	$51,201	$27,067	$78,268
Provision for loan losses	9,140	6,060	15,200
Charge-offs	(7,209)	(6,112)	(13,321)
Recoveries	2,965	2,069	5,034
Ending balance	$56,097	$29,084	$85,181
Changes in allowance for loan losses for the three months ended September 30, 2016:
Beginning balance	$44,228	$27,278	$71,506
Provision for loan losses	3,537	566	4,103
Charge-offs	(824)	(2,037)	(2,861)
Recoveries	489	538	1,027
Ending balance	$47,430	$26,345	$73,775
Changes in allowance for loan losses for the nine months ended September 30, 2016:
Beginning balance	$47,234	$26,094	$73,328
Provision for loan losses	5,437	3,166	8,603
Charge-offs	(7,262)	(4,677)	(11,939)
Recoveries	2,021	1,762	3,783
Ending balance	$47,430	$26,345	$73,775

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following schedule presents, by loan portfolio, the changes in the allowance for the acquired loan portfolio for the three and nine months ended September 30, 2017. There was no allowance established for the acquired loan portfolio prior to the third quarter of 2017.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Acquired Loan Portfolio
Changes in allowance for loan losses for the three months ended September 30, 2017:
Beginning balance	$—	$—	$—
Provision for loan losses	409	170	579
Charge-offs	—	—	—
Recoveries	—	—	—
Ending balance	$409	$170	$579
Changes in allowance for loan losses for the nine months ended September 30, 2017:
Beginning balance	$—	$—	$—
Provision for loan losses	409	170	579
Charge-offs	—	—	—
Recoveries	—	—	—
Ending balance	$409	$170	$579
The following schedule presents by loan portfolio segment, details regarding the balance in the allowance and the recorded investment in loans at September 30, 2017 and December 31, 2016 by impairment evaluation method.

Allowance for loan losses balance at September 30, 2017 attributable to:
Loans individually evaluated for impairment	$3,181	$2,533	$5,714
Loans collectively evaluated for impairment	52,916	26,551	79,467
Loans acquired with deteriorated credit quality	409	170	579
Total	$56,506	$29,254	$85,760
Recorded investment (loan balance) at September 30, 2017:
Loans individually evaluated for impairment	$81,762	$28,332	$110,094
Loans collectively evaluated for impairment	5,067,670	3,978,332	9,046,002
Loans acquired with deteriorated credit quality	2,987,924	1,689,348	4,677,272
Total	$8,137,356	$5,696,012	$13,833,368

Allowance for loan losses balance at December 31, 2016 attributable to:
Loans individually evaluated for impairment	$5,234	$4,158	$9,392
Loans collectively evaluated for impairment	45,967	22,909	68,876
Loans acquired with deteriorated credit quality	—	—	—
Total	$51,201	$27,067	$78,268
Recorded investment (loan balance) at December 31, 2016:
Loans individually evaluated for impairment	$78,523	$28,346	$106,869
Loans collectively evaluated for impairment	4,026,526	3,325,006	7,351,532
Loans acquired with deteriorated credit quality	3,489,163	2,043,215	5,532,378
Total	$7,594,212	$5,396,567	$12,990,779

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Note 6: Other Real Estate Owned and Repossessed Assets

Changes in other real estate owned and repossessed assets, included in interest receivable and other assets on the consolidated statements of financial position, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2017	$16,812	$375
Other additions (1)	5,339	3,633
Net payments received	(582)	—
Disposals	(10,180)	(3,469)
Write-downs	(1,323)	—
Balance at September 30, 2017	$10,066	$539

Balance at January 1, 2016	$9,716	$219
Additions due to acquisitions	13,227	313
Other additions (1)	3,945	2,084
Net payments received	(171)	(764)
Disposals	(6,232)	(1,231)
Write-downs	(376)	—
Balance at September 30, 2016	$20,109	$621

(1)	Includes loans transferred to other real estate owned and other repossessed assets.

At September 30, 2017, the Corporation had $0.7 million of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In addition, there were $3.4 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of September 30, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of "Other expense" in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended September 30, 2017
Net gain (loss) on sale	$388	$(112)
Write-downs	(550)	—
Net operating expenses	(509)	(1)
Total	$(671)	$(113)
For the nine months ended September 30, 2017
Net gain (loss) on sale	$2,203	$(283)
Write-downs	(1,323)	—
Net operating expenses	(1,727)	(8)
Total	$(847)	$(291)
For the three months ended September 30, 2016
Net gain (loss) on sale	$788	$(5)
Write-downs	(145)	—
Net operating expenses	(176)	(8)
Total	$467	$(13)
For the nine months ended September 30, 2016
Net gain on sale	$2,830	$696
Write-downs	(376)	—
Net operating expenses	(588)	(11)
Total	$1,866	$685

Note 7: Goodwill
Goodwill was $1.13 billion for both the periods ended September 30, 2017 and December 31, 2016. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and acquired organizations. The Corporation recorded goodwill in the amount of $847.7 million related to the merger with Talmer completed on August 31, 2016.
Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment review performed as of October 31, 2017 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through September 30, 2017 and that the Corporation's goodwill was not impaired at September 30, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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

(Dollars in thousands)	Commercial Real Estate	Mortgage	Total
For the three months ended September 30, 2017
Fair value, beginning of period	$486	$64,036	$64,522
Additions from loans sold with servicing retained	—	2,324	2,324
Changes in fair value due to:
Reductions from pay-offs, pay downs and run-off	(31)	(579)	(610)
Changes in estimates of fair value (1)	—	(4,041)	(4,041)
Fair value, end of period	$455	$61,740	$62,195
For the nine months ended September 30, 2017	344	47741	48085
Fair value, beginning of period	$344	$47,741	$48,085
Transfers based on new accounting policy election	—	15,891	15,891
Additions from loans sold with servicing retained	188	6,273	6,461
Changes in fair value due to:	0	0
Reductions from pay-offs, pay downs and run-off	(77)	(1,803)	(1,880)
Changes in estimates of fair value (1)	—	(6,362)	(6,362)
Fair value, end of period	$455	$61,740	$62,195
Principal balance of loans serviced for others that have servicing capitalized	$41,798	$7,102,485	$7,144,283
For the three and nine months ended September 30, 2016	0	0	0
Fair value, beginning of period	$—	$—	$—
Acquired in Talmer Bancorp, Inc. merger	$365	$42,097	$42,462
Additions from loans sold with servicing retained	—	810	810
Changes in fair value due to:			0
Reductions from pay-offs, pay downs and run-off	(2)	(685)	(687)
Changes in estimates of fair value(1)	—	(657)	(657)
Fair value, end of period	$363	$41,565	$41,928
Principal balance of loans serviced	$79,405	$5,523,423	$5,602,828

(1)
Represents estimated LSR value change resulting primarily from market-driven changes in interest rates and prepayments. Included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

During the three and nine months ended September 30, 2016, the Corporation accounted for LSRs using the amortization method. Activity for LSRs and the related valuation allowance for the three and nine months ended September 30, 2016 are as follows:

(Dollars in thousands)	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Balance at beginning of period	$9,677	$11,122
Additions	695	1,612
Amortization	(1,105)	(3,055)
Change in valuation allowance	198	(214)
Balance at end of period	$9,465	$9,465

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of September 30, 2017 and December 31, 2016.

Mortgage
As of September 30, 2017
Prepayment speed	0.0 - 37.66%
Weighted average ("WA") discount rate	10.1%
Cost to service/per year	$66
Ancillary income/per year	$31
WA float range	1.2%
As of December 31, 2016
Prepayment speed	0.0 - 99.8%
WA discount rate	10.1%
Cost to service/per year	$65-$90
Ancillary income/per year	$28
WA float range	1.0%

The Corporation realized total loan servicing fee income, included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income, of $4.5 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $13.6 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Note 9: Other Intangible Assets
The following table shows the net carrying value of the Corporation’s other intangible assets, included in other tangible assets on the Consolidated Statement of Financial Position:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Core deposit intangible assets	$35,747	$40,211
Non-compete intangible assets	50	—
Total other intangible assets	$35,797	$40,211
The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Gross original amount	$59,143	$59,143
Accumulated amortization	23,396	18,932
Net carrying amount	$35,747	$40,211
Amortization expense recognized on core deposit intangible assets was $1.5 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $4.5 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.
The estimated future amortization expense on core deposit intangible assets for periods ending after September 30, 2017 is as follows: 2017 — $1.5 million; 2018 — $5.7 million; 2019 — $5.4 million; 2020 — $4.9 million; 2021 — $4.5 million; 2022 and thereafter — $13.8 million.
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

The Corporation enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies, customer-initiated derivatives, and, therefore, are not used for interest rate risk management purposes. These derivatives primarily consist of interest rate swaps, interest rate caps and floors, and foreign exchange contracts. The Corporation generally takes offsetting positions with dealer counterparts to mitigate the inherent risk. Income primarily results from the spread between the customer derivative and the offsetting dealer positions. Gains and losses on customer-related derivatives are included in other noninterest income.

The Corporation utilizes interest rate swaps designated as cash flow hedges for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. These interest rate swaps designated as cash flow hedges are used to manage differences in the amount, timing and duration of the Corporation's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative instruments with the changes in cash flows of the designated hedged transactions. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Corporation expects the hedges to remain highly effective during the remaining terms of the swaps.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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

	September 30, 2017			December 31, 2016
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$520,000	$1,174	$109	$—	$—	$—
Total risk management purposes	520,000	1,174	109	—	—	—
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	1,059,921	8,719	9,274	600,598	4,406	4,141
Foreign exchange forwards	4,000	60	55	—	—	—
Forward contracts related to mortgage loans to be delivered for sale	180,961	660	—	140,155	635	—
Interest rate lock commitments	106,649	1,799	—	76,034	956	—
Power Equity CD	38,748	2,301	2,301	36,807	2,218	2,218
Total customer-initiated and mortgage banking derivatives	1,390,279	13,539	11,630	853,594	8,215	6,359
Total gross derivatives	$1,910,279	$14,713	$11,739	$853,594	$8,215	$6,359

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Position.

(2)
Derivative assets are included within "Interest receivable and other assets" and derivative liabilities are included within "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $576 thousand at September 30, 2017 and $99 thousand at December 31, 2016.

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in "net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Location of Gain (Loss)	2017	2016	2017	2016
Forward contracts related to mortgage loans to be delivered for sale	Net gain (loss) on sale of loans and other mortgage banking revenue	$43	$(156)	$25	$(798)
Interest rate lock commitments	Net gain (loss) on sale of loans and other mortgage banking revenue	(198)	(179)	843	307
Foreign exchange forwards	Other noninterest income	5	—	5	—
Customer-initiated derivatives	Other noninterest income	(39)	(60)	(820)	(60)
Total gain (loss) recognized in income		$(189)	$(395)	$53	$(551)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2017.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other noninterest income (Ineffective portion)
Three Months Ended September 30, 2017
Interest rate swaps designated as cash flow hedges	$751	$(575)	$(3)
Nine Months Ended September 30, 2017
Interest rate swaps designated as cash flow hedges	$694	$(984)	$(3)

At September 30, 2017, the Corporation expected $1.1 million of unrealized losses to be reclassified as an increase to interest expense during the following twelve months.

Methods and assumptions used by the Corporation in estimating the fair value of its forward contracts, interest rate lock commitments and customer-initiated derivatives are discussed in Note 3: Fair Value Measurements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial position	Financial instruments	Collateral (received)/posted	Net Amount
September 30, 2017
Offsetting derivative assets
Derivative assets	$9,932	$—	$9,932	$—	$—	$9,932
Offsetting derivative liabilities
Derivative liabilities	9,438	—	9,438	—	7,161	2,277
December 31, 2016
Offsetting derivative assets
Derivative assets	$4,405	$—	$4,405	$—	$—	$4,405
Offsetting derivative liabilities
Derivative liabilities	4,141	—	4,141	—	2,550	1,591

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $0.8 million and $0.4 million during the three months ended September 30, 2017 and 2016, respectively, and $2.3 million and $1.6 million during the nine months ended September 30, 2017 and 2016, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $42.9 million at September 30, 2017 and $29.5 million at December 31, 2016.
Under the equity method, the Corporation's share of the earnings or losses are included in "Other operating expenses" on the Consolidated Statements of Income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $19.5 million and $10.9 million at September 30, 2017 and December 31, 2016, respectively.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. The Corporation's remaining unfunded equity contributions totaled $36.5 million and $16.0 million at September 30, 2017 and December 31, 2016, respectively.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. An impairment expense of $3.1 million was recognized as of September 30, 2017 as a result of a federal housing tax credit being placed into service. There were no impairment losses recognized as of December 31, 2016.
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
At September 30, 2017 and December 31, 2016, the Corporation had $161.4 million and $118.9 million, respectively, of outstanding financial and performance standby letters of credit. The majority of these standby letters of credit are collateralized.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The Corporation determined that there were no potential losses from standby letters of credit at September 30, 2017 and December 31, 2016.
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may not require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, accounts receivable, inventory, plant or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally not collateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Corporation is committed. At September 30, 2017 and December 31, 2016, the Corporation had $2.98 billion and $2.70 billion, respectively, of commitments to extend credit. The Corporation had undisbursed loan commitments of $566.0 million and $578.2 million at September 30, 2017 and December 31, 2016, respectively. Undisbursed loan commitments are not included in loans on the Consolidated Statements of Financial Position. The majority of undisbursed loan commitments will be funded and convert to a portfolio loan within a one year period.
The allowance for credit losses on lending-related commitments included $1.1 million and $1.3 million at September 30, 2017 and December 31, 2016, respectively, for probable credit losses inherent in the Corporation's unused commitments and was recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Contingencies and Guarantees
The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by Talmer, for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $12.6 million and $16.9 million at September 30, 2017 and December 31, 2016, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $11.9 million and $16.1 million at September 30, 2017 and December 31, 2016, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At both September 30, 2017 and December 31, 2016, the Corporation had recorded a liability of $0.2 million in connection with the recourse agreements, recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Representations and Warranties
In connection with the Corporation's mortgage banking loan sales, and the historical sales of Talmer, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At September 30, 2017 and December 31, 2016, respectively, the liability recorded in connection with these representations and warranties totaled $5.4 million and $6.5 million, respectively.
A summary of the reserve for representations and warranties of the Corporation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Reserve balance at beginning of period	$5,469	$3,825	$6,459	$4,048
Addition of fair value of representations and warranties due to acquisitions	—	3,100	—	3,100
Reserve reduction	(71)	—	(1,061)	(150)
Charge-offs	(9)	—	(9)	(73)
Ending reserve balance	$5,389	$6,925	$5,389	$6,925

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

(Dollars in thousands)	September 30, 2017	December 31, 2016
Reserve balance
Liability for specific claims	$506	$730
General allowance	4,883	5,729
Total reserve balance	$5,389	$6,459
Note 13: Borrowings
A summary of the Corporation's short- and long-term borrowings follows:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Securities sold under agreements to repurchase with customers:
Securities sold under agreements to repurchase with customers	$414,597	0.44%	$343,047	0.16%
Short-term borrowings:
FHLB advances: 1.20% - 1.22% fixed-rate notes	1,900,000	1.21	825,000	0.65
Long-term borrowings:
FHLB advances: 0.92% - 7.44% fixed-rate notes due 2017 to 2020(2)	339,255	1.28	438,538	1.24
Securities sold under agreements to repurchase: 1.48% - 2.75% fixed-rate notes due in 2017(3)	3,005	2.75	19,144	3.17
Line-of-credit: floating-rate based on one-month LIBOR plus 1.75%	39,914	2.98	124,625	2.52
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035(4)	11,390	3.49	11,285	3.14
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 3.25% due in 2032(5)	4,281	4.55	4,255	4.25
Total long-term borrowings	397,845	1.56	597,847	1.63
Total borrowings	$2,712,442	1.14%	$1,765,894	0.89%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The September 30, 2017 balances include advances payable of $338.9 million and purchase accounting premiums of $0.4 million. The December 31, 2016 balance includes advances payable of $437.8 million and purchase accounting premiums of $0.7 million.

(3)
The September 30, 2017 balance includes advances payable of $3.0 million and purchase accounting premiums of $5 thousand. The December 31, 2016 balance includes advance payable of $19.0 million and purchase accounting premiums of $0.1 million.

(4)
The September 30, 2017 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.6 million. The December 31, 2016 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.7 million.

(5)
The September 30, 2017 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million. The December 31, 2016 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million.

Chemical Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by commercial and residential mortgage loans totaling $7.25 billion as of September 30, 2017. The Corporation's additional

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $210.0 million at September 30, 2017.

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

	September 30, 2017
	Remaining Contractual Maturities of the Agreements
(Dollars in thousands)	Overnight and continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase	$—	$3,000	$—	$—	$3,000
Total borrowings	$—	$3,000	$—	$—	$3,000
Amounts related to securities sold under agreements to repurchase not included in offsetting disclosure in Note 10					$3,000
The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at September 30, 2017.
Note 14: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three months ended September 30, 2017 and 2016, share-based compensation expense related to share-based awards totaled $7.6 million and $4.7 million, respectively. During the nine months ended September 30, 2017 and 2016, share-based compensation expense related to share-based awards totaled $14.6 million and $6.5 million, respectively. The excess tax impact realized from share-based compensation transactions during the three months ended September 30, 2017 and 2016 was an expense of $332 thousand and a benefit of $752 thousand, respectively, and during the nine months ended September 30, 2017 and 2016 was a benefit of $6.1 million and $1.2 million, respectively.
During the nine months ended September 30, 2017, the Corporation granted options to purchase 132,414 shares of common stock, 168,173 restricted stock units and 67,366 shares of common stock to certain officers of the Corporation.
On April 26, 2017, the shareholders of the Corporation approved the Stock Incentive Plan of 2017, which provides for 1,750,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At September 30, 2017, there were 1,690,522 shares of common stock available for future grants under the Stock Incentive Plan of 2017.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

A summary of activity for the Corporation’s stock options as of and for the nine months ended September 30, 2017 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2016	407,939	$32.81	$6.15	2,453,395	$21.41
Granted	132,414	53.43	9.94	132,414	53.43
Exercised	—	—	—	(1,341,354)	16.93
Vested	(161,751)	37.73	7.07	—	—
Forfeited/expired	(42,885)	37.68	7.06	(42,885)	37.68
Outstanding at September 30, 2017	335,717	$37.95	$7.09	1,201,570	$29.36
Exercisable/vested at September 30, 2017				865,853	$26.03
The weighted-average remaining contractual terms were 6.6 years for all outstanding stock options and 5.8 years for exercisable stock options at September 30, 2017. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $27.7 million and $22.8 million, respectively, at September 30, 2017. The aggregate intrinsic values of outstanding and exercisable options at September 30, 2017 were calculated based on the closing market price of the Corporation’s common stock on September 30, 2017 of $52.26 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, are not included in the aggregate intrinsic value reported. The total intrinsic value of stock options as of September 30, 2016 was $62.3 million.
Total cash received from options exercises during the nine months ended September 30, 2017 and 2016 was $2.6 million and $1.6 million, respectively, resulting in the issuance of 577,776 shares and 120,376 shares, respectively.
At September 30, 2017, unrecognized compensation expense related to stock options totaled $2.1 million and is expected to be recognized over a remaining weighted average period of 3.8 years.
The fair value of the stock options granted during the nine months ended September 30, 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	3.31%
Risk-free interest rate	2.05%
Expected stock price volatility	26.7%
Expected life of options – in years	6.0
Weighted average fair value of options granted	$9.94
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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
A summary of the activity for restricted stock units as of and for the nine months ended September 30, 2017 is presented below:

	Number of Units	Weighted-average grant date fair value per unit
Outstanding at December 31, 2016	298,357	$32.81
Granted	168,173	51.90
Converted into shares of common stock	(64,750)	29.30
Forfeited/expired	(8,374)	47.05
Outstanding at September 30, 2017	393,406	$41.25
At September 30, 2017, unrecognized compensation expense related to restricted stock units totaled $9.4 million and is expected to be recognized over a remaining weighted average period of 3.0 years.
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
The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Number of Awards	Weighted-average acquisition-date fair value
Nonvested at January 1, 2017	365,891	$46.23
Vested	(277,821)	46.23
Forfeited	(4,165)	46.23
Nonvested at September 30, 2017	83,905	$46.23
At September 30, 2017, unrecognized compensation expense related to nonvested restricted stock awards totaled $1.1 million and is expected to be recognized over a remaining weighted average period of 1.4 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Note 15: Pension and Other Postretirement Benefit Plans
The Corporation's retirement plans include a qualified pension plan, a nonqualified pension plan, a nonqualified postretirement benefit plan, a 401(k) savings plan, and a multi-employer defined benefit plan.
Qualified and Nonqualified Pension Plans and Nonqualified Postretirement Benefit Plans
The Chemical Financial Corporation Employees’ Pension Plan (the "Retirement Plan") of the Corporation is a qualified defined-benefit, noncontributory plan, which provides for postretirement pension benefits for all salaried employees of the Corporation and its subsidiary, Chemical Bank, employed on or before January 1, 2006. On May 15, 2006, the Board of Directors of the Corporation approved a partial freezing of the Plan effective June 30, 2006. Effective September 30, 2017, the Pension and Compensation Committee approved an amendment to the Retirement Plan to cease accruing additional benefits under the existing pension benefit formula after the effective date and all accrued benefits were frozen. The benefits of all the participants in the qualified pension plan were determined based on the accrued benefit in effect under the qualified pension plan as of September 30, 2017. The freeze of the plan, effective September 30, 2017, required a remeasurement of the plan's projected benefit obligation. The combined impact of the remeasurement, an increase in fair value of underlying assets, the impact of the freeze and changes to participant's status as a result of the Corporation's restructuring efforts in the third quarter of 2017, resulted in an increase of the funded status of the plan by $10.6 million. A discount rate of 3.81% was utilized to remeasure the projected benefit obligation as of September 30, 2017. There was less than $0.1 million of curtailment cost to the Corporation as a result of the amendment. The Corporation did not make a contribution to the Retirement Plan during the three and nine months ended September 30, 2017 or 2016. The Retirement Plan is fully funded as of September 30, 2017 and anticipated future employer benefit payments total $5.8 million.

The Pension and Compensation Committee approved a curtailment to the Corporation's Supplemental Executive Retirement Plan ("SERP"), or nonqualified pension plan, due to the retirement of the participant in the SERP. The curtailment resulted in a reduction in obligation of $362 thousand. As of September 30, 2017, a $2.3 million liability included in other liabilities was recorded in the Corporation's Consolidated Balance Sheet related to the SERP. A discount rate of 3.63% was utilized to measure the projected benefit obligation prior to September 30, 2017; after that date, the discount rate used to determine the SERP liability as of September 30, 2017, was 0.00% as the remaining liability is to be paid out within the following six months.

The components of net periodic benefit cost for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Defined Benefit Pension Plans
Service cost	$233	$279	$700	$834
Interest cost	1,302	1,357	3,906	4,072
Contractual termination cost	—	32	—	32
Expected return on plan assets	(2,216)	(2,141)	(6,650)	(6,422)
Amortization of unrecognized net loss	578	585	1,734	1,729
Settlement(1)	322	—	322	—
Net periodic benefit cost (income)	$219	$112	$12	$245
Postretirement Benefit Plan
Service cost	$1	$2	$4	$7
Interest cost	24	33	70	99
Amortization of prior service cost	—	29	—	88
Amortization of unrecognized net gain	(41)	(24)	(121)	(75)
Net periodic benefit cost (income)	$(16)	$40	$(47)	$119

(1)	The settlement charge relates to the settlement of liabilities under the SERP for the retirement of the plan participant during the third quarter of 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

401(k) Savings Plan

401(k) Savings Plan expense for the Corporation’s match of participants’ base compensation contributions and a 4.0% of eligible pay contribution to employees who are not grandfathered under the pension plan was $2.5 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and $7.5 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively. The Corporation's base compensation match equals 50.0% of the participants' elective deferrals on the first 4.0% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code.
Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit pension plan. Employee benefits for Monarch employees under the Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all of the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made by the Corporation to the Pentegra DB Plan for the three and nine months ended September 30, 2017 and 2016.
Note 16: Regulatory Capital
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of September 30, 2017, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from the bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of the bank prior to making any cash dividend decisions.
The Corporation and Chemical Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Management believes as of September 30, 2017, the Corporation and Chemical Bank met all capital adequacy requirements to which they are subject.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets of the Corporation and Chemical Bank totaled $14.51 billion and $14.48 billion at September 30, 2017, respectively, compared to $13.42 billion and $13.36 billion at December 31, 2016, respectively.

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
At September 30, 2017 and December 31, 2016, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since that notification that management believes have changed the institutions' category.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Capital Adequacy Purposes Plus Capital Conservation Buffer		Required to be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2017
Total Capital to Risk-Weighted Assets
Corporation	$1,626,898	11.2%	$1,160,602	8.0%	$1,341,946	9.3%	N/A	N/A
Chemical Bank	1,619,878	11.2	1,158,070	8.0	1,339,019	9.3	$1,447,588	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,517,561	10.5	870,451	6.0	1,051,795	7.3	N/A	N/A
Chemical Bank	1,526,212	10.5	868,553	6.0	1,049,501	7.3	1,158,070	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	1,517,561	10.5	652,839	4.5	834,183	5.8	N/A	N/A
Chemical Bank	1,526,212	10.5	651,414	4.5	832,363	5.8	940,932	6.5
Leverage Ratio
Corporation	1,517,561	8.6	707,330	4.0	707,330	4.0	N/A	N/A
Chemical Bank	1,526,212	8.6	706,323	4.0	706,323	4.0	882,903	5.0
December 31, 2016
Total Capital to Risk-Weighted Assets
Corporation	$1,543,018	11.5%	$1,073,431	8.0%	$1,157,293	8.6%	N/A	N/A
Chemical Bank	1,608,980	12.0	1,068,560	8.0	1,152,041	8.6	$1,335,700	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,441,209	10.7	805,073	6.0	888,935	6.6	N/A	N/A
Chemical Bank	1,522,711	11.4	801,420	6.0	884,901	6.6	1,068,560	8.0
Common Equity Tier 1 Capital to Risk-Weighted Asset
Corporation	1,441,209	10.7	603,805	4.5	687,667	5.1	N/A	N/A
Chemical Bank	1,522,711	11.4	601,065	4.5	684,546	5.1	868,205	6.5
Leverage Ratio
Corporation	1,441,209	9.0	643,603	4.0	643,603	4.0	N/A	N/A
Chemical Bank	1,522,711	9.5	641,457	4.0	641,457	4.0	801,822	5.0
On October 18, 2017, a cash dividend on the Corporation's common stock of $0.28 per share was declared. The dividend will be paid on December 15, 2017 to shareholders of record as of December 1, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

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

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$40,459	$11,484	$140,077	$60,864
Net income allocated to participating securities	129	37	566	78
Net income allocated to common shareholders (1)	$40,330	$11,447	$139,511	$60,786
Weighted average common shares - issued	71,139	49,109	71,077	41,881
Average unvested restricted share awards	(228)	(159)	(290)	(53)
Weighted average common shares outstanding - basic	70,911	48,950	70,787	41,828
Effect of dilutive securities
Weighted average common stock equivalents	594	687	667	493
Weighted average common shares outstanding - diluted	71,505	49,637	71,454	42,321
EPS available to common shareholders
Basic earnings per common share	$0.57	$0.23	$1.98	$1.45
Diluted earnings per common share	$0.56	$0.23	$1.95	$1.42

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For effect of dilutive securities, the average stock valuation is $47.68 per share and $42.40 per share for the three months ended September 30, 2017 and 2016, respectively and $49.07 and $37.85 for the nine months ended September 30, 2017 and 2016, respectively.
The average number of exercisable employee stock options outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 125,280 and 102,245 for the three and nine months ended September 30, 2017 and zero for both the three and nine months ended September 30, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

Note 18: Accumulated Other Comprehensive Loss
The following table summarizes the changes within each component of accumulated other comprehensive income (loss), net of related tax benefit/expense for the three and nine months ended September 30, 2017, and 2016:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax	Defined Benefit Pension Plans	Unrealized gains (losses) on cash flow hedges, net of tax	Total
For the three months ended September 30, 2017
Beginning balance	$(8,877)	$(25,195)	$(57)	$(34,129)
Other comprehensive income before reclassifications	895	7,305	520	8,720
Amounts reclassified from accumulated other comprehensive income	(1)	349	231	579
Net current period other comprehensive income	894	7,654	751	9,299
Ending balance	$(7,983)	$(17,541)	$694	$(24,830)
For the three months ended September 30, 2016
Beginning balance	$2,196	$(27,894)	$—	$(25,698)
Other comprehensive loss before reclassifications	(805)	(511)	—	(1,316)
Amounts reclassified from accumulated other comprehensive income	(10)	1,882	—	1,872
Net current period other comprehensive income (loss)	(815)	1,371	—	556
Ending balance	$1,381	$(26,523)	$—	$(25,142)
For the nine months ended September 30, 2017
Beginning balance	$(14,142)	$(25,894)	$—	$(40,036)
Other comprehensive income before reclassifications	6,268	7,305	54	13,627
Amounts reclassified from accumulated other comprehensive income	(109)	1,048	640	1,579
Net current period other comprehensive income	6,159	8,353	694	15,206
Ending balance	$(7,983)	$(17,541)	$694	$(24,830)
For the nine months ended September 30, 2016
Beginning balance	$(1,888)	$(27,144)	$—	$(29,032)
Other comprehensive income (loss) before reclassifications	3,304	(511)	—	2,793
Amounts reclassified from accumulated other comprehensive income	(35)	1,132	—	1,097
Net current period other comprehensive income	3,269	621	—	3,890
Ending balance	$1,381	$(26,523)	$—	$(25,142)

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017

The following table summarizes the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017, and 2016:

(Dollars in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Income Statement
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains and losses on available-for-sale securities	$1	$16	$168	$53	Gain on sale of investment securities (noninterest income)
	—	(6)	(59)	(18)	Income tax (expense)/benefit
	$1	$10	$109	$35	Net Income
Amortization of defined benefit pension plan items	$(537)	$(2,895)	$(1,613)	$(1,742)	Salaries, wages and employee benefits (operating expenses)
	188	1,013	565	610	Income tax (expense)/benefit
	$(349)	$(1,882)	(1,048)	$(1,132)	Net Income (loss)
Gains and losses on cash flow hedges	$(575)	$—	$(984)	$—	Interest on short-term borrowings (interest expense)
	344	—	344	—	Income tax (expense)/benefit
	$(231)	$—	$(640)	$—	Net Income (loss)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Chemical Financial Corporation ("Corporation") during the periods included in the consolidated financial statements included in this report.
The Corporation is headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956 and is incorporated in the State of Michigan. At September 30, 2017, the Corporation's consolidated total assets, loans, deposits and shareholders' equity were $19.35 billion, $13.83 billion, $13.81 billion and $2.67 billion, respectively.

The Corporation was incorporated in August 1973. On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company ("CBT") pursuant to a reorganization in which the former shareholders of CBT became shareholders of the Corporation. CBT's name was changed to Chemical Bank on December 31, 2005. In addition to the acquisition of CBT, the Corporation has acquired 25 community banks and 36 other branch bank offices through September 30, 2017. The Corporation's most recent transactions include the merger with Talmer Bancorp, Inc. ("Talmer") during the third quarter of 2016, and the acquisitions of Lake Michigan Financial Corporation ("Lake Michigan") and Monarch Community Bancorp, Inc. ("Monarch") during the second quarter of 2015.

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
Mergers and Branch Closings
Merger with Talmer Bancorp, Inc.
On August 31, 2016, the Corporation acquired all the outstanding stock of Talmer for total consideration of $1.61 billion, which included stock consideration of $1.50 billion and cash consideration of $107.6 million. As a result of the merger, the Corporation issued 32.1 million shares of its common stock, based on an exchange ratio of 0.4725 shares of its common stock, and paid $1.61 in cash, for each share of Talmer common stock outstanding. Talmer Bank and Trust, Talmer's wholly-owned subsidiary bank, was consolidated with and into Chemical Bank during the fourth quarter of 2016. The acquisition of Talmer resulted in increases in the Corporation's total assets of $7.71 billion, including increases in total loans of $4.88 billion and total deposits of $5.29 billion. In connection with the merger with Talmer, the Corporation recorded $847.7 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Talmer. Additionally, the Corporation recorded $19.1 million of core deposit intangible assets in conjunction with the merger.
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
On September 7, 2017, the Corporation initiated a restructuring effort that includes the planned consolidation of 25 branches in the fourth quarter of 2017. These restructuring efforts are in addition to the previously announced 13 branches that were consolidated during the third quarter 2017, which included expenses of $4.9 million reported in restructuring expenses. Following the planned closures in fourth quarter 2017, Chemical Bank will have a total of 211 branches.
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
Accounting Standards Updates
See Note 1 to the Consolidated Financial Statements included in this report for details of the accounting policy election made by the Corporation during the nine months ended September 30, 2017. See the following section for a description of pronouncements that have been released but are not adopted by the Corporation.
Pending Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ("ASU 2016-08"), which further clarifies ASU 2014-09 by providing implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, ("ASU 2016-10"), which provides additional clarification of ASU 2014-09 by amending guidance related to the identification of performance obligations and licensing implementation. ASU 2016-08 and ASU 2016-10 do not change the core principal of ASU 2014-09, but are intended to improve the operations and understanding of principal versus agent considerations, performance obligation identification and licensing implementation. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, which include collectibility, presentation of sales taxes and other taxes collected from customers, noncash consideration and transition technical corrections. In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of the revenue recognition guidance related to nonfinancial asset recognition (ASC 610-20) and applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date ("ASU 2015-14"), which provides a one year deferral to the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. As such, the Corporation will adopt ASU 2014-09 as of January 1, 2018. Under the provision, the Corporation will have the option to adopt the guidance using either a full retrospective method or a modified transition approach. A significant amount of the Corporation's revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Corporation has identified the revenue line items within scope of the new guidance and are currently finalizing our in-depth analysis and contract reviews related to trust and wealth management fees, deposit related fees, interchange fees and gains from other real estate sales. To date, the Corporation has not identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance;

however, the Corporation's implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.
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

Derivatives
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which better align an entity's risk management activities and financial reporting for hedging relationships. ASU 2017-12 eliminates the separate measurement of hedge ineffectiveness as well as the benchmark interest rate concept when applying hedge risk to variable-rate instruments. In addition, the standard update allows a company to elect to perform subsequent effectiveness assessments qualitatively if the initial quantitative hedge effectiveness assessment is found to be highly effective. ASU 2017-12 is effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted for any interim period. The Corporation is currently evaluating the provisions of ASU 2017-12.

Summary
The Corporation's net income was $40.5 million, or $0.56 per diluted share, in the third quarter of 2017, compared to net income of $52.0 million, or $0.73 per diluted share, in the second quarter of 2017, and net income of $11.5 million, or $0.23 per diluted share, in the third quarter of 2016. Net income included aggregate merger expenses and restructuring expenses of $21.2 million in the third quarter of 2017, $0.5 million in the second quarter of 2017 and $37.5 million in the third quarter of 2016. Net income in the third quarter of 2017 also included a $4.0 million detriment to earnings due to the change in fair value in loan servicing rights, compared to a $1.8 million detriment in the second quarter of 2017 and a $1.2 million detriment in the third quarter of 2016. Net income, excluding merger expenses, restructuring expenses, and the change in the fair value of loan servicing rights ("significant items"), a non-GAAP financial measure, net of tax, was $56.9 million, or $0.79 per diluted share, in the third quarter of 2017, compared to $53.5 million, or $0.75 per diluted share, in the second quarter of 2017 and $37.4 million, or $0.75 per diluted share, in the third quarter of 2016.
For the nine months ended September 30, 2017, the Corporation's net income was $140.1 million, or $1.95 per diluted share, compared to net income of $60.9 million, or $1.42 per diluted share, for the nine months ended September 30, 2016. Net income included aggregate merger expenses and restructuring expenses of $25.8 million for the nine months ended September 30, 2017, compared to $43.1 million for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017 also included a $6.4 million detriment to earnings due to the change in fair value in loan servicing rights, compared to a $1.2 million detriment for the nine months ended September 30, 2016. Net income, excluding significant items, net of tax, was $161.0 million, or $2.24 per diluted share, for the nine months ended September 30, 2017, compared to $90.5 million, or $2.11 per diluted share, for the nine months ended September 30, 2016.
Return on average assets was 0.86% in the third quarter of 2017, compared to 1.14% in the second quarter of 2017 and 0.37% in the third quarter of 2016. Return on average equity was 6.1% in the third quarter of 2017, compared to 8.0% in the second quarter of 2017 and 2.9% in the third quarter of 2016.Return on average assets, excluding significant items, a non-GAAP financial measure, net of tax was 1.21% in the third quarter of 2017, compared to 1.17% in the second quarter of 2017 and 1.22% in the third quarter of 2016. The Corporation's return on average shareholders' equity, excluding significant items, a non-GAAP financial measure, net of tax was 8.6% in the third quarter of 2017, compared to 8.2% in the second quarter of 2017 and 9.6% in the third quarter of 2016.
Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Chemical Financial Corporation
Selected Financial Information
(Unaudited)

	Three Months Ended			Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Summary of Operations
Interest income	$164,944	$155,133	$103,562	$462,973	$265,963
Interest expense	21,316	17,185	6,753	51,300	17,329
Net interest income	143,628	137,948	96,809	411,673	248,634
Provision for loan losses	5,499	6,229	4,103	15,778	8,603
Net interest income after provision for loan losses	138,129	131,719	92,706	395,895	240,031
Noninterest income	32,122	41,568	27,770	111,700	68,086
Operating expenses, excluding merger expenses, restructuring expenses and impairment of income tax credits (non-GAAP)(2)	95,241	97,772	68,674	293,042	180,998
Merger expenses	2,379	465	37,470	7,011	43,118
Restructuring expenses	18,824	—	—	18,824	—
Impairment of income tax credits	3,095	—	—	3,095	—
Income before income taxes	50,712	75,050	14,332	185,623	84,001
Income tax expense	10,253	23,036	2,848	45,546	23,137
Net income	$40,459	$52,014	$11,484	$140,077	$60,864
Significant items, net of tax(1)	16,409	1,474	25,921	20,929	29,592
Net income, excluding significant items (non-GAAP)(2)	$56,868	$53,488	$37,405	$161,006	$90,456

Per Common Share Data
Net income:
Basic	$0.57	$0.73	$0.23	$1.98	$1.45
Diluted	0.56	0.73	0.23	1.95	1.42
Diluted, excluding significant items (non-GAAP)(2)	0.79	0.75	0.75	2.24	2.11
Cash dividends declared	0.28	0.27	0.27	0.82	0.79
Book value - period-end	37.57	37.11	36.37	37.57	36.37
Tangible book value - period-end (non-GAAP)(2)	21.36	20.89	19.99	21.36	19.99
Market value - period-end	52.26	48.41	44.13	52.26	44.13

Key Ratios (annualized where applicable)
Net interest margin (GAAP)	3.40%	3.41%	3.49%	3.40%	3.53%
Net interest margin (taxable equivalent basis) (non-GAAP)(3)	3.48%	3.48%	3.58%	3.48%	3.62%
Efficiency ratio (GAAP)	68.0%	54.7%	85.2%	61.5%	70.8%
Efficiency ratio - adjusted (non-GAAP)(2)	51.2%	52.2%	52.7%	53.5%	54.7%
Return on average assets	0.86%	1.14%	0.37%	1.03%	0.79%
Return on average shareholders' equity	6.1%	8.0%	2.9%	7.2%	6.7%
Return on average tangible shareholders' equity (non-GAAP)(2)	10.9%	14.3%	4.7%	12.8%	10.0%
Average shareholders' equity as a percent of average assets	14.0%	14.3%	12.7%	14.3%	11.7%
Capital ratios (period end):
Tangible shareholders' equity as a percent of tangible assets (non-GAAP)(2)	8.3%	8.4%	8.7%	8.3%	8.7%
Total risk-based capital ratio	11.2%	11.1%	11.1%	11.2%	11.1%

(1)	Significant items include merger expenses, restructuring expenses and loan servicing rights change in fair value.

(2)
Denotes a non-GAAP financial measure. Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measures.

(3)
Denotes a non-GAAP financial measure. Please refer to the section entitled "Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates" included within this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measure.

Non-GAAP Financial Measures
This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Corporation's tangible book value per share, tangible shareholders' equity to tangible assets ratio, presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis, core operating expenses (which excludes merger expenses, restructuring expenses and impairment of income tax credits), operating expenses-efficiency ratio (which excludes merger expenses, restructuring expenses, impairment of income tax credits and amortization of intangibles), the adjusted efficiency ratio (which excludes significant items, impairment of income tax credits, amortization of intangibles, net interest FTE adjustments and gains from sale of investment securities) and other information presented excluding significant items, including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and return on average tangible shareholders' equity. Management believes these non-GAAP financial measures provide useful information to both management and investors that is supplementary to our financial condition and results of operations in accordance with GAAP; however, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to the Corporation's GAAP results.
A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found under the subheading "Average Balances, Fully Taxable Equivalent (FTE) Interest and Effective Yields and Rates" of this report.

	Three Months Ended			Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Reconciliation of Non-GAAP Operating Results
Net Income
Net income, as reported	$40,459	$52,014	$11,484	$140,077	$60,864
Merger expenses	2,379	465	37,470	25,835	43,118
Restructuring expenses	18,824	—	—	18,824	—
Loan servicing rights change in fair value	4,041	1,802	1,236	6,362	1,236
Significant items	25,244	2,267	38,706	51,021	44,354
Income tax benefit (1)	(8,835)	(793)	(12,785)	(11,268)	(14,762)
Significant items, net of tax	16,409	1,474	25,921	39,753	29,592
Net income, excluding significant items	$56,868	$53,488	$37,405	$179,830	$90,456
Diluted Earnings Per Share
Diluted earnings per share, as reported	$0.56	$0.73	$0.23	$1.95	$1.42
Effect of significant items, net of tax	0.23	0.02	0.52	0.29	0.69
Diluted earnings per share, excluding significant items	$0.79	$0.75	$0.75	$2.24	$2.11
Return on Average Assets
Return on average assets, as reported	0.86%	1.14%	0.37%	1.03%	0.79%
Effect of significant items, net of tax	0.35	0.03	0.85	0.15	0.38
Return on average assets, excluding significant items	1.21%	1.17%	1.22%	1.18%	1.17%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	6.1%	8.0%	2.9%	7.2%	6.7%
Effect of significant items, net of tax	2.5	0.2	6.7	1.0	3.3
Return on average shareholders' equity, excluding significant items	8.6%	8.2%	9.6%	8.2%	10.0%

Return on Average Tangible Shareholders' Equity
Average shareholders' equity	$2,643,233	$2,606,517	$1,559,668	$2,611,630	$1,204,837
Average goodwill, CDI and noncompete agreements, net of tax	1,153,394	1,154,229	585,393	1,154,243	393,023
Average tangible shareholders' equity	$1,489,839	$1,452,288	$974,275	$1,457,387	$811,814
Return on average tangible shareholders' equity	10.9%	14.3%	4.7%	12.8%	10.0%
Effect of significant items, net of tax	4.4	0.4	10.7	1.9	4.9
Return on average tangible shareholders' equity, excluding significant items	15.3%	14.7%	15.4%	14.7%	14.9%
Efficiency Ratio
Net interest income	$143,628	$137,948	$96,809	$411,673	$248,634
Noninterest income	32,122	41,568	27,770	111,700	68,086
Total revenue - GAAP	175,750	179,516	124,579	523,373	316,720
Net interest income FTE adjustment	3,260	3,169	2,426	9,498	6,697
Loan servicing rights change in fair value (gains) losses	4,041	1,802	1,236	6,362	1,236
Gains from sale of investment securities and closed branch locations	(1)	(77)	(301)	(168)	(593)
Total revenue - Non-GAAP	$183,050	$184,410	$127,940	$539,065	$324,060
Operating expenses - GAAP	$119,539	$98,237	$106,144	$321,972	$224,116
Merger expenses	(2,379)	(465)	(37,470)	(7,011)	(43,118)
Restructuring expenses	(18,824)	—	—	(18,824)	—
Impairment of income tax credits	(3,095)	—	—	(3,095)	—
Operating expense, core - Non-GAAP	95,241	97,772	68,674	311,866	180,998
Amortization of intangibles	(1,526)	(1,525)	(1,292)	(4,564)	(3,681)
Operating expenses, efficiency ratio - Non-GAAP	$93,715	$96,247	$67,382	$307,302	$177,317
Efficiency ratio - GAAP	68.0%	54.7%	85.2%	61.5%	70.8%
Efficiency ratio - adjusted Non-GAAP	51.2%	52.2%	52.7%	57.0%	54.7%
(1) Assumes merger expenses are deductible at an income tax rate of 35%, except for the impact of estimated nondeductible expenses incurred in periods when the Corporation completes merger transactions.

(Dollars in thousands, except per share data)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Tangible Book Value
Shareholders' equity, as reported	$2,673,089	$2,639,442	$2,581,526	$2,563,666
Goodwill, CDI and noncompete agreements, net of tax	(1,153,576)	(1,153,595)	(1,155,617)	(1,154,121)
Tangible shareholders' equity	$1,519,513	$1,485,847	$1,425,909	$1,409,545
Common shares outstanding	71,152	71,131	70,599	70,497
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$37.57	$37.11	$36.57	$36.37
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$21.36	$20.89	$20.20	$19.99
Tangible Shareholders' Equity to Tangible Assets
Total assets, as reported	$19,354,308	$18,781,405	$17,355,179	$17,383,637
Goodwill, CDI and noncompete agreements, net of tax	(1,153,576)	(1,153,595)	(1,155,617)	(1,154,121)
Tangible assets	$18,200,732	$17,627,810	$16,199,562	$16,229,516
Shareholders' equity to total assets	13.8%	14.1%	14.9%	14.7%
Tangible shareholders' equity to tangible assets	8.3%	8.4%	8.8%	8.7%

Table of Contents

Financial Condition
Total Assets
Total assets were $19.35 billion at September 30, 2017, an increase of $1.99 billion, or 11.5%, from total assets of $17.36 billion at December 31, 2016. The increase in total assets during the nine months ended September 30, 2017 was primarily attributable to an increase in investment securities and loan growth funded by an increase in FHLB advances and customer deposit growth.
Interest-earning assets were $17.27 billion at September 30, 2017, an increase of $2.01 billion, or 13.2%, from interest-earning assets of $15.26 billion at December 31, 2016. The increase in interest-earnings assets during the nine months ended September 30, 2017 was primarily attributable to an increase in investment securities and loan growth.
Average assets were $18.86 billion during the three months ended September 30, 2017, an increase of $6.61 billion, or 53.9%, compared to average assets of $12.25 billion during the three months ended September 30, 2016. The increase in average assets during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily attributable to the merger with Talmer effective August 31, 2016, originated loan growth and an increase in investment securities. Average assets were $18.20 billion during the nine months ended September 30, 2017, an increase of $7.92 billion, or 77.0%, from average assets of $10.28 billion during the nine months ended September 30, 2016. The increase in average assets during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 was primarily attributable to the same reasons stated for the three months ended September 30, 2017.

Investment Securities
The following tables summarize the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at September 30, 2017 and December 31, 2016.

	Maturity as of September 30, 2017(1)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(2)		Total Fair Value
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
Available-for-Sale:
U.S. Treasury securities	$5,799	0.95%	$—	—%	$—	—%	$—	—%	$5,799	0.95%	$5,799
Government sponsored agencies	80,311	1.58	82,082	2.13	83,215	2.15	32,240	2.41	277,848	2.01	277,848
State and political subdivisions	10,296	3.15	74,285	2.22	124,829	2.71	143,209	2.81	352,619	2.66	352,619
Residential mortgage-backed securities	60,904	1.73	156,379	1.82	53,077	2.27	26,959	2.37	297,319	1.93	297,319
Collateralized mortgage obligations	192,020	2.48	439,226	2.47	184,090	2.62	64,093	2.87	879,429	2.53	879,429
Corporate bonds	19,074	1.59	37,754	1.99	106,299	3.62	15,614	2.70	178,741	2.98	178,741
Preferred stock and trust preferred securities	—	—	—	—	22,971	3.33	14,946	3.11	37,917	3.24	37,917
Total investment securities available-for-sale	368,404	2.11	789,726	2.26	574,481	2.75	297,061	2.75	2,029,672	2.44	2,029,672
Held-to-Maturity:
State and political subdivisions	85,395	2.22	249,159	3.03	149,527	3.91	172,594	3.47	656,676	3.24	655,594
Trust preferred securities	—	—	—	—	—	—	500	4.75	500	4.75	365
Total investment securities held-to-maturity	85,395	2.22	249,159	3.03	149,527	3.91	173,094	3.47	657,176	3.24	655,959
Total investment securities	$453,799	2.13%	$1,038,885	2.44%	$724,008	2.99%	$470,155	3.02%	$2,686,848	2.64%	$2,685,631

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
(3)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at September 30, 2017. Approximately 20% of the Corporation's investment securities at September 30, 2017 were variable-rate financial instruments.

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

The Corporation utilizes third-party pricing services to obtain market value prices for its investment securities portfolio. On a quarterly basis, the Corporation validates the reasonableness of prices received from third-party pricing services through independent price verification on a sample of investment securities in the portfolio, data integrity validation based upon comparison of current market prices to prior period market prices and analysis of overall expectations of movement in market prices based upon the changes in the related yield curves and other market factors. On a quarterly basis, the Corporation reviews the pricing methodology of the third-party pricing vendors and the results of the vendors' internal control assessments to ensure the integrity of the process that each vendor uses to develop market pricing for the Corporation's investment securities portfolio.
The carrying value of investment securities totaled $2.69 billion at September 30, 2017, an increase of $828.5 million, or 44.6%, from investment securities of $1.86 billion at December 31, 2016, primarily due to management's decision to increase the size of the portfolio, which was funded in part by an increase in deposits and borrowings.
The Corporation's investment securities portfolio as of September 30, 2017 had a weighted average life of approximately 4.7 years and an effective duration of approximately 2.6 years.

The following table summarizes the carrying value of investment securities at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Available-for-sale:
U.S. Treasury securities	$5,799	$5,793
Government sponsored agencies	277,848	215,011
State and political subdivisions	352,619	300,088
Residential mortgage-backed securities	297,319	272,282
Collateralized mortgage obligations	879,429	320,025
Corporate bonds	178,741	89,474
Preferred stock and trust preferred securities	37,917	32,291
Total investment securities available-for-sale	2,029,672	1,234,964
Held-to-maturity:
State and political subdivisions	656,676	622,927
Trust preferred securities	500	500
Total investment securities held-to-maturity	657,176	623,427
Total investment securities	$2,686,848	$1,858,391
At September 30, 2017, the Corporation's investment securities portfolio consisted of: U.S. Treasury securities, comprised of fixed-rate government debt instruments issued by the U.S. Department of Treasury, totaling $5.8 million; government sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and the Student Loan Marketing Corporation, totaling $277.8 million; state and political subdivisions debt obligations, comprised of general debt obligations of issuers mostly located in the State of Michigan, totaling $1.0 billion; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $297.3 million; collateralized mortgage obligations (CMOs), comprised of approximately 86.4% fixed-rate and 13.6% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, totaling $879.4 million; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $178.7 million; and preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both publicly-traded bank holding companies and small non-public bank holding companies, totaling $38.4 million. Fixed-rate instruments comprised approximately 80.0% of the Corporation's investment securities portfolio at September 30, 2017.
The Corporation records all investment securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities (ASC 320), under which the Corporation is required to access equity and debt securities that have fair values below their amortized cost basis to determine whether the decline (impairment) is other-than-temporary. An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. In assessing whether a decline is other-than-temporary, management considers, amount other things, (i) the length of time and the extent to which the fair value has been less than the amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.
The Corporation's total investment securities portfolio had a carrying value of $2.69 billion at September 30, 2017, with gross unrealized losses of $23.6 million at that date. Management believed that the unrealized losses on investment securities at September 30, 2017 were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, the Corporation believed the unrealized losses in its investment securities portfolio at September 30, 2017 were temporary in nature and, therefore, no impairment loss was recognized in the Corporation's Consolidated Statement of Income for the nine months ended September 30, 2017. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and the Corporation's process that resulted in the conclusion that the impairment was temporary in nature follows.

At September 30, 2017, the gross unrealized losses in the Corporation's investment securities portfolio of $23.6 million were comprised as follows: state and political subdivisions securities of $12.1 million; GSA securities, residential MBSs and CMOs, combined, of $10.5 million; corporate bonds of $0.8 million; and preferred stock and TRUPs of $0.2 million. The amortized costs and fair values of investment securities are disclosed in Note 4 to the Consolidated Financial Statements.
State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $1.01 billion and gross unrealized losses of $12.1 million at September 30, 2017. The Corporation's state and political subdivisions securities are almost entirely from issuers located in the State of Michigan and of which approximately 73.9% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross unrealized losses were attributable to state and political subdivisions securities with an amortized cost of $723.3 million that generally mature beyond 2018. It was the Corporation's assessment that the unrealized losses on these investment securities were attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities. The Corporation concluded that the unrealized losses in its state and political subdivisions securities were temporary in nature at September 30, 2017.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $1.46 billion and gross unrealized losses of $10.5 million at September 30, 2017. Virtually all of the investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized losses in its GSA securities, residential MBSs and CMOs were temporary in nature at September 30, 2017.
Corporate bonds included in the available-for-sale investment securities portfolio had an amortized cost of $178.9 million and gross unrealized losses of $0.8 million at September 30, 2017. The investment securities in this category are investment grade securities and none have had recent downgrades. The Corporation determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. The Corporation concluded that the unrealized loss was temporary in nature at September 30, 2017.
At September 30, 2017, the Corporation held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.1 million. This TRUP represents a 10% interest in the TRUP of a well-capitalized non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. The Corporation determined that the unrealized loss on this TRUP was attributable to lack of liquidity for issuances of this size. The Corporation concluded that the unrealized loss was temporary in nature at September 30, 2017.
At September 30, 2017, the Corporation expected to fully recover the entire amortized cost basis of each investment security in an unrealized loss position in its investment securities portfolio at that date. Furthermore, at September 30, 2017, the Corporation did not have the intent to sell any of its investment securities in an unrealized loss position and believed that it was more-likely-than-not that the Corporation would not have to sell any of its investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on any investment security in the future.

Loans
The Corporation's loan portfolio is comprised of commercial, commercial real estate and real estate construction and land development loans, referred to as the Corporation's commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as the Corporation's consumer loan portfolio. At September 30, 2017, the Corporation's loan portfolio was $13.83 billion and consisted of loans in the commercial loan portfolio totaling $8.14 billion, or 58.8% of total loans, and loans in the consumer loan portfolio totaling $5.70 billion, or 41.2% of total loans.
Chemical Bank is a full-service commercial bank and the acceptance and management of credit risk is an integral part of the Corporation's business. The Corporation maintains loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within the Corporation's market areas. The Corporation’s lending markets generally consist of communities throughout Michigan and additional communities located within Ohio and northern Indiana. The Corporation has no loans to finance highly leveraged transactions. The Corporation's lending philosophy is implemented through strong administrative and reporting controls. The Corporation maintains a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.

Total loans were $13.83 billion at September 30, 2017, an increase of $842.6 million, or 6.5%, from total loans of $12.99 billion at December 31, 2016, and an increase of $1.12 billion, or 8.8%, from total loans of $12.72 billion at September 30, 2016. The Corporation experienced originated loan growth of $166.0 million during the third quarter of 2017 and $1.12 billion during the twelve months ended September 30, 2017.
The following table includes the composition of the Corporation's loan portfolio, by major loan category, as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial loan portfolio:
Commercial	$3,319,965	$3,217,300
Commercial real estate:
Owner-occupied	1,718,404	1,697,238
Non-owner occupied	2,514,538	2,217,594
Vacant land	83,036	58,308
Total commercial real estate	4,315,978	3,973,140
Real estate construction and land development	501,413	403,772
Subtotal - commercial loan portfolio	8,137,356	7,594,212
Consumer loan portfolio:
Residential mortgage	3,221,307	3,086,474
Consumer installment	1,615,983	1,433,884
Home equity	858,722	876,209
Subtotal - consumer loan portfolio	5,696,012	5,396,567
Total loans	$13,833,368	$12,990,779
A discussion of the Corporation’s loan portfolio by category follows.
Commercial Loan Portfolio
The Corporation's commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. The Corporation's commercial loan portfolio is well diversified across business lines and has no concentrations in any one industry. The commercial loan portfolio of $8.14 billion at September 30, 2017 included 145 loan relationships of $5.0 million or greater. These 145 loan relationships totaled $2.45 billion, which represented 30.1% of the commercial loan portfolio at September 30, 2017 and included 117 loan relationships that had outstanding balances of $10.0 million or higher, totaling $2.23 billion, or 27.4% of the commercial loan portfolio, at that date. The Corporation had 38 loan relationships that had outstanding balances of $20.0 million or higher, totaling $1.15 billion, or 14.2% of the commercial loan portfolio, at September 30, 2017. The Corporation had 26 loan relationships at September 30, 2017 with loan balances greater than $5.0 million and less than $10.0 million, totaling $194.1 million, that had unfunded credit commitments totaling $123.7 million that, if advanced, could result in a loan relationship of $10.0 million or more.
The following table presents contractual maturities of the Corporation's $8.14 billion commercial loan portfolio at September 30, 2017. Commercial loans at fixed interest rates comprised 57.5% of the Corporation's total commercial loan portfolio at September 30, 2017, compared to 60.9% at December 31, 2016. The percentage of these loans maturing within one year was 21.7% at September 30, 2017, while the percentage of these loans maturing beyond five years remained low at 22.9% at September 30, 2017. At September 30, 2017, loans in the commercial loan portfolio with maturities beyond one year totaled $6.37 billion, with 63.1% of these loans at fixed interest rates.

	September 30, 2017
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,118,455	$1,759,917	$441,593	$3,319,965
Commercial real estate	552,946	2,506,392	1,256,640	4,315,978
Real estate construction and land development	91,981	241,367	168,065	501,413
Total	$1,763,382	$4,507,676	$1,866,298	$8,137,356
Percent of total	21.7%	55.4%	22.9%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$659,451	$3,018,839	$1,003,850	$4,682,140
Variable interest rates	1,103,931	1,488,837	862,448	3,455,216
Total	$1,763,382	$4,507,676	$1,866,298	$8,137,356
The following table presents the contractual maturities of the Corporation's $7.59 billion commercial loan portfolio at December 31, 2016.

	December 31, 2016
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,064,276	$1,739,072	$413,952	$3,217,300
Commercial real estate	517,175	2,333,992	1,121,973	3,973,140
Real estate construction and land development	91,514	223,846	88,412	403,772
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
Percent of total	22.0%	56.6%	21.4%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$572,841	$2,972,849	$1,080,768	$4,626,458
Variable interest rates	1,100,124	1,324,061	543,569	2,967,754
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
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
Commercial loans were $3.32 billion at September 30, 2017, an increase of $102.7 million, or 3.2%, from commercial loans of $3.22 billion at December 31, 2016. Commercial loans represented 24.0% of the Corporation's loan portfolio at September 30, 2017, compared to 24.8% at December 31, 2016.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $4.32 billion at September 30, 2017, an increase of $342.8 million, or 8.6%, from commercial real estate loans of $3.97 billion at December 31, 2016. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 39.8%, 58.3% and 1.9%, respectively, of the Corporation's commercial real estate loans outstanding at September 30, 2017. Commercial real estate loans represented 31.2% of the Corporation's loan portfolio at September 30, 2017, compared to 30.6% at December 31, 2016.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of the Corporation's land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $501.4 million at September 30, 2017, an increase of $97.6 million, or 24.2%, compared to $403.8 million at December 31, 2016. Real estate construction and land development loans represented 3.6% of the Corporation's loan portfolio at September 30, 2017, compared to 3.1% at December 31, 2016.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. The Corporation generally attempts to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in its market areas, using prudent underwriting guidelines and closely monitoring the construction process. At September 30, 2017, $0.3 million or 0.1%, of the Corporation's $501.4 million of real estate construction and land development loans were considered impaired, whereby the Corporation determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms. At December 31, 2016, $0.3 million, or 0.1%, of the Corporation's $403.8 million of real estate and construction and land development loans were considered impaired.
Consumer Loan Portfolio
The Corporation's consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of 15 years or less, with amortization periods generally from 15 to 30 years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.
Residential mortgage loans were $3.22 billion at September 30, 2017, an increase of $134.8 million, or 4.4%, from residential mortgage loans of $3.09 billion at December 31, 2016. Residential mortgage loans historically involve the least amount of credit risk in the Corporation's loan portfolio. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $236.9 million at September 30, 2017, compared to $169.5 million at December 31, 2016. Residential mortgage loans represented 23.3% of the Corporation's loan portfolio at September 30, 2017, compared to 23.8% of the Corporation's loan portfolio at December 31, 2016. The Corporation had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $510.6 million at September 30, 2017, compared to $463.8 million at December 31, 2016.
The Corporation's consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans generated from dealerships. Consumer installment loans were $1.62 billion at September 30, 2017, an increase of $182.1 million, or 12.7%, from consumer installment loans of $1.43 billion at December 31, 2016. At September 30, 2017, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 60.4%; recreational vehicles - 18.3%; marine vehicles - 17.1%; other collateral - 3.4%; and unsecured - 0.8%. Consumer installment loans represented 11.7% of the Corporation's loan portfolio at September 30, 2017, compared to 11.0% at December 31, 2016.
The Corporation's home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $858.7 million at September 30, 2017, a decrease of $17.5 million, or 2.0%, from home equity loans of $876.2 million at December 31, 2016. At September 30, 2017, approximately 66.8% of the Corporation's home equity loans were first lien mortgages and 33.2% were junior lien mortgages. Home equity loans represented 6.2% of the Corporation's loan portfolio at September 30, 2017, compared to 6.7% at December 31, 2016. Home equity lines of credit comprised $410.3 million, or 47.8%, of the Corporation's home equity loans at September 30, 2017, compared to $426.5 million, or 48.7%, of home equity loans at December 31, 2016. The majority of the Corporation's home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.

Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. The Corporation experienced net credit losses on consumer installment and home equity loans totaling 19 basis points (annualized) of average consumer installment and home equity loans during the nine months ended September 30, 2017, compared to 15 basis points of average consumer installment and home equity loans in all of 2016. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. The Corporation originates consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rates in Michigan, Ohio and Indiana were 4.3%, 5.3% and 3.8%, respectively, at September 30, 2017, compared to 5.0%, 4.9% and 4.0%, respectively, at December 31, 2016. The national average unemployment rate was 4.2% at September 30, 2017.
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
Nonperforming assets were $64.9 million at September 30, 2017, an increase of $3.4 million, or 5.5%, from $61.5 million at December 31, 2016. Nonperforming assets represented 0.34% of total assets at September 30, 2017 and 0.35% at December 31, 2016, respectively. The Corporation's nonperforming assets are not concentrated in any one industry or any one geographical area within our footprint.

The following schedule provides a summary of impaired assets:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans(1):
Commercial	$15,648	$13,178
Commercial real estate	25,150	19,877
Real estate construction and land development	78	80
Residential mortgage	8,646	6,969
Consumer installment	875	879
Home equity	3,908	3,351
Total nonaccrual loans	54,305	44,334
Other real estate and repossessed assets	10,605	17,187
Total nonperforming assets	64,910	61,521
Accruing troubled debt restructurings
Commercial loan portfolio	40,886	45,388
Consumer loan portfolio	14,903	17,147
Total performing troubled debt restructurings	55,789	62,535
Total impaired assets	$120,699	$124,056
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding loans accounted for under ASC 310-30
Commercial loan portfolio	$3,665	$288
Consumer loan portfolio	2,367	995
Total accruing loans contractually past due 90 days or more as to interest or principal payments	$6,032	$1,283
Nonperforming loans as a percent of total loans	0.39%	0.34%
Nonperforming assets as a percent of total assets	0.34%	0.35%
Impaired assets as a percent of total assets	0.62%	0.71%

(1)	Includes nonaccrual troubled debt restructuring.
The Corporation's nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $24.0 million at September 30, 2017, compared to $30.5 million at December 31, 2016. These loans have been modified by providing the borrower a financial concession that is intended to improve the Corporation's probability of collection of the amounts due.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at September 30, 2017 and December 31, 2016 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

(Dollars in thousands)	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
September 30, 2017
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$40,596	$1,959	$—	5%
With valuation allowance and charge-offs	8,675	1,222	11,640	63%
With charge-offs and no valuation allowance	5,389	—	6,033	53%
Without valuation allowance or charge-offs	27,102	—	—	—%
Total impaired loans to commercial borrowers	$81,762	$3,181	$17,673	21%
December 31, 2016
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$41,305	$4,377	$—	11%
With valuation allowance and charge-offs	9,115	857	10,524	58%
With charge-offs and no valuation allowance	4,001	—	6,665	62%
Without valuation allowance or charge-offs	24,102	—	—	—%
Total impaired loans to commercial borrowers	$78,523	$5,234	$17,189	23%

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, the Corporation determined that impaired loans in the commercial loan portfolio totaling $49.3 million at September 30, 2017 required a specific allocation of the allowance for loan losses (valuation allowance) of $3.2 million, compared to $50.4 million of impaired loans in the commercial loan portfolio at December 31, 2016 which required a valuation allowance of $5.2 million.
Nonperforming Loans

Total nonperforming loans were $54.3 million at September 30, 2017, an increase of $10.0 million, or 22.5%, compared to $44.3 million at December 31, 2016. The Corporation's nonperforming loans in the commercial loan portfolio were $40.9 million at September 30, 2017, an increase of $7.7 million, or 23.4%, from $33.1 million at December 31, 2016. Nonperforming loans in the commercial loan portfolio comprised 75.3% of total nonperforming loans at September 30, 2017, compared to 74.7% at December 31, 2016. The Corporation's nonperforming loans in the consumer loan portfolio were $13.4 million at September 30, 2017, an increase of $2.2 million, or 19.9%, from $11.2 million at December 31, 2016.

The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$50,894	$43,997	$44,334	$62,225
Additions during period	13,923	5,370	39,005	16,110
Principal balances charged off	(4,680)	(2,093)	(10,987)	(10,313)
Transfers to other real estate/repossessed assets	(1,046)	(1,609)	(4,427)	(4,511)
Returned to accrual status	(2,429)	(700)	(4,324)	(4,917)
Payments received	(2,357)	(3,668)	(9,296)	(17,297)
Balance at end of period	$54,305	$41,297	$54,305	$41,297

Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
$5,000,000 or more	1	$5,225	—	$—
$2,500,000 – $4,999,999	1	4,844	1	4,793
$1,000,000 – $2,499,999	3	4,768	7	10,526
$500,000 – $999,999	13	9,452	8	5,652
$250,000 – $499,999	18	6,218	10	3,809
Under $250,000	140	10,369	105	8,355
Total	176	$40,876	131	$33,135
Nonperforming commercial loans were $15.6 million at September 30, 2017, an increase of $2.5 million, or 18.7%, compared to $13.2 million at December 31, 2016. Nonperforming commercial loans comprised 0.5% of total commercial loans at September 30, 2017, compared to 0.4% at December 31, 2016.
Nonperforming commercial real estate loans were $25.2 million at September 30, 2017, an increase of $5.3 million, or 26.5%, compared to $19.9 million at December 31, 2016. Nonperforming commercial real estate loans comprised 0.6% and 0.5% of total commercial real estate loans at September 30, 2017 and December 31, 2016, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $16.3 million, $4.4 million and $4.5 million, respectively, at September 30, 2017. At September 30, 2017, the Corporation's nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout the Corporation's market areas. The largest concentrations of the $25.2 million in nonperforming commercial real estate loans at September 30, 2017 were two customer relationships totaling $9.9 million with one customer relationship totaling $4.7 million that was primarily secured by vacant land. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.5 million.
Nonperforming real estate construction and land development loans were $0.1 million at both September 30, 2017 and December 31, 2016. Nonperforming real estate construction and land development loans comprised less than 0.1% of total real estate construction and land development loans at both September 30, 2017 and December 31, 2016.

At September 30, 2017, the Corporation had nonperforming loans in the commercial loan portfolio of $10.0 million that were secured by real estate and were in various stages of foreclosure, compared to $1.7 million at December 31, 2016.
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $8.6 million at September 30, 2017, an increase of $1.7 million, or 24.1%, from $7.0 million at December 31, 2016. Nonperforming residential mortgage loans comprised 0.3% and 0.2% of total residential mortgage loans at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, a total of $3.4 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $1.8 million at December 31, 2016.
Nonperforming consumer installment loans were $0.9 million at both September 30, 2017 and December 31, 2016. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at both September 30, 2017 and December 31, 2016.
Nonperforming home equity loans were $3.9 million at September 30, 2017, an increase of $0.6 million, or 16.6%, compared to $3.4 million at December 31, 2016. Nonperforming home equity loans comprised 0.5% of total home equity loans at September 30, 2017, compared to 0.4% at December 31, 2016.
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
The following summarizes the Corporation's TDRs (both accruing and nonaccrual) at September 30, 2017 and December 31, 2016:

	Accruing TDRs			Nonaccrual TDRs	Total
(Dollars in thousands)	Current	Past due 31-90 days	Subtotal
September 30, 2017
Commercial loan portfolio	$37,859	$3,027	$40,886	$19,342	$60,228
Consumer loan portfolio	14,313	590	14,903	4,662	19,565
Total TDRs	$52,172	$3,617	$55,789	$24,004	$79,793
December 31, 2016
Commercial loan portfolio	$43,041	$2,347	$45,388	$25,397	$70,785
Consumer loan portfolio	16,690	457	17,147	5,134	22,281
Total TDRs	$59,731	$2,804	$62,535	$30,531	$93,066
A summary of changes in the Corporation's accruing TDRs in the commercial loan portfolio for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$39,714	$45,106	$45,388	$46,141
Additions for modifications	2,144	4,120	3,363	9,803
Principal payments and pay-offs	(2,747)	(3,005)	(6,562)	(8,086)
Transfers from nonaccrual status	2,110	—	3,286	970
Transfers to nonaccrual status	(335)	(298)	(4,589)	(2,905)
Balance at end of period	$40,886	$45,923	$40,886	$45,923
Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets, included in "Interest receivable and other assets" on the Consolidated Statements of Financial Position. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $10.1 million at September 30, 2017, a decrease of $6.7 million, or 40.1%, from $16.8 million at December 31, 2016. The decrease in ORE during the nine months ended September 30, 2017 was primarily attributable to ORE sales. Repossessed assets totaled $0.5 million at September 30, 2017, an increase of $0.1 million, from $0.4 million at December 31, 2016.

The following schedule provides the composition of ORE at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Composition of ORE:
Vacant land	$3,306	$5,473
Commercial real estate properties	3,414	6,812
Residential real estate properties	3,346	4,527
Total ORE	$10,066	$16,812
The following schedule summarizes ORE activity during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$13,637	$8,326	$16,812	$9,716
Additions attributable to acquisitions (at fair value)	—	13,227	—	13,227
Additions attributable to foreclosures	1,563	1,790	5,339	3,945
Write-downs to fair value	(550)	(146)	(1,323)	(376)
Net payments received	(380)	(86)	(582)	(171)
Dispositions	(4,204)	(3,002)	(10,180)	(6,232)
Balance at end of period	$10,066	$20,109	$10,066	$20,109
The Corporation's ORE is carried at the lower of cost or fair value less estimated cost to sell. The Corporation had $4.8 million in ORE at September 30, 2017 that had been held in excess of one year, of which $0.9 million had been held in excess of three years. The Corporation had $13.5 million of nonperforming loans that were in the process of foreclosure at September 30, 2017.

All of the Corporation's ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at September 30, 2017, the carrying value of ORE of $10.1 million was reflective of $9.3 million in charge-offs, write-downs and acquisition-related fair value adjustments.
During the three and nine months ended September 30, 2017, the Corporation sold 70 and167 ORE properties, respectively, for proceeds of $4.6 million and $12.4 million respectively. On an average basis, the net proceeds from the sales for the nine months ended September 30, 2017 represented 119% of the carrying value of the property at the time of sale, with the proceeds representing 84% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
Allowance for Loan Losses
The allowance for loan losses ("allowance") provides for probable losses in the originated and acquired loan portfolios that have been identified for probable losses believed to be inherent in the remainder of the loan portfolios.
The originated allowance is comprised of specific valuation allowances (assessed for originated loans that have known credit weaknesses and are considered impaired), pooled allowances, based on assigned risk ratings and historical loan loss experience for each loan type, and a qualitative allowance based on environmental factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience. The Corporation's methodology for measuring the adequacy of the originated allowance is comprised of several key elements, which include a review of the loan portfolio, both individually and by category, and consideration of changes in the mix and volume of the loan portfolio, actual delinquency and loan loss experience, review of collateral values, the size and financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of the Corporation's local markets and other factors affecting business sectors.

The allowance for each acquired loan portfolio was not carried over on the date of each respective acquisition. Instead, the acquired loans were recorded at their estimated fair values at each acquisition date, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, an allowance is established and allocated to acquired loans. The acquired allowance is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. The allowance is evaluated utilizing the key assumptions and estimates, similar to the initial estimate of fair value. Management must use judgment to develop its estimates of cash flows for acquired loans, which are impacted by many factors, including changes in property values, default rates, loss severities and prepayment speeds. As a result of the significant amount of judgment involved in estimating future cash flows expected to be collected for acquired loans, the adequacy of the allowance could be significantly impacted by changes in expected cash flows resulting from changes in credit quality of acquired loans. The Corporation established an allowance on the acquired loan portfolio through the provision for loan losses of $0.6 million during the third quarter of 2017 as a result of the quarterly re-estimation of cash flows of the acquired loan portfolio. There was no allowance needed for the acquired loan portfolio at December 31, 2016.
Management evaluates the originated and acquired allowances on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolios. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. Management believes that the allowances are currently maintained at an appropriate level, considering the inherent risk in the loan portfolios. Future significant adjustments to the allowances may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.
The following schedule summarizes information related to the Corporation's allowance for loan losses:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Allowance for loan losses:
Originated loans	$85,181	$78,268
Acquired loans	579	—
Total	$85,760	$78,268
Nonperforming loans	$54,305	$44,334
Allowance for loan losses (originated loans) as a percent of:
Total originated loans	0.93%	1.05%
Nonperforming loans	157%	177%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	174%	194%

A summary of the activity in the allowance for loan losses is included in the table below.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Allowance for loan losses - originated loan portfolio
Allowance for loan losses - beginning of period	$83,797	$78,774	$71,506	$78,268	$73,328
Provision for loan losses	4,921	6,229	4,103	15,200	8,603
Loan charge-offs:
Commercial	(3,521)	(355)	(284)	(6,513)	(5,302)
Commercial real estate	(271)	(371)	(509)	(687)	(1,918)
Real estate construction and land development	—	—	(31)	(9)	(42)
Residential mortgage	(174)	(168)	(362)	(985)	(791)
Consumer installment	(1,312)	(1,347)	(1,595)	(4,474)	(3,502)
Home equity	(164)	(63)	(80)	(653)	(384)
Total loan charge-offs	(5,442)	(2,304)	(2,861)	(13,321)	(11,939)
Recoveries of loans previously charged off:
Commercial	1,173	116	134	1,927	884
Commercial real estate	97	166	355	1,038	1,137
Residential mortgage	130	187	58	393	323
Consumer installment	455	600	458	1,559	1,277
Home equity	51	29	22	117	162
Total loan recoveries	1,906	1,098	1,027	5,034	3,783
Net loan charge-offs	(3,536)	(1,206)	(1,834)	(8,287)	(8,156)
Allowance for loan losses - end of period	85,182	83,797	73,775	85,181	73,775
Allowance for loan losses - acquired loan portfolio
Allowance for loan losses - beginning of period	—	—	—	—	—
Provision for loan losses	579	—	—	579	—
Allowance for loan losses - end of period	579	—	—	579	—
Total allowance for loan losses	$85,761	$83,797	$73,775	$85,760	$73,775
Net loan charge-offs as a percent of average loans (annualized)	0.10%	0.04%	0.08%	0.08%	0.13%
The following schedule summarizes information related to the Corporation's allowance for loan losses for both originated and acquired loans:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Allowance Amount	Percent of originated loans in each category to total loans	Allowance Amount	Percent of originated loans in each category to total loans
Originated loans:
Commercial	$25,531	25%	$22,388	25%
Commercial real estate	26,297	27	25,396	26
Real estate construction and land development	4,269	5	3,417	4
Residential mortgage	14,493	20	13,760	20
Consumer Installment	10,333	16	8,907	17
Home equity	4,258	7	4,400	8
Subtotal — originated loans	85,181	100%	78,268	100%
Acquired loans	579		—
Total	$85,760		$78,268

Deposits
Total deposits were $13.81 billion at September 30, 2017, an increase of $932.1 million, or 7.2%, from total deposits of $12.87 billion at December 31, 2016. The increase in total deposits during the nine months ended September 30, 2017 was primarily attributable to organic growth in customer deposits, which included increases in interest- and noninterest-bearing demand deposits, savings deposits and time deposits of $1.03 billion, which were partially offset by a decrease in brokered deposits of $93.6 million. Interest- and noninterest-bearing demand deposit and savings accounts were $10.69 billion at September 30, 2017, compared to $9.86 billion at December 31, 2016. Time and brokered deposits were $3.11 billion at September 30, 2017, compared to $3.01 billion at December 31, 2016.
It is the Corporation's strategy to develop customer relationships that will drive core deposit growth and stability. The Corporation's competitive position within many of its market areas has historically limited its ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout the Corporation's markets during the nine months ended September 30, 2017, the Corporation's efforts to expand its deposit relationships with existing customers, the Corporation's financial strength and a general trend in customers holding more liquid assets have resulted in the Corporation continuing to experience increases in customer deposits.
At September 30, 2017, the Corporation's time deposits, which consist of certificates of deposit, including CDARS, IRA deposits and other brokered funds, totaled $3.11 billion, of which $753.3 million have stated maturities during the remainder of 2017. The Corporation expects the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of the Corporation's time deposits as of September 30, 2017:

(Dollars in thousands)	Amount	Weighted Average Interest Rate
2017 remaining maturities	$753,290	0.8%
2018 maturities	1,637,030	1.1
2019 maturities	334,734	1.1
2020 maturities	174,320	1.4
2021 maturities	136,830	1.6
2022 maturities and beyond	77,769	1.6
Total time deposits	$3,113,973	1.1%

The below table presents the maturity distribution of time deposits of $250,000 or more at September 30, 2017. Time deposits of $250,000 or more totaled $1.52 billion and represented 11.0% of total deposits at September 30, 2017.

	September 30, 2017
(Dollars in thousands)	Amount	Percent
Maturity:
Within 3 months	$449,291	29.6%
After 3 but within 6 months	295,469	19.5
After 6 but within 12 months	546,839	36.0
After 12 months	226,483	14.9
Total	$1,518,082	100.0%

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

Securities Sold Under Agreements to Repurchase with Customers
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. The Corporation's securities sold under agreements to repurchase with customers do not qualify as sales for accounting purposes. Securities sold under agreements to repurchase with customers were $414.6 million at September 30, 2017, compared to $343.0 million at December 31, 2016.
Short-term Borrowings
Short-term borrowings were $1.9 billion at September 30, 2017 and $0.8 billion at December 31, 2016 and were comprised solely of FHLB borrowings each period end. Short-term borrowings increased $1.1 billion, during the nine months ended September 30, 2017. The increase in short-term borrowings during the nine months ended September 30, 2017 was due to the addition of short-term FHLB advances utilized by the Corporation to fund short-term liquidity needs resulting from loan growth and an increase in investment securities.
FHLB advances are borrowings from the Federal Home Loan Bank that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of loans eligible as collateral under the blanket security agreement was $7.25 billion at September 30, 2017. The average daily balance, average interest rate during the period and maximum month-end balance of short-term FHLB advances during the nine months ended September 30, 2017 were $1.5 billion, 1.08% and $1.9 billion, respectively. The Corporation relies on short-term FHLB advances to cover short-term liquidity needs.
Long-term Borrowings
Long-term borrowings were $397.8 million at September 30, 2017 and $597.8 million at December 31, 2016. Long-term borrowings decreased $200.0 million, or 33.5%, during the nine months ended September 30, 2017. The decrease was primarily due to the Corporation's decision to pay down the remaining balance on the non-revolving line-of-credit that was added in conjunction with the merger with Talmer.
A summary of the composition of the Corporation's long-term borrowings follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Long-term borrowings:
Long-term FHLB advances	$339,255	$438,538
Securities sold under agreements to repurchase	3,005	19,144
Non-revolving line-of-credit	39,914	124,625
Subordinated debt obligations	15,671	15,540
Total long-term borrowings	$397,845	$597,847
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of the Lake Michigan acquisition and the merger with Talmer.

Credit-Related Commitments
The Corporation has credit-related commitments that may impact its liquidity. The following schedule summarizes the Corporation's credit-related commitments and expected expiration dates by period as of September 30, 2017. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements of the Corporation.

(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit:
Loans to commercial borrowers	$999,652	$622,789	$233,048	$402,876	$2,258,365
Loans to consumer borrowers	226,346	166,906	137,909	187,610	718,771
Total unused commitments to extend credit	1,225,998	789,695	370,957	590,486	2,977,136
Undisbursed loan commitments	566,029	—	—	—	566,029
Standby letters of credit	111,287	11,269	18,853	20,030	161,439
Total credit-related commitments	$1,903,314	$800,964	$389,810	$610,516	$3,704,604
Undisbursed loan commitments at September 30, 2017 exclude $124.0 million of residential mortgage loans that were expected to be sold in the secondary market.
Capital
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $2.67 billion at September 30, 2017, an increase of $91.6 million, or 3.5%, from total shareholders' equity of $2.58 billion at December 31, 2016. Total shareholders' equity as a percentage of total assets was 13.8% at September 30, 2017, compared to 14.9% at December 31, 2016. The Corporation's tangible shareholders' equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $1.52 billion at September 30, 2017 and $1.43 billion at December 31, 2016. The Corporation's tangible shareholders' equity to tangible assets ratio was 8.3% at September 30, 2017, compared to 8.8% at December 31, 2016.
Tangible shareholders' equity and the tangible shareholders' equity to tangible assets ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."
Regulatory Capital
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets of the Corporation and Chemical Bank totaled $14.51 billion and $14.48 billion at September 30, 2017, respectively, compared to $13.42 billion and $13.36 billion at December 31, 2016, respectively. The increase in risk-weighted assets during the nine months ended September 30, 2017 was primarily attributable to originated loan growth.
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

The Corporation and Chemical Bank both continue to maintain strong capital positions, which significantly exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at September 30, 2017, as shown in the following schedule:

	September 30, 2017
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	8.6%	10.5%	10.5%	11.2%
Chemical Bank	8.6	10.5	10.5	11.2
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0
As of September 30, 2017, the Corporation and Chemical Bank's capital ratios exceeded the minimum levels required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 16 to the consolidated financial statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
Results of Operations
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB) and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income is the Corporation's largest source of net revenue (net interest income plus noninterest income), representing 81.7% of net revenue for the third quarter of 2017, compared to 76.8% for the second quarter of 2017 and 77.7% for the third quarter of 2016. Net interest income represented 78.7% of net revenue during the nine months ended September 30, 2017, compared to 78.5% during the nine months ended September 30, 2016. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates
The following tables present the average daily balances of the Corporation's major categories of assets and liabilities, interest income and expense on a fully tax equivalent (FTE) basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016 and for the nine months ended September 30, 2017 and September 30, 2016. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. Please refer to the section entitled "Non-GAAP Financial Measures."

	Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)
Assets
Interest-earning Assets:
Loans(2)	$13,795,750	$149,595	4.31%	$13,513,927	$142,128	4.22%	$9,470,650	$97,880	4.12%
Taxable investment securities	1,629,344	9,326	2.29	1,364,358	7,125	2.09	687,259	2,575	1.50
Tax-exempt investment securities	896,854	7,013	3.13	882,445	6,781	3.07	592,747	4,721	3.19
Other interest-earning assets	180,188	1,039	2.29	166,244	1,246	3.01	57,756	358	2.47
Interest-bearing deposits with the FRB and other banks and federal funds sold	313,104	1,231	1.56	302,022	1,022	1.36	249,731	454	0.72
Total interest-earning assets	16,815,240	168,204	3.98	16,228,996	158,302	3.91	11,058,143	105,988	3.82
Less: Allowance for loan losses	(84,640)			(80,690)			(72,242)
Other assets:
Cash and cash due from banks	250,743			222,954			194,171
Premises and equipment	146,266			145,320			116,944
Interest receivable and other assets	1,730,539			1,748,119			953,714
Total assets	$18,858,148			$18,264,699			$12,250,730
Liabilities and shareholders' equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$2,725,807	$1,321	0.19%	$2,682,652	$1,289	0.19%	$2,327,762	$961	0.16%
Savings deposits	4,012,299	3,985	0.39	3,881,260	3,047	0.31	2,512,620	749	0.12
Time deposits	3,007,109	7,620	1.01	2,958,436	6,246	0.85	2,186,781	4,126	0.75
Short-term borrowings	2,279,998	6,591	1.15	2,027,505	4,659	0.92	593,903	459	0.31
Long-term borrowings	426,155	1,799	1.67	474,086	1,944	1.65	494,810	458	0.37
Total interest-bearing liabilities	12,451,368	21,316	0.68	12,023,939	17,185	0.57	8,115,876	6,753	0.33
Noninterest-bearing deposits	3,643,765	—	—	3,499,686	—	—	2,456,469	—	—
Total deposits and borrowed funds	16,095,133	21,316	0.53	15,523,625	17,185	0.44	10,572,345	6,753	0.25
Interest payable and other liabilities	119,782			134,557			118,717
Shareholders’ equity	2,643,233			2,606,517			1,559,668
Total liabilities and shareholders’ equity	$18,858,148			$18,264,699			$12,250,730
Net Interest Spread (Average yield earned minus average rate paid)			3.30%			3.34%			3.49%
Net Interest Income (FTE)		$146,888			$141,117			$99,235
Net Interest Margin (Net interest income (FTE) divided by total average interest-earning assets)			3.48%			3.48%			3.58%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$146,888			$141,117			$99,235
Adjustments for taxable equivalent interest(1):
Loans		(824)			(814)			(777)
Tax-exempt investment securities		(2,436)			(2,355)			(1,649)
Total taxable equivalent interest adjustments		(3,260)			(3,169)			(2,426)
Net interest income (GAAP)		$143,628			$137,948			$96,809
Net interest margin (GAAP)		3.40%			3.41%			3.49%

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

	Nine Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)
Assets
Interest-earning Assets:
Loans(2)	$13,490,851	$425,016	4.21%	$8,098,796	$251,274	4.14%
Taxable investment securities	1,335,349	21,207	2.12	586,066	6,302	1.43
Tax-exempt investment securities	880,398	20,290	3.07	524,690	12,882	3.27
Other interest-earning assets	150,203	2,906	2.59	46,994	1,391	3.95
Interest-bearing deposits with the FRB and other banks and federal funds sold	294,967	3,052	1.38	156,640	811	0.69
Total interest-earning assets	16,151,768	472,471	3.91	9,413,186	272,660	3.87
Less: Allowance for loan losses	(81,337)			(72,525)
Other assets:
Cash and cash due from banks	234,379			166,927
Premises and equipment	145,877			109,159
Interest receivable and other assets	1,753,337			665,185
Total assets	$18,204,024			$10,281,932
Liabilities and shareholders' equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$2,768,209	$3,628	0.18%	$2,058,951	$2,011	0.13%
Savings deposits	3,912,672	8,753	0.30	2,212,732	1,614	0.10
Time deposits	2,973,070	20,043	0.90	1,799,691	10,530	0.78
Short-term borrowings	1,848,325	12,908	0.93	454,456	785	0.23
Long-term borrowings	479,344	5,968	1.66	347,925	2,389	0.92
Total interest-bearing liabilities	11,981,620	51,300	0.57	6,873,755	17,329	0.34
Noninterest-bearing deposits	3,484,125	—	—	2,115,511	—	—
Total deposits and borrowed funds	15,465,745	51,300	0.44	8,989,266	17,329	0.26
Interest payable and other liabilities	126,649			87,829
Shareholders’ equity	2,611,630			1,204,837
Total liabilities and shareholders’ equity	$18,204,024			$10,281,932
Net Interest Spread (Average yield earned minus average rate paid)			3.34%			3.53%
Net Interest Income (FTE)		$421,171			$255,331
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.48%			3.62%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$421,171			$255,331
Adjustments for taxable equivalent interest(1):
Loans		(2,446)			(2,192)
Tax-exempt investment securities		(7,052)			(4,505)
Total taxable equivalent interest adjustments		(9,498)			(6,697)
Net interest income (GAAP)		$411,673			$248,634
Net interest margin (GAAP)		3.40%			3.53%

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

Net interest income (FTE) of $146.9 million in the third quarter of 2017 was $5.8 million, or 4.1%, higher than net interest income (FTE) of $141.1 million in the second quarter of 2017. The increase in net interest income (FTE) in the third quarter of 2017, compared to the second quarter of 2017, was driven by originated loan growth, an increase in the investment securities portfolio, improvement in yields on loans,, and one additional day in the quarter. These benefits to net interest income were partially offset by the interest expense impact of increases in average deposits and short-term borrowings. The net interest margin (FTE) was 3.48% in both the third quarter of 2017 and the second quarter of 2017. The average yield on interest-earning assets increased seven basis points to 3.98% in the third quarter of 2017, from 3.91% in the second quarter of 2017, and was due to increases in the investment securities portfolio and loan growth. Interest accretion from purchase accounting discounts on acquired loans contributed 23 basis points to the Corporation's net interest margin (FTE) in the third quarter of 2017, compared to 21 basis points in the second quarter of 2017. The yield on total loans in the third quarter of 2017 of 4.31%, increased nine basis points compared to the second quarter of 2017, primarily due to higher yields on originated loans and the benefit from interest rate adjustments on variable rate loans during the third quarter of 2017. The average cost of interest-bearing liabilities increased 11 basis points to 0.68% in the third quarter of 2017, compared to 0.57% in the second quarter of 2017, primarily due to the increase in average borrowings and time deposits.
Net interest income (FTE) of $146.9 million in the third quarter of 2017 was $47.7 million or 48.0%, higher than net interest income (FTE) of $99.2 million in the third quarter of 2016, with the increase primarily attributable to loans acquired in the merger with Talmer, originated loan growth and an increase in the investment securities portfolio. The net interest margin (FTE) was 3.48% in the third quarter of 2017, compared to 3.58% in the third quarter of 2016. The average yield on interest-earning assets increased sixteen basis point to 3.98% in the third quarter of 2017 from 3.82% in the third quarter of 2016. The average yield on loans increased 19 basis points to 4.31% in the third quarter of 2017 from 4.12% in the third quarter of 2016. Interest accretion from purchase accounting discounts on acquired loans contributed 23 basis points to the Corporation's net interest margin (FTE) in the third quarter of 2017, compared to 11 basis points in the third quarter of 2016. The average cost of interest-bearing liabilities increased 35 basis points to 0.68% in the third quarter of 2017 from 0.33% in the third quarter of 2016, primarily due to an increase in short-term borrowings and deposit rates attributable to a change in funding mix, both resulting from a rise in market rates. The merger with Talmer added $4.88 billion of loans and $5.29 billion of deposits on August 31, 2016.
    Net interest income (FTE) of $421.2 million for the nine months ended September 30, 2017 was $165.8 million, or 65.0%, higher than net interest income (FTE) of $255.3 million for the nine months ended September 30, 2016, with the increase primarily attributable to originated loan growth, growth in the investment securities portfolio and the impact of the Corporation's merger with Talmer. The net interest margin (FTE) was 3.48% for the nine months ended September 30, 2017, compared to 3.62% for the nine months ended September 30, 2016. The average yield on interest-earning assets increased four basis point to 3.91% in the nine months ended September 30, 2017 from 3.87% in the nine months ended September 30, 2016, with the increase primarily attributable to an increase in loans and investment securities. Interest accretion from purchase accounting discounts on acquired loans contributed 19 basis points to the Corporation's net interest margin (FTE) in the nine months ended September 30, 2017, compared to 9 basis points in the nine months ended September 30, 2016. The average cost of interest-bearing liabilities increased 23 basis points to 0.57% in the nine months ended September 30, 2017, from 0.34% in the nine months ended September 30, 2016, primarily due to an increase in short-term borrowings and deposit rates attributable to a change in funding mix, both resulting from a rise in market rates.

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

	Three Months Ended September 30, 2017
	Compared to Three Months Ended September 30, 2017			Compared to Three Months Ended September 30, 2016
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$3,839	$3,628	$7,467	$47,866	$3,849	$51,715
Taxable investment securities/other assets	1,580	414	1,994	5,597	1,835	7,432
Tax-exempt investment securities	106	126	232	2,386	(94)	2,292
Interest-bearing deposits with the FRB and other banks	(14)	223	209	176	601	777
Total change in interest income on interest-earning assets	5,511	4,391	9,902	56,025	6,191	62,216
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	46	(14)	32	173	187	360
Savings deposits	289	649	938	1,215	2,021	3,236
Time deposits	26	1,348	1,374	1,899	1,595	3,494
Short-term borrowings	645	1,287	1,932	4,395	1,737	6,132
Long-term borrowings	(230)	85	(145)	103	1,238	1,341
Total change in interest expense on interest-bearing liabilities	776	3,355	4,131	7,785	6,778	14,563
Total Change in Net Interest Income (FTE)(2)	$4,735	$1,036	$5,771	$48,240	$(587)	$47,653

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

	Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)
Changes in Interest Income on Interest-Earning Assets:
Loans	$171,668	$2,074	$173,742
Taxable investment securities/other assets	13,049	3,371	16,420
Tax-exempt investment securities	8,255	(847)	7,408
Interest-bearing deposits with the FRB and other banks	1,541	700	2,241
Total change in interest income on interest-earning assets	194,513	5,298	199,811
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	731	886	1,617
Savings deposits	2,871	4,268	7,139
Time deposits	7,894	1,619	9,513
Short-term borrowings	9,898	2,225	12,123
Long-term borrowings	1,966	1,613	3,579
Total change in interest expense on interest-bearing liabilities	23,360	10,611	33,971
Total Change in Net Interest Income (FTE)(2)	$171,153	$(5,313)	$165,840

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

Provision for Loan Losses
The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from the Corporation experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $5.5 million in the third quarter of 2017, compared to $6.2 million in the second quarter of 2017 and $4.1 million in the third quarter of 2016. The decrease in the provision in the third quarter of 2017, compared to the second quarter of 2017, was primarily the result of a lower amount of net originated loan growth in addition to improvements in the collateral position of loans that are individually evaluated for impairment, partially offset by $0.6 million of provision recorded during the third quarter of 2017 as a result of the quarterly re-estimation of cash flows on the acquired loan portfolio. Originated loan growth was $496.5 million in the third quarter of 2017, which was partially offset by run-off in the acquired loan portfolio of $330.5 million during the same period, compared to originated loan growth of $699.9 million in the second quarter of 2017, partially offset by run-off in the acquired loan portfolio of $305.9 million during the same period. The increase in the provision in the third quarter of 2017, compared to the third quarter of 2016 was primarily the result of an increase in originated loan growth. All acquired loans were recorded at their estimated fair value at each respective acquisition date without a carryover of the related allowance and, as of September 30, 2017, the allowance recorded for this population of loans was $0.6 million, reflecting impairment recorded during the third quarter of 2017.
The Corporation experienced net loan charge-offs of $3.5 million in the third quarter of 2017, compared to $1.2 million in the second quarter of 2017 and $1.8 million in the third quarter of 2016. Net loan charge-offs as a percentage of average loans (annualized) were 0.10% in the third quarter of 2017, compared to 0.04% in the second quarter of 2017 and 0.08% in the third quarter of 2016. Net loan charge-offs in the commercial loan portfolios totaled $2.5 million in the third quarter of 2017, compared to $0.4 million in the second quarter of 2017 and $0.3 million in the third quarter of 2016. The increase in charge-offs in the third quarter of 2017 was primarily due to one commercial loan relationship. Net loan charge-offs in the consumer loan portfolios totaled $1.0 million in the third quarter of 2017, compared to $0.8 million in the second quarter of 2017 and $1.5 million in the third quarter of 2016.
The Corporation's provision of $5.5 million in the third quarter of 2017 was $2.0 million higher than third quarter of 2017 net loan charge-offs, while the provision of $6.2 million in the second quarter of 2017 was $5.0 million higher than second quarter of 2017 net loan charge-offs, and the provision of $4.1 million in the third quarter of 2016 was $2.3 million higher than third quarter of 2016 net loan charge-offs.

The Corporation's provision and net loan charge-offs were $15.8 million and $8.3 million, respectively, for the nine months ended September 30, 2017, compared to $8.6 million and $8.2 million, respectively, for the nine months ended September 30, 2016. The increase in the provision was primarily related to the impact of the increase in originated growth in the loan portfolio.

Noninterest Income
The following table presents the major components of noninterest income:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Noninterest income
Service charges and fees on deposit accounts	$9,147	$8,777	$7,665	$25,928	$19,722
Wealth management revenue	6,188	6,958	5,584	18,973	16,567
Electronic banking fees	4,370	7,482	5,533	18,669	15,237
Net gain on sale of loans and other mortgage banking revenue	5,241	9,879	4,439	24,280	7,439
Other fees for customer services	1,749	1,739	1,325	5,055	3,647
Title insurance commissions	505	513	552	1,525	1,381
Gain on sale of investment securities	1	77	16	168	53
Bank-owned life insurance	1,124	1,106	446	3,441	879
Rental income	280	139	151	578	440
Gain on sale of closed branch offices and other assets	—	—	309	—	570
Other	3,517	4,898	1,750	13,083	2,151
Total noninterest income	$32,122	$41,568	$27,770	$111,700	$68,086
Loan servicing rights change in fair value (gains) losses(1)	4,041	1,802	1,236	6,362	1,236
Noninterest income excluding loan servicing rights change in fair value(1)	$28,081	$39,766	$26,534	$105,338	$66,850
Noninterest income as a percentage of:
Net revenue (net interest income plus noninterest income)	18.3%	23.2%	22.3%	21.3%	21.5%
Average total assets	0.2	0.2	0.2	0.6	0.7
Net revenue, excluding the change in fair value of loan servicing rights(1)	16.4	22.4	21.5	20.4	21.2
Average total assets, excluding the change in fair value of loan servicing rights(1)	0.1	0.2	0.2	0.6	0.7
(1) The change in fair value in loan servicing rights is included within "Net gain on sale of loans and other mortgage banking revenue". Noninterest income, excluding change in fair value in loan servicing rights, as a percentage of net revenue and average total assets, excluding significant items, are non-GAAP financial measures. See the section entitled "Non-GAAP Financial Measures."
Noninterest income was $32.1 million in the third quarter of 2017, $41.6 million in the second quarter of 2017 and $27.8 million in the third quarter of 2016. Noninterest income in the third quarter of 2017 included a detriment to earnings of $4.0 million related to the change in fair value in loan servicing rights, compared to a $1.8 million detriment in the second quarter of 2017 and $1.2 million in the third quarter of 2016. Excluding the change in fair value of loan servicing rights, noninterest income decreased $11.7 million, or 29.4%, in the third quarter of 2017, compared to the second quarter of 2017, with the decrease primarily due to a decrease in gains on sales of loans and a decrease in electronic banking fees as a result of a reduction in interchange fees from limitations set by the Durbin amendment, which became effective for the Corporation July 1, 2017. Noninterest income, excluding the change in fair value of loan servicing rights, increased $1.5 million, or 5.8%, in the third quarter of 2017, compared to the third quarter of 2016, due primarily to an increase in service charges and fees on deposit accounts from the incremental addition of Talmer into the Corporation's operations.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $9.1 million in the third quarter of 2017, $8.8 million in the second quarter of 2017, and $7.7 million in the third quarter of 2016. Service charges and fees on deposit accounts increased $0.4 million, or 4.2%, in the third quarter of 2017, compared to the second quarter of 2017, and $1.5 million, or 19.3%, from the third quarter of 2016. The increase over the third quarter of 2016 was largely attributable to the merger with Talmer. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $6.6 million in the third quarter of 2017, compared to $6.4 million in the second quarter of 2017 and $5.7 million in the third quarter of 2016.

Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $6.2 million in the third quarter of 2017, and $7.0 million in the second quarter of 2017, and $5.6 million in the third quarter of 2016. Wealth management revenue decreased $0.7 million, or 11.1%, in the third quarter of 2017, compared to the second quarter of 2017 and increased $0.6 million, or 10.8%, compared to the third quarter of 2016. Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $1.2 million in the third quarter of 2017, compared to $1.4 million in the second quarter of 2017 and $1.1 million in the third quarter of 2016.
Electronic banking fees, which represent income earned by the Corporation from ATM transactions, debit card activity and internet banking fees were $4.4 million in the third quarter of 2017, $7.5 million in the second quarter of 2017, and $5.5 million in the third quarter of 2016. Electronic banking fees decreased $3.1 million, or 41.6%, compared to the second quarter of 2017, and decreased $1.2 million, or 21.0%, compared to the third quarter of 2016. The decrease in electronic banking fees in the third quarter of 2017, compared to both the second quarter of 2017 and the third quarter of 2016, was primarily due to a reduction in interchange fees resulting from limitations set by the Durbin amendment, which became effective for the Corporation on July 1, 2017.
Net gain on sale of loans and other mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market and other loan sales. MBR was $5.2 million in the third quarter of 2017, $9.9 million in the second quarter of 2017, and $4.4 million in the third quarter of 2016. MBR decreased $4.6 million, or 46.9%, compared to the second quarter of 2017, and increased $0.8 million, compared to the third quarter of 2016. The decrease in MBR in the third quarter of 2017, compared to the second quarter of 2017 was due primarily to the change in fair value in loan servicing rights recognized, which was a detriment of $4.0 million in the third quarter of 2017, compared to a detriment of $1.8 million in the second quarter of 2017. At September 30, 2017, the Corporation was servicing $7.14 billion of residential mortgage loans that had been originated in the Corporation's market areas and subsequently sold in the secondary market, compared to $7.37 billion at December 31, 2016.
The Corporation sells residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include the Corporation entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for the Corporation to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase and loss indemnification demands received by the Corporation are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. The Corporation maintains a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification demands, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. The Corporation records losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The Corporation's reserve for probable losses was $5.4 million at September 30, 2017, compared to $6.5 million at December 31, 2016.
All other categories of noninterest income, including other fees for customer services, title insurance commissions and other noninterest income, excluding the significant items previously discussed, totaled $7.2 million in the third quarter of 2017, $8.5 million in the second quarter of 2017 and $4.5 million in the third quarter of 2016. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. Title insurance commissions primarily consist of title insurance commissions received on title insurance policies issued for customers of Chemical Bank. The increase in all other categories of noninterest income during the third quarter of 2017, compared to the third quarter of 2016, was primarily due to incremental revenue resulting from the impact of the Talmer merger.

Noninterest income was $111.7 million for the nine months ended September 30, 2017, compared to $68.1 million for the nine months ended September 30, 2016. Noninterest income for the nine months ended September 30, 2017 included a detriment of $6.4 million related to the change in fair value in loan servicing rights and a detriment of $1.2 million for the nine months ended September 30, 2016. Excluding the change in fair value in loan servicing rights, noninterest income increased $38.5 million or 57.6%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, with the increase largely due to the incremental addition of Talmer into the Corporation's operations.

Operating Expenses
The following table presents the major categories of operating expenses:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating expense
Salaries and wages	$44,641	$44,959	$33,841	$138,126	$87,471
Employee benefits	7,980	7,642	6,724	27,344	20,111
Occupancy	6,871	8,745	5,462	23,008	15,881
Equipment and software	7,582	8,149	6,420	24,248	15,699
Outside processing and service fees	9,626	8,924	5,365	26,061	13,909
FDIC insurance premiums	2,768	2,460	1,849	6,634	4,594
Professional fees	3,489	2,567	1,472	8,024	3,528
Intangible asset amortization	1,526	1,525	1,292	4,564	3,681
Advertising and marketing	980	2,098	981	5,103	2,540
Postage and express mail	1,221	1,486	818	4,258	2,668
Training, travel and other employee expenses	1,537	1,785	1,093	4,946	2,760
Telephone	907	1,038	708	2,933	2,052
Supplies	575	773	519	2,035	1,630
Donations	515	690	345	1,723	1,335
Credit-related expenses	1,874	1,895	(371)	4,969	(1,672)
Merger expenses	2,379	465	37,470	7,011	43,118
Restructuring expenses	18,824	—	—	18,824	—
Impairment of income tax credit	3,095	—	—	3,095	—
Other	3,149	3,036	2,156	9,066	4,811
Total operating expenses	$119,539	$98,237	$106,144	$321,972	$224,116
Core operating expenses (excludes merger expenses, restructuring expenses and impairment of income tax credits (non-GAAP))(2)	$95,241	$97,772	$68,674	$293,042	$180,998

Full-time equivalent staff (at period end)	3,113	3,364	3,282	3,113	3,282
Average assets	$18,858,148	$18,264,699	$12,250,730	$18,204,024	$10,281,932
Efficiency ratio - GAAP	68.0%	54.7%	85.2%	61.5%	70.8%
Efficiency ratio - adjusted non-GAAP(2)	51.2%	52.2%	52.7%	57.0%	54.7%
Total operating expenses as a percentage of total average assets	0.6%	0.5%	0.9%	1.8%	2.2%
Total operating expenses as a percentage of total average assets - adjusted non-GAAP (1)	0.5%	0.5%	0.6%	1.6%	1.8%

(1)
Core operating expenses, which excludes merger expenses, restructuring expenses and impairment of income tax credit, and adjusted total operating expenses as a percentage of total average assets are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."

(2)
The adjusted efficiency ratio, which excludes merger expenses, restructuring expenses, the change in fair value in loan servicing rights, amortization of intangibles, impairment of federal housing tax credits, net interest income FTE adjustment, gains from sale of investment securities and closed branch locations, is a non-GAAP financial measure. Please refer to the section entitled Non-GAAP Financial Measures."

Total operating expenses were $119.5 million in the third quarter of 2017, $98.2 million in the second quarter of 2017 and $106.1 million in the third quarter of 2016. Operating expenses included aggregate merger expenses and restructuring expenses of $21.2 million and $3.1 million of impairment related to a federal housing tax credit in the third quarter of 2017, $0.5 million of merger expenses in the second quarter of 2017, and $37.5 million of merger expenses in the third quarter of 2016. Excluding merger and restructuring expenses and the impairment of the federal housing tax credit, operating expenses of $95.2 million in the third quarter of 2017 decreased $2.5 million, or 2.6%, compared to core operating expenses of $97.8 million in the second quarter of 2017. Core operating expenses, a non-GAAP financial measure that excludes merger expenses, restructuring expenses and impairment of income tax credit, increased $26.6 million, or 38.7%, in the third quarter of 2017, over core operating expenses of $68.7 million in the third quarter of 2016, due largely to incremental expenses resulting from the merger with Talmer.

Restructuring expenses were $18.8 million in the third quarter of 2017 and were incurred as a result of the Corporation's announced restructuring efforts. Restructuring expenses primarily included $13.3 million of severance and retirement related expenses and $4.9 million of occupancy expense. There were no restructuring expenses in the second quarter of 2017 or the third quarter of 2016.
Salaries and wages were $44.6 million in the third quarter of 2017, $45.0 million in the second quarter of 2017, and $33.8 million in the third quarter of 2016. Salaries and wages expense decreased $0.3 million, or 0.7%, in the third quarter of 2017, compared to the second quarter of 2017. Salaries and wages expense increased $10.8 million, or 31.9%, in the third quarter of 2017, compared to the third quarter of 2016, primarily due to incremental costs associated with the merger with Talmer.
Employee benefits expense was $8.0 million in the third quarter of 2017, $7.6 million in the second quarter of 2017, and $6.7 million in the third quarter of 2016. Employee benefits expense increased $0.3 million, or 4.4%, in the third quarter of 2017, compared to the second quarter of 2017. Employee benefits expense increased $1.3 million, or 18.7%, in the third quarter of 2017, compared to the third quarter of 2016, due primarily to incremental costs associated with the merger with Talmer.
Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 44.0% in the third quarter of 2017, 53.5% in the second quarter of 2017, and 38.2% in the third quarter of 2016.
Occupancy expense was $6.9 million in the third quarter of 2017, $8.7 million in the second quarter of 2017 and $5.5 million in the third quarter of 2016. Occupancy expense decreased $1.9 million, or 21.4%, in the third quarter of 2017, compared to the second quarter of 2017, primarily due to the August 2017 consolidation of 13 branches. Occupancy expense increased $1.4 million, or 25.8%, in the third quarter of 2017, compared to the third quarter of 2016 due primarily to incremental operating costs associated with the merger with Talmer. Occupancy expense included depreciation expense on buildings of $1.7 million in both the third quarter of 2017 and the second quarter of 2017,compared to $1.4 million in the third quarter of 2016.
Equipment and software expense was $7.6 million in the third quarter of 2017, $8.1 million in the second quarter of 2017, and $6.4 million in the third quarter of 2016. Equipment and software expense decreased $0.6 million, or 7.0%, in the third quarter of 2017, compared to the second quarter of 2017, and increased $1.2 million, or 18.1%, compared to the third quarter of 2016. The increase in the third quarter of 2017, compared to the third quarter of 2016, was primarily due to incremental operating costs associated with the merger with Talmer.
Outside processing and service fees are largely comprised of amounts paid to third-party vendors related to the outsourcing of certain day-to-day functions that are integral to the Corporation's ability to provide services to its customers, including such things as the Corporation's debit card, electronic banking and wealth management platforms. Outside processing and service fees were $9.6 million in the third quarter of 2017, $8.9 million in the second quarter of 2017 and $5.4 million in the third quarter of 2016. Outside processing and service fees increased $0.7 million, or 7.9%, in the third quarter of 2017, compared to the second quarter of 2017, and increased $4.3 million, or 79.4%, compared to the third quarter of 2016. The increase in the third quarter of 2017, compared to the third quarter of 2016 was primarily due to incremental operating costs associated with the merger with Talmer.
FDIC insurance premiums were $2.8 million in the third quarter of 2017, $2.5 million in the second quarter of 2017 and $1.8 million in the third quarter of 2016. FDIC insurance premiums increased $0.3 million, or 12.5%, in the third quarter of 2017, compared to the second quarter of 2017, and increased $0.9 million, or 49.7%, compared to the third quarter of 2016. The increase in the third quarter of 2017, compared to the third quarter of 2016, was primarily due to the additional deposits added with the merger with Talmer.
Professional fees were $3.5 million in the third quarter of 2017, $2.6 million in the second quarter of 2017 and $1.5 million in the third quarter of 2016. Professional fees increased $0.9 million, or 35.9%, in the third quarter of 2017, compared to the second quarter of 2017, and increased $2.0 million compared to the third quarter of 2016. The increase in the third quarter of 2017, compared to the third quarter of 2016, was primarily due to incremental operating costs associated with the merger with Talmer.
Credit-related expenses are comprised of other real estate ("ORE") net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were a net expense to income of $1.9 million in both the third quarter of 2017 and the second quarter of 2017, and a net benefit of $0.4 million in the third quarter of 2016. Credit-related expenses in the third quarter of 2017 increased $2.2 million, compared to the third quarter of 2016, primarily due to incremental operating costs associated with additional properties added in the merger with Talmer. The Corporation recognized net gains from the sales of ORE properties of $0.4 million in the third quarter of 2017, $1.0 million in the second quarter of 2017, and $0.8 million in the third quarter of 2016.

All other categories of operating expenses totaled $13.5 million in the third quarter of 2017, $12.4 million in the second quarter of 2017, and $7.9 million in the third quarter of 2016. All other categories of operating expenses increased $1.1 million, or 8.6%, in the third quarter of 2017, compared to the second quarter of 2017, primarily due to the $3.1 million impairment of income tax credit, more than offset by declines in other line items as a result of an increased focus on expense management, and increased $5.6 million, or 70.7%, when compared to the third quarter of 2016, due largely to incremental costs resulting from the merger with Talmer.
Operating expenses were $322.0 million for the nine months ended September 30, 2017, compared to $224.1 million for the nine months ended September 30, 2016. Operating expenses included aggregate merger expenses and restructuring expenses of $25.8 million and $3.1 million of impairment related to a federal housing tax credit for the nine months ended September 30, 2017, compared to $43.1 million of merger expenses for the nine months ended September 30, 2016. Core operating expenses, a non-GAAP financial measure that excludes merger expenses, restructuring expenses and impairment of income tax credits were $293.0 million in the nine months ended September 30, 2017, an increase of $112.0 million, or 61.9%, over core operating expenses of $181.0 million for the nine months ended September 30, 2016, due largely to incremental costs resulting from the merger with Talmer.
The Corporation's efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) plus noninterest income, was 68.0% in the third quarter of 2017, 54.7% in the second quarter of 2017, and 85.2% in the third quarter of 2016. The Corporation's efficiency ratio for the nine months ended September 30, 2017 and 2016 was 61.5% and 70.8%, respectively. The Corporation's adjusted efficiency ratio, a non-GAAP financial measure that excludes merger expenses, restructuring expenses, the change in fair value in loan servicing rights, amortization of intangibles, impairment of income tax credits, net interest income FTE adjustment, and gains from sale of investment securities and closed branch locations, was 51.2% in the third quarter of 2017, 52.2% in the second quarter of 2017, and 52.7% in the third quarter of 2016. The Corporation's adjusted efficiency ratio for the nine months ended September 30, 2017 and 2016 was 57.0% and 54.7%, respectively.
Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of core operating expenses and the adjusted efficiency ratio to the most directly comparable GAAP financial measures.

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
A reconciliation of expected income tax expense at the federal statutory income tax rate and the amounts recorded in the Consolidated Financial Statements were as follows:

	Three Months Ended						Nine Months Ended
	September 30, 2017		June 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$17,749	35.0%	$26,268	35.0%	$5,016	35.0%	$64,968	35.0%	$29,400	35.0%
Changes resulting from:
Tax-exempt interest income	(3,033)	(6.0)	(1,832)	(2.4)	(1,321)	(9.2)	(6,622)	(3.6)	(3,599)	(4.3)
State taxes, net of federal benefit	(336)	(0.7)	258	0.3	(803)	(5.6)	134	0.2	(803)	(1.0)
Change in valuation allowance	11	—	38	—	(29)	(0.2)	60	—	(29)	—
Bank-owned life insurance adjustments	(344)	(0.7)	(335)	(0.4)	(169)	(1.2)	(1,023)	(0.6)	(524)	(0.6)
Director plan change in control	—	—	—	—	(525)	(3.7)	—	—	(525)	(0.6)
Income tax credits, net	(3,941)	(7.7)	(1,102)	(1.5)	(797)	(5.6)	(5,738)	(3.1)	(2,428)	(2.9)
Nondeductible transaction expenses	328	0.6	—	—	2,100	14.7	328	0.2	2,100	2.5
Tax detriment (benefits) in excess of compensation costs on share-based payments(1)	511	1.0	(248)	(0.3)	(752)	(5.2)	(5,871)	(3.2)	(1,163)	(1.4)
Other, net	(692)	(1.3)	(11)	—	128	0.9	(690)	(0.4)	708	0.8
Income tax expense	$10,253	20.2%	$23,036	30.7%	$2,848	19.9%	$45,546	24.5%	$23,137	27.5%

(1)	Represents excess tax benefits resulting from the exercise or settlement of share-based payment transactions.
The Corporation's effective federal income tax rate was 20.2% in the third quarter of 2017, 30.7% in the second quarter of 2017, and 19.9% in the third quarter of 2016. The fluctuations in the Corporation's effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible transaction costs and other nondeductible expenses relative to pretax income and tax credits. The decrease in the Corporation's effective federal income tax rate in the third quarter of 2017, compared to the second quarter of 2017, was due to the tax benefit from federal housing tax credit placed into service during the third quarter of 2017. The income tax benefit from the tax credit placed into service was partially offset by the impairment recorded on the same tax credit included within other operating expenses. The tax rate for the third quarter of 2016 benefited from stock option exercises that occurred in the third quarter of 2016. The Corporation had no uncertain tax positions during the three months ended September 30, 2017, June 30, 2017 and September 30, 2016.
The Corporation's effective federal income tax rate was 24.5% for the nine months ended September 30, 2017 and 27.5% for the nine months ended September 30, 2016. The decrease in the Corporation's effective federal income tax rate in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to stock option exercises that occurred in the first quarter of 2017, the tax benefit received from federal housing tax credit placed into service during the third quarter of 2017, and growth in lending on real estate projects that receive either low income housing or historic tax credits. The income tax benefit from the tax credit placed into service was partially offset by the impairment recorded on the same tax credit included within other operating expenses. The Corporation had no uncertain tax positions during the nine months ended September 30, 2017 and 2016.

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
Funding liquidity risk is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The Corporation manages its funding needs by maintaining a level of liquid funds through its asset/liability management process. The Corporation's largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within the Corporation's local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $932.1 million during the nine months ended September 30, 2017. The increase in deposits for the nine months ended September 30, 2017 relates to organic growth in customer deposits of $1.03 billion, which was partially offset by decreases related to maturing brokered deposits of $93.6 million. The Corporation's loan-to-deposit ratio was 100.2% at September 30, 2017 and 100.9% at December 31, 2016. The Corporation had $364.3 million of cash deposits held at the FRB at September 30, 2017, compared to $52.1 million at December 31, 2016. At September 30, 2017, the Corporation had unpledged investment securities available-for-sale with an amortized cost of $1.1 billion and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had short-term and long-term FHLB advances outstanding of $2.2 billion at September 30, 2017. The Corporation's additional borrowing availability from the FHLB, subject to certain requirements, was $210.0 million at September 30, 2017. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At September 30, 2017, the Corporation maintained an unused borrowing capacity of $85.7 million with the FRB's discount window based upon pledged collateral as of that date. The Corporation also had the ability to borrow an additional $425.0 million of federal funds from multiple third-party financial institutions at September 30, 2017. In addition, the Corporation has a credit agreement of $145.0 million consisting of a $125.0 million term line-of-credit and a $20.0 million revolving line-of-credit. The $20.0 million revolving line-of-credit and $85.1 million of the term line of credit were available for use at September 30, 2017. It is management's opinion that the Corporation's borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB and the Corporation has a significant amount of additional assets that could be used as collateral at the FRB's discount window.
The Corporation manages its liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. The Corporation's primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the nine months ended September 30, 2017, Chemical Bank paid $145.0 million in dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $58.5 million. The earnings of Chemical Bank are the principal source of funds to pay cash dividends to the Corporation's shareholders. Chemical Bank had net income of $146.7 million during the nine months ended September 30, 2017, compared to net income of $108.0 million during all of 2016. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.

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
The Corporation's interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. The Corporation then compares the results of various simulation analyses to the constant interest rate forecast (base case). At September 30, 2017, the Corporation projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, the Corporation projected the change in net interest income of an immediate 400 basis point increase in market interest rates at September 30, 2017. The Corporation did not project a 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on the Corporation's assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors the Corporation's forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of the Corporation's interest rate sensitivity at September 30, 2017 and December 31, 2016 follows:

	Gradual Change					Immediate Change
September 30, 2017
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(4.7)%	(1.8)%	—%	(0.6)%	(2.0)%	(7.0)%
December 31, 2016
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.9)%	(0.9)%	—%	(1.4)%	(2.6)%	(6.8)%
At September 30, 2017, the Corporation's model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.6%, 2.0% and 7.0%, respectively, relative to the base case over the next twelve-month period. At September 30, 2017, the Corporation's model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.8% and 4.7%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at September 30, 2017 was considered to be unlikely given prevailing interest rate levels.

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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the nine months ended September 30, 2017 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016 151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and Chemical. The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that Chemical allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. ("KBW") served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. These two cases were consolidated as In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB, per an order entered on May 12, 2016. On October 31, 2016, the plaintiffs in this consolidated action again amended their complaint, adding additional factual allegations, adding KBW as a defendant, and asserting that KBW acted in concert with Chemical to aid and abet breaches of fiduciary duty by Talmer's directors. The Defendants all filed motions for summary disposition seeking dismissal of all claims with prejudice. The Court issued an opinion and order on those motions on May 4, 2017 and granted dismissal to Chemical, but denied the motions filed by KBW and the individual defendants. KBW and the individual defendants have filed an application seeking leave to appeal the Court's ruling to the Michigan Court of Appeals. That application was denied by the Michigan Court of Appeals on August 16, 2017. On June 8, 2017, the Defendants filed a notice with the Court that the plaintiffs had failed to timely certify a class as required by the Michigan Court Rules. Upon the filing of that notice, the City of Livonia case became an individual action brought by the two named plaintiffs, and cannot proceed as a class action. On October 19, 2017, the Defendants filed motions for summary disposition under MCR 2.116(C)(10) in the City of Livonia case, again seeking the dismissal of the case. A hearing on that motion is scheduled for December 20, 2017. Chemical, KBW and the individual defendants all believe that the claims asserted against each of them in the above-described consolidated action are without merit and intend to vigorously defend against these consolidated lawsuits.
On June 16, 2016, the same putative class plaintiff that filed the City of Livonia state court action discussed in the preceding paragraph filed a complaint in the United States District Court for the Eastern District of Michigan, styled City of Livonia Employees’ Retirement System v. Chemical Financial Corporation, et. al., Docket No. 1:16-cv-12229. The plaintiff purports to bring this action “individually and on behalf of all others similarly situated,” and requests certification as a class action. The Complaint alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer’s shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys’ and experts’ fees, and that the Court grant such other relief as it deems just and proper. Talmer, Chemical, and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit. On October 18, 2016, the Court entered a stipulated order staying this action until the Oakland County Circuit Court issues rulings on motions for summary disposition In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB. Following the Oakland County Circuit Court's denial of the Motions by KBW and the individual defendants and their ensuing application for leave to appeal that ruling, the Federal Court issued an order extending the stay of this action, and has directed the plaintiff to file a status report on or before September 29, 2017. The plaintiff filed the required status report after the deadline had passed. The Court has ordered the parties to appear for a status conference on November 8, 2017.
In response to the failure of the City of Livonia case to qualify as a class action, on July 31, 2017, the same attorneys who filed the City of Livonia action field a new lawsuit in the Oakland County, Michigan Circuit Court, based on the Talmer transaction. That case is styled Kevin Nicholl v Gary Torgow et al, Case No. 2017-160058-CB. The Nicholl case makes substantially the same claims as were brought in the City of Livonia case, and seeks certification of a shareholder class. The Nicholl case has been assigned

Table of Contents

to Judge Wendy Potts, the same judge presiding over the City of Livonia case. The Defendants have filed motions for summary disposition in the Nicholl case, seeking dismissal of the Nichol case. Argument on these motions has not yet been set.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes the Corporation's total monthly share repurchase activity for the three months ended September 30, 2017:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
July 31, 2017	11,395	$48.77	—	500,000
August 31, 2017	9,229	46.17	—	500,000
September 30, 2017	28,281	46.63	—	500,000
Total	48,905	$47.04	—

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

Item 5. Other Information
On November 3, 2017, the Corporation entered into an offer letter agreement with Robert Rathbun, Executive Vice President and Chief Operating Officer - Customer Experience of Chemical Bank, which terminates and supersedes his Employment Agreement dated August 31, 2016 (other than the covenants not to compete, which will remain in effect and be modified to six months).  Under the letter agreement, which becomes effective November 13, 2017, Mr. Rathbun will now serve as Executive Vice President, East Regional President and Director of Retail Banking.  He will also serve as a member of the Executive Leadership Committee.
Under the letter agreement, Mr. Rathbun will receive an annual base salary of $250,000, and his current outstanding stock options will become fully vested.  In addition, in the event he is terminated without Cause (as defined in the letter agreement), or he retires with one year’ notice, all of his currently outstanding unvested time restricted stock units will vest and be converted into the Corporation’s common stock, and all of his currently outstanding unvested performance restricted stock units will remain outstanding and will vest at a future date upon the achievement of the performance goals set forth therein.  For 2017, he will be eligible for a targeted annual cash incentive payment of 60% of his previous base salary and an annual equity incentive award of 70% of his previous salary.  After 2017, he will participate in the Corporation’s annual cash incentive plan and annual long term incentive plan, with target awards of 35% and 45% of his base salary, respectively, for 2018.  Mr. Rathbun will receive a one-time payment of $200,000 on January 12, 2018.  In addition, Mr. Rathbun will receive a retention bonus of $100,000, if he remains employed by Chemical Bank on October 1, 2018, or if Chemical Bank terminates his employment without Cause (as defined in the letter agreement) before October 1, 2018.  If his employment is involuntarily terminated other than for Cause (as defined in the letter agreement) or due to a Change in Control (as defined in the letter agreement), he will be eligible for six months’ severance.  The letter agreement also contemplates that the Corporation and Mr. Rathbun will enter into a separate Change in Control Agreement pursuant to which he will be eligible for a severance payment of one times his base salary, plus his average bonus over the past three years, in the event of a Change in Control (as defined in the letter agreement).
On November 3, 2017, the Corporation entered into an offer letter agreement with Thomas W. Kohn, President and Chief Executive Officer of InSite Capital, LLC, a wholly-owned subsidiary of the Corporation, and Vice Chairman of Chemical Bank.  Under the letter agreement, which becomes effective November 13, 2017, Mr. Kohn will now serve in a non-executive leadership role at Chemical Bank, as Community Bank Board Liaison, and will no longer serve as Vice Chairman of Chemical Bank.  He will also continue to serve as President and Chief Executive Officer of InSite Capital, LLC.  Mr. Kohn will receive an annual base salary of $100,000, and his equity grants will continue to vest in accordance with their terms.  For 2017, he will also be eligible for an annual cash incentive payment based on his previous salary.  In addition, Mr. Kohn will receive a retention bonus of $170,000, if he remains employed by Chemical Bank on May 1, 2018, and an additional retention bonus of $170,000, if he remains employed by Chemical Bank on February 1, 2019.  If his employment is terminated without Cause (as defined in the letter agreement), he dies, or there is a Change in Control (as defined in the letter agreement), before he receives a retention bonus payment, Chemical Bank will pay Mr. Kohn, or his estate, as applicable, a payment of $340,000.

Item 6. Exhibits
Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

3.1
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017. Here incorporated by reference.

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

10.1	Employment agreement between David T. Provost and Chemical Financial Corporation, dated August 9, 2017.

10.2	Employment agreement between Gary Torgow and Chemical Financial Corporation, dated August 9, 2017.

10.3	Employment agreement between Robert Rathbun and Chemical Bank, dated November 3, 2017.

10.4	Employment agreement between Thomas W. Kohn and Chemical Bank, dated November 3, 2017.

10.5	General Release agreement between David B. Ramaker and Chemical Financial Corporation, dated August 9, 2017.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMICAL FINANCIAL CORPORATION

Date:	November 8, 2017	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 8, 2017	By:	/s/ Dennis L. Klaeser
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

3.2	Bylaws. Previously filed as Exhibit 3.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

10.1	Employment agreement between David T. Provost and Chemical Financial Corporation, dated August 9, 2017.

10.2	Employment agreement between Gary Torgow and Chemical Financial Corporation, dated August 9, 2017.

10.3	Employment agreement between Robert Rathbun and Chemical Bank, dated November 3, 2017.

10.4	Employment agreement between Thomas W. Kohn and Chemical Bank, dated November 3, 2017.

10.5	General Release agreement between David B. Ramaker and Chemical Financial Corporation, dated August 9, 2017.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. §1350.

101.1	Interactive Data File.