Form 10-K
period 2017-12-31
CHEMICAL FINANCIAL CORP
filed 2018-02-28
CIK 19612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates of the registrant as of June 30, 2017, determined using the closing price of the registrant's common stock on June 30, 2017 of $48.41 per share, as reported on The NASDAQ Stock Market®, was $3.34 billion. The number of shares outstanding of the registrant's Common Stock, $1 par value per share, as of February 26, 2018, was 71,302,847 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Chemical Financial Corporation for the April 25, 2018 annual shareholders' meeting are incorporated by reference into Part III of this Form 10-K.

CHEMICAL FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and us. Words and phrases such as "anticipates," "believes," "continue," "estimates," "expects," "forecasts," "future," "intends," "is likely," "judgment," "look ahead," "look forward," "on schedule," "opinion," "opportunity," "plans," "potential," "predicts," "probable," "projects," "should," "strategic," "trend," "will," and variations of such words and phrases or similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements related to: our expectation to continue to pay quarterly dividends through 2018, our planned restructuring efforts, our strategic plan to develop customer relationships that will drive core deposit growth and stability, management's belief that our commercial and commercial real estate loan portfolios are generally well-secured, management's opinion that our borrowing capacity could be expanded, the impact of projected changes in net interest income assuming changes to short-term market interest rates, statements regarding our risk exposure in our primary markets, as well as statements related to the anticipated effects on results of operations and financial condition from expected developments. All statements referencing future time periods are forward-looking.

Management's determination of the provision and allowance for loan losses; the carrying value of acquired loans, goodwill and mortgage servicing rights; the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment); and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on us, specifically, are also inherently uncertain.

Forward-looking statements are based upon current beliefs and expectations and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Risk factors include, without limitation:

•	our ability to attract and retain new commercial lenders and other bankers as well as key operations staff in light of competition for experienced employees in the banking industry;

•	our ability to grow deposits while reducing the number of physical branches that we operate;

•	negative reactions to our branch closures by our customers, employees and other counterparties;

•
economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;

•	a general decline in the real estate and lending markets, particularly in our market areas, could negatively affect our financial results;

•	increased cybersecurity risk, including potential network breaches, business disruptions, or financial losses;

•	current or future restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

•	economic, governmental, or other factors may prevent the projected population, residential, and commercial growth in the markets in which we operate; and

•	operational and regulatory challenges associated with our information technology systems and policies and procedures in light of our rapid growth and pending system conversion in 2018.

In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of this Annual Report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I.
Item 1. Business.
Overview
Chemical Financial Corporation (the "Corporation"), headquartered in Midland, Michigan, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended, that was incorporated in the State of Michigan in August 1973. Our common stock is listed on the NASDAQ under the symbol "CHFC." On June 30, 1974, the Corporation acquired Chemical Bank and Trust Company pursuant to a reorganization in which the former shareholders of Chemical Bank and Trust Company became shareholders of the Corporation. Chemical Bank and Trust Company's name was changed to Chemical Bank on December 31, 2005. In this Annual Report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to Chemical Financial Corporation and Chemical Bank.
Since our acquisition of Chemical Bank and Trust Company, we have acquired 25 community banks and 36 other branch bank offices through December 31, 2017. Our most recent transactions include our merger with Talmer Bancorp, Inc. ("Talmer") during the third quarter of 2016 and the acquisitions of Lake Michigan Financial Corporation ("Lake Michigan") and Monarch Community Bancorp, Inc. ("Monarch") during the second quarter of 2015, and the acquisition of Northwestern Bancorp, Inc. ("Northwestern") during the fourth quarter of 2014. These transactions are discussed in more detail under the subheading "Mergers, Acquisitions and Branch Closings" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.
Our business is concentrated in a single industry segment, commercial banking, which is conducted through our single commercial bank subsidiary, Chemical Bank. We offer a full range of traditional banking and fiduciary products and services to residents and business customers in our geographical market areas. These products and services include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services, mortgage banking and other banking services. Chemical Bank operated through an internal organizational structure of seven regional banking units, organized by geography, as of December 31, 2017. In addition, we own, directly or indirectly, various non-bank operating and non-operating subsidiaries.
At December 31, 2017, we had consolidated total assets of $19.28 billion, total loans of $14.16 billion, total deposits of$13.64 billion and shareholders' equity of $2.67 billion. For more information about our financial condition and results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included in this Annual Report.
Our Market Area
Our principal market concentrations are in Michigan, Northeast Ohio and Northern Indiana where Chemical Bank's branches are located and the areas surrounding these communities. As of December 31, 2017, we served these markets through 212 banking offices. In addition to the banking offices, Chemical Bank operated seven loan production offices and over 245 automated teller machines, both on- and off-bank premises, as of December 31, 2017.
Lending Activities
We offer a range of lending services including both commercial and consumer loans. Our commercial loan portfolio is comprised of commercial, commercial real estate loans and real estate construction and land development loans. Our consumer loan portfolio is comprised of residential mortgage, consumer installment and home equity loans. Our customers are generally commercial businesses, professional services and retail consumers within our market areas. At December 31, 2017, total loans, net of allowance for loan losses, were $14.06 billion, representing 72.9% of our total assets.

A summary of the composition of our loan portfolio at December 31, 2017, 2016 and 2015 follows:

	December 31,
	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(Dollars in thousands)
Composition of Loans:
Commercial	$3,385,642	24%	$3,217,300	25%	$1,905,879	26%
Commercial real estate	4,500,670	32	3,973,140	30	2,112,162	29
Real estate construction and land development	574,215	4	403,772	3	232,076	3
Residential mortgage	3,252,487	23	3,086,474	24	1,429,636	20
Consumer installment	1,613,008	11	1,433,884	11	877,457	12
Home equity	829,245	6	876,209	7	713,937	10
Total composition of loans	$14,155,267	100%	$12,990,779	100%	$7,271,147	100%

Commercial Loan Portfolio
Commercial loans
We offer commercial loans and lines of credit to varying types of businesses, including for profit businesses, municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. Our commercial loan portfolio is well diversified across business lines and has no concentration in any one industry.
In our credit underwriting process, we carefully evaluate the borrower's industry, management skills, operating performance, liquidity and financial condition. We underwrite commercial loans based on a multiple of repayment sources, including operating cash flow, liquidation of collateral and guarantor support, if any. We closely monitor the operating performance, liquidity and financial condition of the borrowers through analysis of required periodic financial statements and meetings with the borrower's management. We generally secure our commercial loans with inventory, accounts receivable, equipment, personal guarantees of the owner or other sources of repayment, although we may also obtain real estate as collateral.
Commercial Real Estate Loans
Our commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans are subject to the same general risks and additionally are particularly sensitive to fluctuations in the value of real estate and typically involve larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties and vacant land loans is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan. When we make new real estate loans, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan. We generally attempt to mitigate the risks associated with commercial real estate loans by, among other things, lending primarily in our market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in our underwriting process.
Each commercial real estate borrower is evaluated on an individual basis to determine the business risks and credit profile of each borrower and we generally require that a borrower maintain specific debt service covenants. To ensure secondary sources of payment and liquidity to support a loan, we review the financial statements of the operating company and the personal financial statements of the principal owners and may require their personal guarantees.
Real Estate Construction and Land Development Loans
Our real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Our land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of our land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. We generally attempt to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in our market areas, using prudent underwriting guidelines and closely monitoring the construction process.

Consumer Loan Portfolio

Residential Mortgage

Our residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of 15 years or less, with amortization periods generally from 15 to 30 years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties.

The mortgage loans that we originate to be held by us in our portfolio have generally been priced competitively with current market rates for such loans. We currently offer a number of ARM loans with terms of up to 30 years and interest rates that adjust at scheduled intervals based on the product selected. These interest rates can adjust annually, or remain fixed for an initial period of three, five or seven years and thereafter adjust annually. The interest rates for ARM loans are generally indexed to the one-year U.S. Treasury Index or the one year LIBOR rate. The ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.
Because the majority of loans originated and retained in the residential portfolio are adjustable-rate one- to four-family mortgage loans, we limit our exposure to fluctuations in interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans. We require that adjustable-rate loans held in the loan portfolio have payments sufficient to amortize the loan over its term and the loans do not have negative principal amortization.
Consumer Installment
Our consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. We originate consumer installment loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer rates are both fixed and variable, with negotiable terms. Our consumer installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.
Home Equity Loans and Lines of Credit
Our home equity loans and lines of credit are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line-of-credit. The majority of our home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution. We also originate home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process.
Mortgage Banking Activity
Sale of Residential Real Estate Loans
We engage in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, we sell a large portion of the residential loans we originate to Fannie Mae, Freddie Mac or, to a lesser extent, private investors, while typically retaining the rights to provide loan servicing to our customers. As part of our overall asset/liability management strategic objectives, we may also originate and retain certain adjustable-rate residential loans. To reduce the interest rate risk associated with commitments made to borrowers for mortgage loans that have not yet been closed and that we intend to sell in the secondary markets, we routinely enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit our exposure to potential movements in market interest rates. We monitor our interest rate risk position daily to maintain appropriate coverage of our loan commitments made to borrowers.
We use derivative instruments to mitigate the interest rate risk associated with commitments to make mortgage loans that we intend to sell. We also enter into contracts for the future delivery of residential mortgage loans in order to economically hedge potential adverse effects of changes in interest rates. These contracts are also derivative instruments. Derivative instruments are recognized at fair value in our consolidated balance sheets as either assets or liabilities.
Loan Servicing
We service residential and commercial mortgage loans for investors under contracts where we receive a fee for performing mortgage servicing activities on mortgage loans that are not owned by us and are not included on our balance sheet. This process involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors, and property taxes and insurance premiums on behalf of borrowers.
As compensation for our mortgage servicing activities, we receive weighted average servicing fees of approximately 0.25% per year of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided, offset by applicable subservicing fees. In the event of a default by the borrower, we receive no servicing fees until the default is cured. In times when interest rates are rising or at high levels, servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in mortgage banking gains. Conversely, in times when interest rates are falling or at very low levels, servicing mortgage loans can become comparatively less profitable due to the rapid payoff of loans and the negative impact due to the change in fair value of the asset. We account for our mortgage servicing rights at fair value. The amount of mortgage servicing rights initially recorded is based on the fair value of the mortgage servicing rights determined on the date when the underlying loan is sold. Our determination of fair value and the amount we record is based on a valuation model using discounted cash-flow analysis and available market pricing. Third party valuations of the mortgage servicing rights portfolio are obtained on a regular basis and are used to determine the fair value of the servicing rights at the end of the reporting period. Estimates of fair value reflect the following variables:

•	anticipated prepayment speeds;

•	product type (i.e., conventional, government, balloon);

•	fixed or adjustable rate of interest;

•	interest rate;

•	servicing costs per loan;

•	discounted yield rate;

•	estimate of ancillary income; and

•	geographic location of the loan.

We monitor the level of our investment in mortgage servicing rights in relation to our other mortgage banking activities in order to limit our exposure to significant fluctuations in loan servicing income. Nonetheless, we remain exposed to significant potential volatility in the value of our mortgage servicing rights. Accordingly, in the future, we may sell mortgage servicing rights depending on a variety of factors, including capital sufficiency, the size of the mortgage servicing rights portfolio relative to total assets and current market conditions.
Credit Administration and Loan Review
Certain credit risks are inherent in making loans. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to policy as required, and we also track and address technical exceptions.
Wealth Management
We offer services through the Wealth Management department of Chemical Bank. These services include investment management and custodial services; trust services; financial and estate planning; and retirement planning and employee benefit programs. The Wealth Management department earns revenue largely from fees based on the market value of those assets under management, which can fluctuate as the market fluctuates. The Wealth Management department had assets under custodial and management arrangements of $5.13 billion at December 31, 2017, $4.41 billion at December 31, 2016 and $3.71 billion at December 31, 2015. The Wealth Management department also sells investment products (largely annuity products and mutual funds) through its Chemical Financial Advisors program. Customer assets within the Chemical Financial Advisors program were $1.31 billion at December 31, 2017, $1.15 billion at December 31, 2016 and $0.87 billion at December 31, 2015.
Deposit Products
We offer a full range of deposit services that are typically available from most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive with those offered in our primary market areas. In addition, we offer certain retirement account services. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our significant branch network will assist us in continuing to attract deposits from local customers in our market areas.
Employees
At December 31, 2017, we had approximately 3,000 full-time equivalent employees.
Competition
The business of banking is highly competitive. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers). In addition to competition from other commercial banks, we face significant competition from non-bank financial institutions, including savings and loan associations, credit unions, finance companies, insurance companies and investment firms. Credit unions and finance companies are particularly significant competitors in the consumer loan market. The financial services industry has become more competitive as technology advances have lowered barriers to entry, enabling more companies, including nonbank companies, to provide financial services. Technological advances may diminish the importance of depository institutions and other financial institutions. Mergers and acquisitions have also led to increased concentration in the banking industry, placing added competitive pressure on our core banking products and services as we see competitors enter some of our markets or offer similar products. We also compete for deposits with a broad range of other types of investments, including mutual funds and annuities.
The growth of our deposits can be impacted by competition from other investment products, such as mutual funds and various annuity products. These investment products are sold by a wide spectrum of organizations, such as brokerage and insurance companies, as well as by financial institutions. In response to the competition for other investment products, we, through our Chemical Financial Advisors program, offer a wide array of mutual funds, annuity products and marketable securities through an alliance with an independent, registered broker/dealer. We also compete with credit unions in most of our markets. These institutions are challenging competitors, as credit unions are exempt from federal income taxes, allowing them to potentially offer higher deposit rates.
Mergers, Acquisitions, Consolidations and Divestitures
Our current strategy for growth includes strengthening our presence in core markets, expanding into contiguous markets and broadening our product offerings, while taking into account the integration and other risks of growth. We evaluate strategic acquisition opportunities and conduct due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations and transactions may take place and future acquisitions involving cash, debt or equity securities may occur, including future acquisitions that may extend beyond contiguous markets. These generally involve payment of a premium over book value and current market price, and therefore, dilution of book value per share will likely occur with any future transaction.
For more information, see the information under the heading "Mergers, Acquisitions and Branch Closings" included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is here incorporated by reference.
Availability of Information
We file reports with the Securities and Exchange Commission (SEC). Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including the financial statements and the financial statement schedules, but not including exhibits to those reports, may be obtained without charge upon written request to Dennis L. Klaeser, Chief Financial Officer of the Corporation, at P.O. Box 569, Midland, Michigan 48640-0569 and are accessible at no cost on our website at www.chemicalbank.com in the "Investor Information" section, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Copies of exhibits may be requested at the cost of 30 cents per page from our corporate offices.
Supervision and Regulation
Chemical Financial Corporation and Chemical Bank are subject to extensive supervision and regulation under various federal and state laws and regulations. The supervisory and regulatory framework is intended primarily for the protection of depositors and the banking system as a whole, and not for the protection of shareholders and creditors.
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
A summary of significant elements of some of the laws, regulations and regulatory policies applicable to the Corporation and Chemical Bank follows below. The descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies that are described. The following discussion is not intended to be a complete list of all of the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions. These statutes, regulations and policies are continually subject to review by Congress, state legislatures and federal and state regulatory agencies. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic conditions or new federal or state legislation may have on our business and earnings in the future.
Regulatory Agencies
The Corporation is a legal entity separate and distinct from Chemical Bank. The Corporation is regulated by the Federal Reserve Board ("FRB") as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956 ("BHC Act"). The BHC Act provides for general regulation of financial holding companies by the FRB and functional regulation of banking activities by banking regulators. The Corporation is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Corporation's common stock is traded on The NASDAQ Stock Market® ("NASDAQ") under the symbol CHFC and is subject to the NASDAQ Listing Rules.
Chemical Bank is chartered by the State of Michigan and supervised, examined and regulated by the Michigan Department of Insurance and Financial Services ("DIFS"). Chemical Bank, as a member of the Federal Reserve System, is also supervised, examined and regulated by the FRB. Chemical Bank is also subject to regulation by the Consumer Financial Protection Bureau, which has responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, and Real Estate Settlement Procedures Act, and the Truth in Savings Act, among others, for institutions that have assets in excess of $10 billion. Deposits of Chemical Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent provided by law.
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
In order for the Corporation to maintain financial holding company status, both the Corporation and Chemical Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Corporation or Chemical Bank ceases to meet these requirements, the FRB may impose corrective capital and/or managerial requirements and place limitations on the Corporation's ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the FRB may require the Corporation to divest of Chemical Bank. The Corporation and Chemical Bank were both categorized as "well-capitalized" and "well-managed" as of December 31, 2017.
The BHC Act requires prior approval of the FRB for any direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company by the Corporation. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the Corporation's performance record under the Community Reinvestment Act of 1977 ("CRA"), the Corporation's adherence to banking regulations and fair lending laws and the effectiveness of the subject organizations in combating money laundering activities.
Interstate Banking and Branching
Bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed to the extent that state law would permit a bank chartered in that state to establish such a branch.
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
The Corporation and Chemical Bank are subject to regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums, which could prohibit the payment of dividends under circumstances where the payment could be deemed an unsafe and unsound banking practice. Chemical Bank is required to obtain prior approval from the FRB for the declaration and payment of dividends to the Corporation if the total of all dividends declared in any calendar year will exceed the total of (i) Chemical Bank's net income (as defined by regulation) for that year plus (ii) the retained net income (as defined by regulation) for the preceding two years. In addition, federal regulatory authorities have stated that banking organizations should generally pay dividends only out of current operating earnings. Further, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Chemical Bank declared and paid dividends to the Corporation of $165.0 million and $110.5 million in 2017 and 2016, respectively. The Corporation utilized proceeds from the dividend from Chemical Bank in 2016 to fund a portion of the cash component of the merger consideration in the Talmer transaction. The Corporation utilized a portion of the proceeds from the dividend from Chemical Bank in 2015 to pay off subordinated debentures, which were acquired as part of the Lake Michigan transaction, during the first quarter of 2016. Dividends received from Chemical Bank in the past are not necessarily indicative of amounts that may be paid or available to be paid in the future.

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
The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires, among other things, federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA sets forth the following five capital categories: "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly-undercapitalized" and "critically-undercapitalized." A depository institution's capital category will depend upon how its capital levels compare with various relevant capital measures as established by regulation, which include Tier 1 and total risk-based capital ratio measures and a leverage capital ratio measure.
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
A summary of the actual and minimum Basel III regulatory capital ratios for the Corporation and Chemical Bank as of December 31, 2017 follows:

	Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio

Actual Capital Ratios:
Chemical Financial Corporation	8.3%	10.2%	10.2%	11.0%
Chemical Bank	8.4%	10.3%	10.3%	11.0%
Minimum for capital adequacy purposes	4.0%	4.5%	6.0%	8.0%
Minimum to be well capitalized under prompt corrective action regulations	5.0%	6.5%	8.0%	10.0%
Minimum for capital adequacy, including capital conservation buffer(1)	4.0%	7.0%	8.5%	10.5%

(1)
Assumes fully phased in capital conservation buffer of 2.5%. The capital conservation buffer will be phased in beginning January1, 2016 at 0.625% and increasing by the same amount each year until fully implemented in January 2019. Failure to maintain the required capital conservation buffer may limit the Corporation's and Chemical Bank's ability to pay dividends or discretionary bonuses, among other things.

At December 31, 2017, the capital ratios of the Corporation and Chemical Bank exceeded the regulatory guidelines for institutions to be categorized as "well-capitalized." Under certain circumstances, the appropriate banking agency may treat a well- capitalized, adequately capitalized or undercapitalized institution as if the institution were in the next lower capital category. Additional information on the Corporation and Chemical Bank's capital ratios may be found under Note 20 to our Consolidated Financial Statements under Item 8 of this Annual Report.
FDIC Insurance
The FDIC formed the Deposit Insurance Fund ("DIF") in accordance with the Federal Deposit Insurance Reform Act of 2005 (Reform Act). The FDIC implemented the Reform Act to create a stronger and more stable insurance system. The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The DIF insures deposit accounts of Chemical Bank up to a maximum amount per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage permanently increased from $100,000 to $250,000 per depositor, per institution.
FDIC insured depository institutions are required to pay deposit insurance premiums based on an insured depository institution’s assessment base, calculated as its average consolidated total assets minus its average tangible equity. Chemical Bank’s current annualized premium assessments can range from $0.15 to $0.40 for each $100 of its assessment base. The rate charged depends on Chemical Bank’s performance on the FDIC’s "large and highly complex institution" risk-assessment scorecard, which includes factors such as Chemical Bank’s regulatory rating, its ability to withstand asset and funding-related stress, and the relative magnitude of potential losses to the FDIC in the event of Chemical Bank’s failure. The Corporation's FDIC DIF insurance premiums were $11.2 million in 2017, compared to $7.4 million in 2016 and $5.5 million in 2015.

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
The Dodd-Frank Act
The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the financial services industry within the United States, including establishing the federal Consumer Financial Protection Bureau ("CFPB") and requiring the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations, which became effective in January 2014, that impact consumer mortgage lending and servicing. In addition, the CFPB has issued regulations, which became effective October 1, 2015, that change the disclosure requirements and forms used under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB have and will likely result in additional costs and could change the products and/or services that are currently being offered, which could be significant and could adversely impact the Corporation's results of operations, financial condition or liquidity.
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
Stress Tests
The Dodd-Frank Act mandates company-run stress tests requirements for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. The Dodd-Frank Act Stress Test ("DFAST") require bank holding companies to assess the potential impact of three macroeconomic scenarios - baseline, adverse, and seriously adverse - on the company's consolidated losses, revenues, balance sheet (including risk-weighted assets) and capital. The rules also require each banking organization to establish and maintain a system of controls, oversight and documentation, including policies and procedures, designed to ensure that the DFAST procedures used by the banking organization are effective in meeting the requirements of the rules. Chemical will be required to submit a stress test report in 2018.
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
Although the Volcker Rule became effective on April 1, 2014, the Federal Reserve exercised its unilateral authority to extend the compliance deadline until July 21, 2017, with respect to covered funds. This period has ended and the Corporation, Chemical Bank and their affiliates and subsidiaries must be in compliance with the Volcker Rule.

Community Reinvestment Act
Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, a bank's federal regulatory agency is required to assess the CRA compliance record of any bank that has applied to: (1) obtain deposit insurance coverage for a newly chartered institution, (2) establish a new branch office that will accept deposits, (3) relocate an office, or (4) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the FRB will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application. Upon receiving notice that a subsidiary bank is rated less than "satisfactory," a financial holding company will be prohibited from additional activities that are permitted to a financial holding company and from acquiring any company engaged in such activities. Chemical Bank's CRA rating was "outstanding" as of December 31, 2017.
Loans to One Borrower
Under the Home Owners Loan Act ("HOLA"), savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the institution’s unimpaired capital and surplus (as defined by HOLA). Additional amounts may be loaned if such loans or extensions of credit are secured by readily-marketable collateral, but in no case may they be in excess of an additional 10 percent of unimpaired capital and surplus. We have established an internal lending threshold that is more conservative than the limits required by HOLA.
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

Office of Foreign Assets Control Regulation

The United States Treasury Department Office of Foreign Assets Control ("OFAC") has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. OFAC sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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

Item 1A. Risk Factors.
Our business is subject to many risks and uncertainties, including those described below. Although we seek ways to manage these risks, we ultimately cannot predict the future or control all of the risks to which we are subject. Actual results may differ materially from management's expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that adversely affect us and our business. If any of these risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. If this were to happen, the market price of the Corporation's common stock could decline significantly. More detailed information concerning these risks is contained in other sections of this Annual Report, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Risks Related to our Business

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. Collateral values are adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

Our allowance for loan losses, and fair value adjustments with respect to loans acquired in our acquisitions, may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to net income that represents management's estimate of probable losses that have been incurred within our existing loan portfolio. The level of the allowance for loan losses reflects management's continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, the value of real estate, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions and declines in real estate values affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

The application of the purchase method of accounting in our acquisitions (and any future acquisitions) will impact our allowance for loan losses. Under the purchase method of accounting, all acquired loans were recorded in our Consolidated Financial Statements at their estimated fair value at the time of acquisition and any related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans. The allowance associated with our purchased credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our general financial condition.

In addition, our regulators, as an integral part of their periodic examination, review our allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2020. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

See the sections captioned "Allowance for Loan Losses" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 - Loans in the notes to our Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, located elsewhere in this Annual Report for further discussion related to the Corporation's process for determining the appropriate level of the allowance for loan losses.

We may be adversely affected by risks associated with future acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.

We plan to growth our business both organically and through acquisitions. We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, we may engage in discussions or negotiations that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short- and long-term liquidity. Our acquisition activities could be material and could require us to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt. Acquisitions and mergers typically involve the payment of a premium over book value, and, therefore, dilution of our tangible book value and ownership interest may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations, including net income per common share.

Our acquisition activities could involve a number of additional risks, including the risks of:

•	delay in completing an acquisition or merger due to litigation or the regulatory approval process;

•
the recording of assets and liabilities of the acquired or merged company at fair value may materially dilute shareholder value at the transaction date and could have a material adverse effect on our financial condition and results of operations;

•	incurring the time and costs associated with identifying and evaluating potential acquisition or merger targets;

•	difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company into ours:

•	potential exposure to unknown or contingent liabilities of the acquired or merged company;

•	our estimates and judgments used to evaluate credit, operations, management and market risks with respect to the acquired or merged company may not be accurate;

•	our exposure to potential asset quality issues of the acquired or merged company;

•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	diversion of our management's attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	the introduction of new products and services into our business;

•	potential disruption to our business;

•	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse short-term effects on our results of operations;

•	the possible loss of key employees and customers of the acquired or merged company;

•	difficulty in estimating the value of the acquired or merged company; and

•	potential changes in banking or tax laws or regulations that may affect the acquired or merged company.

Failure to successfully address these and other issues related to acquisitions and mergers could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy.
Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Our future acquisitions, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition, results of operations and prospects. Sanctions that the regulators have imposed on banks that have not complied with all requirements have been especially severe. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Litigation filed against Talmer, its board of directors and the Corporation could result in the payment of damages.

In connection with the Talmer merger transaction, purported Talmer stockholders have filed putative class action lawsuits against Talmer, its board of directors and the Corporation. These lawsuits could result in substantial costs to us, including any costs associated with indemnification. The defense or settlement of the lawsuits may adversely affect our business, financial condition, results of operations, cash flows and market price.

Because our total assets exceed $10 billion, we are subject to additional regulation, increased supervision and increased costs.

The Dodd-Frank Act imposes additional regulatory requirements on financial institutions with $10 billion or more in total assets, such as us. We crossed $10 billion in total assets as a result of our merger with Talmer in August 2016, and we had $19.28 billion in total assets as of December 31, 2017. As a result, we are now subject to the following additional requirements:

•	supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws;

•	regulatory stress testing requirements, whereby we are required to conduct an annual stress test (using assumptions for baseline, adverse and severely adverse scenarios);

•
a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act;

•	heightened compliance standards under the Volcker Rule; and

•	enhanced supervision as a larger financial institution.

In addition, under the Durbin Amendment to the Dodd-Frank Act, institutions with $10 billion or more in assets are subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions. The maximum permissible interchange fee for electronic debit transactions is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, an issuer may charge up to one cent on each transaction as a fraud prevention adjustment if the issuer meets certain fraud prevention standards.

The imposition of these regulatory requirements and increased supervision may require additional commitment of financial resources to regulatory compliance and may increase our cost of operations. Further, the results of the stress testing process may lead us to retain additional capital or alter the mix of its capital components.

Our core banking system conversion process could expose us to operating and financial risks.
We are currently in the process of converting our core banking system. Although we do not anticipate any material complications associated with this conversion process, we can give no assurances that the new core banking system will be operational within the timeline currently contemplated or that the additional expenses allocated to implement the new system will be sufficient. Since the core banking system is integral to our operations, any delays or increased costs beyond those budgeted could adversely impact our operations and profitability. Even if implemented within the scheduled timeline and within the expected budget, the change to our core banking system could expose us to new risks associated with new systems and new vendors. Further, potential problems with new systems could involve regulatory compliance risk, potentially resulting in higher operating costs or limitations on our operating activities.

We may face increased pressure from purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We sell fixed rate long-term residential mortgage loans we originate in the secondary market. Purchasers of residential mortgage loans, such as government sponsored entities, require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, we may face increased pressure from purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected.

We hold general obligation municipal bonds in our investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

We held general obligation municipal bonds totaling $782.1 million at December 31, 2017, which were issued by many different municipalities with no significant concentration in any single municipality. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund our various obligations and jeopardize our business, financial condition and results of operations.

Liquidity risk is the possibility that we will not be able to meet our obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and earnings retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly as we have historically. If customers move money out of bank deposits into other investments, we could lose a relatively low cost source of funds. This loss would require us to seek other funding alternatives, including wholesale funding, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. If we are unable to maintain adequate liquidity, then our business, financial condition and results of operations would be negatively affected.

General economic conditions, and in particular conditions in our core markets in Michigan, Ohio and Indiana, affect our business.

Our business is affected by general economic conditions in the United States, although most directly within our core markets in Michigan, Ohio and Indiana. Our success depends primarily on the general economic conditions in the States of Michigan, Ohio and Indiana and the specific local markets in which we operate. The economic conditions in these local markets have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant majority of our loans are to individuals and businesses in Michigan. Consequently, any prolonged decline in Michigan's economy could have a materially adverse effect on our financial condition and results of operations. While economic conditions have improved since the end of the economic recession, a return of recessionary conditions could impact the United States and our local markets which, in turn, could have a material adverse effect on our financial condition and results of operations.

The impacts of recent tax reform are not yet fully known, and these and other tax regulations could be subject to potential legislative, administrative or judicial changes or interpretations.

The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, has had, and is expected to continue to have, far-reaching and significant effects on us, our customers and the U.S. economy. The act lowered the corporate federal statutory tax rate and eliminated or limited certain federal corporate deductions. While it is too early to evaluate all of the potential consequences of the act, such consequences could include lower commercial customer borrowings, either due to the increase in cash flows as a result of the reduction in the corporate statutory tax rate or the utilization by businesses in certain sectors of alternative non-debt financing and/or early retirement of existing debt. Further, there can be no assurance that any benefits realized as a result of the reduction in the corporate federal statutory tax rate will ultimately result in increased net income, whether due to decreased loan yields as a result of competition or other factors. Uncertainty also exists related to state and other taxing jurisdictions' response to federal tax reform, which we will continue to monitor and evaluate. Federal income tax treatment of corporations may be further clarified and modified by other legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect our business, financial condition and results of operations.

If we do not adjust to changes in the financial services industry, our financial performance may suffer.

The Corporation's ability to maintain its financial performance and return on investment to shareholders will depend largely on its ability to continue to grow its loan portfolio and also, in part, on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing and/or new customers. In addition to other banks, competitors include savings and loan associations, credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the states in which the Corporation does business, regulation, and changes in technology and product delivery systems. New competitors may emerge to increase the degree of competition for the Corporation's customers and services. Financial services and products are also constantly changing. The Corporation's financial performance will also depend, in part, upon customer demand for its products and services and its ability to develop and offer competitive financial products and service.

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

Changes in interest rates could reduce our net income and cash flow.

Our net income and cash flow depends, to a great extent, on the difference between the interest we earn on loans and securities and the interest we pay on deposits and other borrowings. Market interest rates are beyond our control, and they fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies and competition. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits, the interest received on loans and securities and the interest paid on deposits and other borrowings. Any significant adverse effects of changes in interest rates on the our results of operations, or any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. See the sections captioned "Net Interest Income" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and "Market Risk" in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, located elsewhere in this Annual Report, for further discussion related to our management of interest rate risk.

We may be required to pay additional deposit insurance premiums to the FDIC, which could negatively impact earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as Chemical Bank, up to $250,000 per account. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. Depending upon the magnitude of future losses that the FDIC deposit insurance fund suffers, there can be no assurance that there will not be additional premium increases or assessments in order to replenish the fund. The FDIC may need to set a higher base rate schedule based on future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected or special assessments could have an adverse impact on our financial condition and results of operations.

Our evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact our financial condition and results of operations.

Our evaluation of impairments in our investment securities portfolio involved a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of such investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's net income, projected net income and financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and/or value of the underlying asset and also assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, our management considers a wide range of factors about the security issuer and uses judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been less than cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our intent and ability to retain the investment for a period of time sufficient to allow for the recovery of its value; (vii) unfavorable changes in forecasted cash flows on residential mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our financial condition and results of operations.

We may be required to recognize an impairment of our goodwill or core deposit intangible assets, or to establish a valuation allowance against our deferred income tax assets, which could have a material adverse effect on our financial condition and results of operations.

Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Substantially all of our goodwill at December 31, 2017 was recorded on the books of Chemical Bank. The fair value of Chemical Bank is impacted by the performance of its business and other factors. Core deposit intangible (CDI) assets represent the estimated value of stable customer deposits, excluding time deposits, acquired in business combinations, that provide a source of funds that are below market interest rates. We amortize our CDI assets over the estimated period the corresponding customer deposits are expect to exist. We test our CDI assets periodically for impairment. If we experience higher than expected deposit run-off, our CDI assets could be impaired. If we determined that our goodwill or CDI assets have been impaired, we must recognize a write-down by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on our financial condition and results of operations. At December 31, 2017, we had $1.13 billion of goodwill, representing 42.5% of shareholders' equity. We had $34.3 million of CDI assets at December 31, 2017.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include our performance, including the ability to generate taxable net income. If, based on available information, it is more-likely-than-not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2017, we carried a valuation allowance against our deferred tax assets of $1.2 million. Charges to establish a valuation allowance with respect to our deferred tax assets could have a material adverse effect on the financial condition and results of operations.

We may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.
We are regularly involved in a variety of litigation arising out of the normal course of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation or cause us to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
We are subject to the Community Reinvestment Act and federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act, the Equal Credit Opportunity Act and the Fair Housing Act impose nondiscriminatory lending requirements on financial institutions. The Federal Reserve, the CFPB, the Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We are exposed to risk of environmental liabilities with respect to real properties that we may acquire.

In the course of our business, we may acquire, through foreclosure, properties securing loans we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of the affected properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. If we were to become subject to significant environmental liabilities or costs, our business, results of operations and financial condition could be materially and adversely affected.

We depend on the accuracy and completeness of information about our customers and counterparties.
In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan portfolio on an ongoing basis, we rely on information provided to us by or on behalf of our customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers and counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than us. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, and securities brokerage and investment banking firms, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. As customers preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Because of this rapidly changing technology, our future success will depend in part on our ability to address our customers’ needs by using technology.

We compete with these institutions both in attracting deposits and assets under management, and in making new loans. We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions operating in our markets that have significantly greater resources than us and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and investment management clients, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in lower net interest margin and reduced profitability. In addition, many of our competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	our ability to develop, maintain and build long-term customer relationships based on quality service, high ethical standards and safe, sound assets;

•	our ability to expand our market position;

•
our ability to keep up-to-date with technological advancements in both delivering new products and maintaining existing products, while continuing to invest in cybersecurity and control operating costs;

•	the scope, relevance and pricing of products and services we offer to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability and have a material adverse effect on our financial condition and results of operations.

We depend on our executive officers and other key employees to continue the implementation of our long-term business strategy, and we could be harmed by the unexpected loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. We may not be successful in retaining our key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our of key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

The banking industry is heavily regulated and that regulation, together with any future legislation or regulatory changes, could limit or restrict our activities and adversely affect our operations or financial results.

We operate in an extensively regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business.

Since the recession ended, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. The burden of regulatory compliance has increased under the Dodd-Frank Act and has increased our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

Our business needs and future growth may require us to raise additional capital, but that capital may not be available or may be dilutive.

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations. We may need to raise additional capital, in the form of debt or equity, in the future to have sufficient capital resources to meet our commitments and to fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. In addition, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all. Any occurrence that limits our access to capital, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Any inability to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations and could be dilutive to both tangible book value and our share price.

In addition, an inability to raise capital when needed may subject us to increased regulatory supervision and the imposition of restrictions on our growth and business. These restrictions could negatively affect our ability to operate or further expand our operations through loan growth, acquisitions or the establishment of additional branches. These restrictions may also result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition, results of operations and our share price.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan. We can give no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A significant failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks and third party providers. Under various federal and state laws, we are responsible for safeguarding such information. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (1) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (2) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (3) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.

In particular, information pertaining to us and our customers is maintained, and transactions are executed, on the networks and systems of us, our customers and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our clients’ confidence. While we have not experienced any material breaches of information security, such breaches may occur through intentional or unintentional acts by those having access or gaining access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. We cannot be certain that the security measures we or processors have in place to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach our systems or those of processors. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, a breach of our systems, or those of processors, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability-any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on information technology and telecommunications systems of third-party servicers, and systems failures, interruptions or breaches of security involving these systems could have an adverse effect on our operations, financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers accounting systems and mobile and online banking platforms. We outsource some of our major systems, such as payment processing systems, and online banking platforms. To revise based on outsourced systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition or results of operations.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above or herein, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. Although we review business continuity and backup plans for our vendors and take other safeguards to support our operations, such plans or safeguards may be inadequate.

As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

Additionally, regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems, devices, or software that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

We rely on quantitative models to manage certain accounting, risk management and capital planning functions.

We use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, risk management and for capital planning purposes. Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.

All models have certain limitations. Reliance on models presents the risk that our business decisions based on information incorporated from models will be adversely affected due to incorrect, missing or misleading information. In addition, our models may not capture or fully express the risks we face, may suggest that we have sufficient capitalization when we do not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses. Also, information that we provide to the public or regulators based on poorly designed models could be inaccurate or misleading.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. Some of our decisions that the regulators evaluate, including distributions to our shareholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient. Accordingly, the failure or inadequacy of a model may result in increased regulatory scrutiny on us or may result in an enforcement action or proceeding against us by one of our regulators.

Our ability to maintain our reputation is critical to the success of our business, including our ability to attract and retain customer relationships, and failure to do so may materially adversely affect our performance.

The reputation of Chemical Bank is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide financial services. Such damage could also impair the confidence of our investors, counterparties and business partners, and ultimately affect our ability to effect transactions or maintain or hire qualified management and personnel. Maintenance of our reputation depends not only on our success in controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action, which would adversely affect our business, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Investments in our common stock involve risk.

The market price of our common stock may fluctuate significantly in response to a number of factors, including, among other things:

•	Variations in quarterly or annual results of operations

•	Changes in dividends paid per share

•	Deterioration in asset quality, including declining real estate values

•	Changes in interest rates

•	Changes in tax laws

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by, or involving, the Corporation or its competitors

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions

•	Regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated

•	New regulations that limit or significantly change the Corporation's ability to continue to offer existing banking products

•	Volatility of stock market prices and volumes

•	Issuance of additional shares of common stock or other debt or equity securities of the Corporation

•	Changes in market valuations of similar companies

•	Uncertainties, disruptions and fluctuations in the credit and financial markets, either nationally or globally

•	Changes in securities analysts' estimates of financial performance or recommendations

•	New litigation or contingencies or changes in existing litigation or contingencies

•	New technology used, or services offered, by competitors

•	Breaches in information security systems of the Corporation and/or its customers and competitors

•	Changes in accounting policies or procedures required by standard setting or other regulatory agencies

•	New developments in the financial services industry

•	News reports relating to trends, concerns and other issues in the financial services industry

•	Perceptions in the marketplace regarding the financial services industry, the Corporation and/or its competitors

•	Rumors or erroneous information

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts

We may issue debt and equity securities that are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt securities and preferred stock would receive a distribution of our available assets before distributions to the holders of our common stock. Our decision to incur debt and issue securities in future offerings may depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings and debt financings, if any. Future offerings could reduce the value of shares of our common stock and dilute a shareholder's interest in the Corporation.

The Corporation relies on dividends from Chemical Bank for most of its revenue.

The Corporation is a separate and distinct legal entity from Chemical Bank. It receives substantially all of its revenue from dividends from Chemical Bank. These dividends are the principal source of funds to pay cash dividends on the Corporation's common stock. Various federal and/or state laws and regulations limit the amount of dividends that Chemical Bank may pay to the Corporation. In the event Chemical Bank is unable to pay dividends to the Corporation, the Corporation may not be able to pay cash dividends on its common stock. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting Chemical Bank. See the section captioned "Supervision and Regulation" in Item 1. Business and Note 20 - Regulatory Capital and Reserve Requirements in the notes to our Consolidated

Financial Statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this Annual Report.

Shares of our common stock are not insured deposits.

Shares of our common stock are not bank deposits and are not insured or guaranteed by the FDIC or any other governmental agency, and are subject to investment risk, including the possible loss of principal.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 235 E. Main Street in downtown Midland, Michigan, in an office building that is owned by us. The main branch office of Chemical Bank is located at 333 E. Main Street in downtown Midland, Michigan, in an office building that we own.
We conduct business through 212 banking offices and seven loan production offices as of December 31, 2017. We have 186 banking offices located in Michigan, 24 banking offices located in Ohio and two banking offices located in Indiana through which we operate. Of our 212 banking offices, 40 are leased properties. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.
We consider our properties to be suitable and adequate for operating our banking business.
Item 3. Legal Proceedings.
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer. The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016-151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and the Corporation (collectively, the "Defendants"). The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that the Corporation allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. ("KBW") served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. These two cases were consolidated as In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB, per an order entered on May 12, 2016. On October 31, 2016, the plaintiffs in this consolidated action again amended their complaint, adding additional factual allegations, adding KBW as a defendant, and asserting that KBW acted in concert with the Corporation to aid and abet breaches of fiduciary duty by Talmer's directors. The Defendants all filed motions for summary disposition seeking dismissal of all claims with prejudice. The Court issued an opinion and order on those motions on May 4, 2017 and granted dismissal to the Corporation, but denied the motions filed by KBW and the individual defendants. KBW and the individual defendants filed an application seeking leave to appeal the Court's ruling to the Michigan Court of Appeals. That application was denied by the Michigan Court of Appeals on August 16, 2017. On June 8, 2017, the Defendants filed a notice with the Court that the plaintiffs had failed to timely certify a class as required by the Michigan Court Rules. Upon the filing of that notice, the City of Livonia case became an individual action brought by the two named plaintiffs, and cannot proceed as a class action. On October 19, 2017, the Defendants filed motions for summary disposition under MCR 2.116(C) (10) in the City of Livonia case, again seeking the dismissal of the case. A hearing on those motions is scheduled for April 11, 2018. KBW and the individual defendants all believe that the claims asserted against each of them in the above-described consolidated action are without merit and intend to vigorously defend against these consolidated lawsuits.
On June 16, 2016, the same putative class plaintiff that filed the City of Livonia state court action discussed in the preceding paragraph filed a complaint in the United States District Court for the Eastern District of Michigan , styled City of Livonia Employees’

Retirement System v. Chemical Financial Corporation, et. al., Docket No. 1:16-cv-12229. The plaintiff purports to bring this action "individually and on behalf of all others similarly situated," and requests certification as a class action. The Complaint alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer’s shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys’ and experts’ fees, and that the Court grant such other relief as it deems just and proper. Talmer, the Corporation, and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit. On October 18, 2016, the Federal Court entered a stipulated order staying this action until the Oakland County Circuit Court issues rulings on motions for summary disposition In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB. Following the Oakland County Circuit Court's denial of the Motions by KBW and the individual defendants and their ensuing application for leave to appeal that ruling, the Federal Court issued an order extending the stay of this action. On November 13, 2017, the Federal Court issued an Order Directing Plaintiff To Show Cause Why The Stay Should Not Be Lifted. On January 8, 2018, the plaintiff filed a reply to the show cause order, and asked that the stay be continued. The Defendants oppose continuation of the stay, and filed a reply to that effect on January 22, 2018. Further action by the Court is awaited.
In response to the failure of the City of Livonia case to qualify as a class action, on July 31, 2017, the same attorneys who filed the City of Livonia action field a new lawsuit in the Oakland County, Michigan Circuit Court, based on the Talmer transaction. That case is styled Kevin Nicholl v Gary Torgow et al, Case No. 2017-160058-CB. The Nicholl case makes substantially the same claims as were brought in the City of Livonia case, and seeks certification of a shareholder class. The Nicholl case has been assigned to Judge Wendy Potts, the same judge presiding over the City of Livonia case. On November 22, 2017, the plaintiff filed a First Amended Complaint purporting to add the City of Livonia Employees’ Retirement System and Regina Gertel Lee as additional named plaintiffs in the case. The Defendants have filed motions for summary disposition in the Nicholl case, seeking dismissal of the Nicholl case. Argument on these motions will be heard on April 11, 2018, which is the same date the summary disposition motions of the Defendants will be argued in the City of Livonia case.
On January 3, 2018, the plaintiffs in the City of Livonia case filed a Motion For Voluntary Dismissal Without Prejudice. Defendants filed an opposition to that motion. The Court has set hearing on the plaintiff’s motion for April 11, 2018.
In addition, we are subject to certain legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on our Consolidated Financial Condition or Results of Operations.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on The NASDAQ Stock Market® under the symbol CHFC. As of December 31, 2017, there were approximately 71.2 million shares of our common stock issued and outstanding, held by approximately 4,797 shareholders of record. The table below sets forth the range of high and low sales prices for transactions reported on The NASDAQ Stock Market® for our common stock for the periods indicated.

	2017		2016
	High	Low	High	Low
First quarter	$54.98	$47.52	$36.45	$29.40
Second quarter	51.52	44.22	40.14	34.29
Third quarter	53.17	43.61	47.62	35.73
Fourth quarter	58.17	50.39	55.55	40.93
The earnings of Chemical Bank are the principal source of funds to pay cash dividends to our shareholders. Accordingly, cash dividends are dependent upon the earnings, capital needs, regulatory constraints, and other factors affecting Chemical Bank. See Note 20 to our Consolidated Financial Statements in Item 8 of this Annual Report for a discussion of such limitations. We have paid regular cash dividends every quarter since we began operation as a bank holding company in 1973. Based on our financial condition at December 31, 2017, management expects to continue to pay quarterly cash dividends on our common shares in 2018. However, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition, and may require regulatory approval. On January 23, 2018, we declared a first quarter 2018 cash dividend of $0.28 per share, payable on March 16, 2018.
The following table summarizes the quarterly cash dividends paid to shareholders over the past five years.

	Years Ended December 31,
	2017	2016	2015	2014	2013
First quarter	$0.27	$0.26	$0.24	$0.23	$0.21
Second quarter	0.27	0.26	0.24	0.23	0.21
Third quarter	0.28	0.27	0.26	0.24	0.22
Fourth quarter	0.28	0.27	0.26	0.24	0.23
Total	$1.10	$1.06	$1.00	$0.94	$0.87

Shareholder Return
The following line graph compares our cumulative total shareholder return on our common stock over the last five years, assuming the reinvestment of dividends, to the Standard and Poor's (S&P) 500 Stock Index and the KBW Nasdaq Regional Banking Index (Ticker: KRX). Both of these indices are based upon total return (including reinvestment of dividends) and are market-capitalization-weighted indices. The S&P 500 Stock Index is a broad equity market index published by S&P. The KBW Nasdaq Regional Banking Index is published by Keefe, Bruyette & Woods, Inc. (KBW), an investment banking firm that specializes in the banking industry. The KBW Nasdaq Regional Banking Index is composed of 50 small and mid-cap U.S. regional banks or thrifts that are publicly traded. The line graph assumes $100 was invested on December 31, 2012.
The dollar values for total shareholder return plotted in the above graph are shown below:

	December 31,
	2012	2013	2014	2015	2016	2017
Chemical Financial Corporation	$100.00	$137.66	$137.55	$158.74	$257.24	$259.57
KBW NASDAQ Regional Banking Index	100.00	146.85	150.41	159.31	221.46	225.34
S&P 500 Stock Index	100.00	132.39	150.51	152.59	170.84	208.14

Equity Compensation Plans
Information about our equity compensation plans as of December 31, 2017 is set forth in Part III, Item 12 of this Annual Report, and is here incorporated by reference.
Purchases of Equity Securities
The following schedule summarizes total monthly share repurchase activity for the fourth quarter of 2017:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2017 to October 31, 2017	11,687	$53.26	—	500,000
November 1, 2017 to November 30, 2017	30,630	55.92	—	500,000
December 1, 2017 to December 31, 2017	6,602	56.04	—	500,000
Total	48,919	$55.30	—

(1)
Represents shares delivered or attested in satisfaction of the exercise price and/or tax withholding obligations by employees who received shares of our common stock in 2017 under our share-based compensation plans, as these plans permit employees to use our stock to satisfy such obligations based on the market value of our stock on the date of vesting or date of exercise, as applicable.

Item 6. Selected Financial Data.
The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 from our audited Consolidated Financial Statements. You should read this information together with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and the related notes thereto, which are included elsewhere in this Annual Report. As noted in the following table, we have included certain non-GAAP financial measures, which should be read in conjunction with the section entitled “Non-GAAP Financial Measures” and the accompanying table entitled “Reconciliation of Non-GAAP Operating Results,” for reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure. The financial information includes the impact of our merger with Talmer on August 31, 2016, our acquisitions of Lake Michigan on May 31, 2015, Monarch on April 1, 2015 and Northwestern on October 31, 2014. See Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report for additional information regarding our acquisitions. Our historical results shown in the following table and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Summary of Operations
Interest income	$632,135	$410,379	$291,789	$227,261	$214,061
Interest expense	74,557	29,298	17,781	14,710	17,414
Net interest income	557,578	381,081	274,008	212,551	196,647
Provision for loan losses	23,300	14,875	6,500	6,100	11,000
Net interest income after provision for loan losses	534,278	366,206	267,508	206,451	185,647
Noninterest income	144,019	122,350	80,216	63,095	60,409
Operating expenses, core (non-GAAP)(1)(2)	384,340	277,284	216,090	173,537	164,948
Merger and restructuring expenses	28,402	61,134	7,804	6,388	—
Impairment of income tax credits	9,252	—	—	—	—
Income before income taxes	256,303	150,138	123,830	89,621	81,108
Income tax expense	106,780	42,106	37,000	27,500	24,300
Net income	$149,523	$108,032	$86,830	$62,121	$56,808
Significant items, net of tax(non-GAAP)(1)(3)	70,033	35,695	5,484	4,555	—
Net income, excluding significant items(non-GAAP)(1)(3)	$219,556	$143,727	$92,314	$66,676	$56,808
Per Common Share Data
Net Income
Basic	$2.11	$2.21	$2.41	$1.98	$2.02
Diluted	2.08	2.17	2.39	1.97	2.00
Diluted, excluding significant items (non-GAAP)(1)(3)	3.06	2.88	2.54	2.11	2.00
Cash dividends declared and paid	1.10	1.06	1.00	0.94	0.87
Book value at end of period	37.48	36.57	26.62	24.32	23.38
Tangible book value per share (non-GAAP)(1)	21.21	20.20	18.73	18.57	19.17
Market value at end of period	53.47	54.17	34.27	30.64	31.67
Common shares outstanding (in thousands)	71,207	70,599	38,168	32,774	29,790
Average diluted common shares (in thousands)	71,513	49,603	36,353	31,588	28,352

(1)
Denotes a non-GAAP Financial Measure. Please refer to section entitled "Non-GAAP Financial Measures" included within this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measure.

(2)	Excludes merger expenses, restructuring expenses and impairment of income tax credits.

(3)
For 2017, "significant items" are defined to include the fourth quarter of 2017 charge to income tax expense resulting from the revaluation of our net deferred tax assets completed following the signing of the Tax Cuts and Jobs Act in December 2017, merger expenses, restructuring expenses and fourth quarter of 2017 losses on sales of investment securities as part of our treasury and tax management objectives. For years prior to 2017, "significant items" are defined to include merger expenses and gain on sales of branch offices.

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Balance Sheet Data
Total assets	$19,280,873	$17,355,179	$9,188,797	$7,322,143	$6,184,708
Investment securities	2,640,639	1,858,391	1,063,702	1,065,277	958,475
Total loans	14,155,267	12,990,779	7,271,147	5,688,230	4,647,621
Total deposits	13,642,803	12,873,122	7,456,767	6,078,971	5,122,385
Total liabilities	16,612,124	14,773,653	8,172,823	6,525,010	5,488,208
Total shareholders' equity	2,668,749	2,581,526	1,015,974	797,133	696,500
Tangible shareholders' equity (non-GAAP)(1)	1,510,011	1,425,998	714,901	606,419	571,947
Balance Sheet Averages
Total assets	$18,465,156	$12,037,155	$8,481,228	$6,473,144	$5,964,592
Total earning assets	16,400,425	10,856,795	7,851,134	6,095,064	5,628,969
Total loans	13,607,683	9,304,573	6,583,846	4,976,563	4,355,152
Total deposits	13,255,366	9,397,562	6,958,667	5,339,422	4,964,082
Total interest-bearing liabilities	12,142,292	7,821,366	5,704,205	4,349,977	4,181,921
Total shareholders' equity	2,627,862	1,546,721	919,328	754,211	626,555
Performance Ratios
Net interest margin	3.40%	3.51%	3.49%	3.49%	3.49%
Net interest margin(fully taxable equivalent)(Non-GAAP)(1)(2)	3.48%	3.60%	3.58%	3.59%	3.59%
Return on average assets	0.81%	0.90%	1.02%	0.96%	0.95%
Return on average shareholders' equity	5.7%	7.0%	9.4%	8.2%	9.1%
Return on average tangible shareholders' equity (Non-GAAP)(1)	10.2%	11.2%	12.9%	10.4%	11.4%
Average shareholders' equity as a percent of average assets	14.2%	12.8%	10.8%	11.7%	10.5%
Efficiency ratio (GAAP)	60.1%	67.2%	63.2%	65.3%	64.2%
Efficiency ratio adjusted (non-GAAP)(1)	51.9%	54.4%	58.7%	60.9%	62.4%
Dividend payout ratio	52.9%	48.8%	41.8%	47.7%	43.5%
Consolidated Capital Ratios
Shareholders' equity as a percentage of total assets	13.8%	14.9%	11.1%	10.9%	11.3%
Tangible shareholders' equity as a percentage of tangible assets (non-GAAP)(1)	8.3%	8.8%	8.0%	8.5%	9.4%
Common equity tier 1 capital(3)	10.2%	10.7%	10.6%	N/A	N/A
Tier 1 leverage ratio(3)	8.3%	9.0%	8.6%	9.3%	9.9%
Tier 1 risk-based capital ratio(3)	10.2%	10.7%	10.7%	11.1%	12.7%
Total risk-based capital ratio(3)	11.0%	11.5%	11.8%	12.4%	14.0%
Asset Quality
Net loan charge-offs	$9,681	$9,935	$8,855	$9,489	$16,419
Net loan charge-offs as a percentage of average loans	0.07%	0.11%	0.13%	0.19%	0.38%
Year end balances:
Allowance for loan losses — originated loans	$91,887	$78,268	$73,328	$75,183	$78,572
Allowance for loan losses — acquired loans	—	—	—	500	500
Total nonaccrual loans	63,095	44,334	62,225	50,644	61,897
Total nonperforming assets	71,902	61,521	72,160	64,849	71,673
Year end ratios:
Allowance for loan losses as a percentage of total originated loans	0.94%	1.05%	1.26%	1.51%	1.81%
Allowance for loan losses as a percentage of nonaccrual loans	145.6%	176.5%	117.8%	148.5%	126.9%
Nonaccrual loans as a percentage of total loans	0.45%	0.34%	0.86%	0.89%	1.33%
Nonperforming assets as a percentage of total assets	0.37%	0.35%	0.79%	0.89%	1.16%

(1)
Denotes a non-GAAP Financial Measure. Please refer to section entitled "Non-GAAP Financial Measures" included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation to the most directly comparable GAAP financial measure.

(2)	Presented on a tax equivalent basis using a 35% tax rate for all periods presented.

(3)	The years ended December 31, 2017, 2016 and 2015 are under Basel III transitional and the years ended December 31, 2014 and 2013 are under Basel I.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion describes our results of operations for the years ended December 31, 2017, 2016 and 2015 and also analyzes our financial condition as of December 31, 2017, as compared to December 31, 2016. This discussion should be read in conjunction with the "Selected Financial Data" and our audited Consolidated Financial Statements and accompanying footnotes thereto included elsewhere in this Annual Report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see "Forward-Looking Statements" of this Annual Report.
Business Overview
Chemical Financial Corporation is a financial holding company headquartered in Midland, Michigan with its business concentrated in a single industry segment - commercial banking. We, through our wholly-owned subsidiary bank, Chemical Bank (the "Bank"), offer a full range of traditional banking and fiduciary products and services. These products and services include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services, mortgage banking and other banking services.
The principal markets for our products and services are communities in Michigan, Northeast Ohio and Northern Indiana where our bank branches are located and the areas surrounding these communities. As of December 31, 2017, we served these markets through 186 banking offices located in Michigan, 24 branches located in Northeast Ohio and two branches located in Northern Indiana. In addition to our banking offices, we operated seven loan production offices and 245 automated teller machines, both on- and off-bank premises. Chemical Bank operates through an internal organizational structure of seven regional banking units which are collections of branch banking offices organized by geographical region.
Our principal source of revenue is interest and fees on loans, which accounted for 81.7% of total revenue in 2017, 76.2% of total revenue in 2016 and 76.7% of total revenue in 2015. Interest on investment securities, service charges and fees on deposit accounts, wealth management revenue and mortgage banking revenue are also significant sources of revenue, which combined, accounted for 20.3% of total revenue in 2017, 19.0% of total revenue in 2016 and 19.8% of total revenue in 2015. Revenue is influenced by overall economic factors including market interest rates, business and consumer spending, consumer confidence and competitive conditions in the marketplace.
During the third quarter of 2017, we launched a project to identify strategies that could be deployed to drive revenue growth and steps to be taken to further improve operating efficiency as part of an effort to refine and clarify our overall strategic plan of how we allocate our capital across the organization and better position us for growth. The project resulted in restructuring efforts including a reduction of approximately 7% in total employees and consolidation of 25 branches completed during the fourth quarter of 2017 in addition to 13 branches that were consolidated during the third quarter of 2017. Under the restructuring efforts, we additionally discontinued our title insurance services and reduced resources devoted to indirect auto lending. The restructuring efforts produced more than $20 million of annualized savings, while half, or more, is planned to be reinvested in the hiring of new commercial bankers and key operational staff as well as making investment to enhance our core operating systems.

Mergers, Acquisitions and Branch Closings
Merger with Talmer Bancorp, Inc.
On August 31, 2016, we acquired all the outstanding stock of Talmer Bancorp, Inc. ("Talmer") for total consideration of $1.61 billion, which included stock consideration of $1.50 billion and cash consideration of $107.6 million. As a result of the merger, we issued 32.1 million shares of our common stock based on an exchange ratio of 0.4725 shares of our common stock, and paid $1.61 in cash, for each share of Talmer common stock outstanding. Talmer, a bank holding company, owned Talmer Bank and Trust, which was consolidated with and into Chemical Bank effective November 10, 2016. Talmer Bank and Trust operated a full service community bank offering a full suite of commercial banking, retail banking, mortgage banking, wealth management and trust services to small and medium-sized businesses and individuals through 80 full service banking offices located primarily within southeast Michigan and northeast Ohio, as well as in west Michigan, northeast Michigan, and northern Indiana. The merger with Talmer resulted in increases in our total assets of $7.71 billion, including total loans of $4.88 billion, total deposits of $5.29 billion and investment securities of $810.6 million. In connection with the merger with Talmer, we recorded $847.7 million of goodwill, which was primarily due to the synergies and economies of scale expected from combining our operations with those of Talmer. In addition, we recorded $19.1 million of core deposit intangibles in conjunction with the merger.
We incurred $8.5 million and $61.1 million of merger and acquisition-related transaction expenses during the years ended December 31, 2017 and 2016, respectively, primarily related to the merger with Talmer, which reduced diluted earnings per share by $0.08 in 2017 and $0.81 in 2016.
Acquisition of Lake Michigan Financial Corporation
On May 31, 2015, we acquired all of the outstanding stock of Lake Michigan Financial Corporation (Lake Michigan) for total consideration of $187.4 million, which included stock consideration of $132.9 million and cash consideration of $54.5 million. As a result of the acquisition, we issued approximately 4.3 million shares of our common stock, based on an exchange ratio of 1.326 shares of our common stock, and paid $16.64 in cash, for each share of Lake Michigan common stock outstanding. Lake Michigan, a bank holding company, owned The Bank of Holland and The Bank of Northern Michigan, which combined operated five banking offices in Holland, Grand Haven, Grand Rapids, Petoskey and Traverse City, Michigan. The Bank of Holland and The Bank of Northern Michigan were consolidated with and into Chemical Bank on November 13, 2015. The acquisition of Lake Michigan resulted in increases in total assets of $1.24 billion, including total loans of $985.5 million, and total deposits of $924.7 million, as of the acquisition date. In connection with the acquisition of Lake Michigan, we recorded $101.1 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining our operations with those of Lake Michigan. In addition, we recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.
Acquisition expenses associated with the acquisition of Lake Michigan totaled $5.5 million during 2015, which reduced net income per common share by $0.11 in 2015.
Acquisition of Monarch Community Bancorp, Inc.
On April 1, 2015, we acquired all of the outstanding stock of Monarch Community Bancorp, Inc. (Monarch) in an all-stock transaction valued at $27.2 million. As a result of the acquisition, we issued 860,575 shares of our common stock based on an exchange ratio of 0.0982 shares of our common stock for each share of Monarch common stock outstanding. Monarch, a bank holding company, owned Monarch Community Bank, which operated five full service branch offices in Coldwater, Marshall, Hillsdale and Union City, Michigan. Monarch Community Bank was consolidated with and into Chemical Bank on May 8, 2015. The acquisition of Monarch resulted in increases in our total assets of $182.8 million, including total loans of $121.8 million, and total deposits of $144.3 million, as of the acquisition date. In connection with the acquisition of Monarch, we recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining our operations with Monarch. In addition, we recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition expenses associated with the acquisition of Monarch totaled $2.3 million during 2015, which reduced net income per common share by $0.04 in 2015.
Acquisition of Northwestern Bancorp, Inc.
On October 31, 2014, we acquired all of the outstanding stock of Northwestern Bancorp, Inc. (Northwestern) for total cash consideration of $121.0 million. Northwestern, a bank holding company which owned Northwestern Bank, provided traditional banking services and products through 25 banking offices serving communities in the northwestern lower peninsula of Michigan. At the acquisition date, Northwestern added total assets of $815.0 million, including total loans of $475.3 million, and total deposits of $794.4 million, to our operations. Northwestern Bank was consolidated with and into Chemical Bank as of the acquisition date. In connection with the acquisition of Northwestern, we recorded $60.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining our operations with those of Northwestern. In addition, we recorded $12.9 million of core deposit intangible assets in conjunction with the acquisition.
Acquisition expenses associated with the acquisition of Northwestern totaled $5.8 million during 2014, which reduced net income per common share by $0.14 in 2014.
Branch Closings
On April 15, 2016, we closed eleven branch locations which were identified as having a small core deposit base and/or were in close proximity to other Chemical Bank branch locations.
In conjunction with the consolidation of Talmer Bank and Trust with and into Chemical Bank during the fourth quarter of 2016, we closed seven branches in communities where Talmer Bank and Trust and Chemical Bank had overlapping branches.
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
In the third quarter of 2017, we initiated restructuring efforts that included the consolidation of 25 branches in the fourth quarter of 2017. These branch consolidations were in addition to the 13 branches consolidated during the third quarter 2017. The expense related to branch closings was approximately $5.1 million during the year ended December 31, 2017, included in "restructuring expenses" on our Consolidated Statements of Income. At December 31, 2017, we operated a total of 212 branches.
Branch Sales
On October 28, 2016, Talmer Bank and Trust completed the sale of its single branch office in Chicago, Illinois to Old Second National Bank, a wholly owned subsidiary of Old Second Bancorp, Inc. Old Second National Bank assumed approximately $48.9 million of deposits and purchased approximately $233.6 million of loans and paid a $6.5 million premium in the transaction.
On November 4, 2016, Talmer Bank and Trust completed the sale of its single branch office in Las Vegas, Nevada to First Savings Bank. First Savings Bank assumed approximately $88.1 million of deposits and purchased approximately $0.1 million of loans and paid a $1.0 million premium in the transaction.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles (GAAP), Securities and Exchange Commission (SEC) rules and interpretive releases and general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, our Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We utilize third-party sources to assist with developing estimates, assumptions and judgments regarding certain amounts reported in our Consolidated Financial Statements and accompanying notes. When third-party sources are utilized, our management remains responsible for complying with GAAP. To execute management's responsibilities, we have processes in place to develop an understanding of the third-party methodologies and to design and implement specific internal controls over valuation.

The significant accounting policies we follow are presented in Note 1 to our Consolidated Financial Statements included in Item 8 of this Annual Report. These policies, along with the disclosures presented in the other notes to our Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations," provide information on how significant assets and liabilities are measured in our Consolidated Financial Statements and how those measurements are determined. Based on the techniques used and the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for acquired loans, income and other taxes and the valuation of loan servicing rights to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Management reviews the following critical accounting policies with the Audit Committee of the board of directors at least annually.

Allowance for Loan Losses

We use a defined methodology to quantify the necessary allowance for loan losses ("allowance") and related provision for loan losses, but there can be no assurance that the methodology will successfully identify and estimate all of the losses that are inherent in the loan portfolio. Such methodology utilizes historical loss experience (net charge-offs) adjusted for qualitative factors, including trends in credit quality, composition of and growth in our loan portfolio, and the overall economic environment in our markets. These qualitative factors include many estimates and judgments. As a result, we could record future provisions for loan losses that may be significantly different than the levels that have been recorded in the three-year period ended December 31, 2017. Notes 1 and 5 to our Consolidated Financial Statements further describe the methodology used to determine the allowance. In addition, a discussion of the factors driving changes in the amount of the allowance is included under the subheading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The allowance consists of two components: the allowance for loan losses (including both the originated and acquired loan portfolios) and the reserve for unfunded credit commitments. Unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end.

The allowance is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. The determination of the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected cash flows on acquired loans and impaired loans, collateral values on impaired loans, and estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan.

In determining the allowance for the originated loan portfolio and the related provision for loan losses, we considers three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans, (ii) reserves, by loan classes, on all other loans based on a six-year historical loan loss experience, loan loss trends and giving consideration to estimated loss emergence periods, and (iii) a reserve for qualitative factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience.

We have a loan review function that is independent of the loan origination function. At least annually, the loan review function performs a detailed credit quality review, including analysis of collateral values, of the majority of loans in the commercial loan portfolio, particularly focusing on larger balance loans and loans that have deteriorated below certain levels of credit risk. In many cases, the estimate of collateral values includes significant judgments and assumptions.

The following section, "Accounting for Acquired Loans", describes the process for determining the allowance for the acquired loan portfolio.

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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be impaired. In the assessment of credit quality deterioration, we must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not it is probable that we will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. Those loans that qualify under ASC 310-30 are recorded at fair value at acquisition, which involves estimating the expected cash flows to be received, both principal and interest, expected to be collected, discounted at the prevailing market rate of interest. Accordingly, the associated allowance for loan losses related to these loans is not carried over at the acquisition date. ASC 310-30 also allows purchasers to aggregate acquired loans into loan pools that have common risk characteristics and use a composite interest rate and expectation of cash flows to be collected for the loan pools. We elected to apply ASC 310-30, by analogy, to loans acquired in the Talmer, Lake Michigan, Monarch, Northwestern and OAK acquisitions that were determined not to have deteriorated credit quality, and therefore, did not meet the scope criteria of ASC 310-30.

Accordingly, we follow the accounting and disclosure guidance of ASC 310-30 for these loans, even though they are not purchased impaired loans.

The excess of cash flows of a loan, or pool of loans, expected to be collected over the estimated fair value is referred to as the "accretable yield" and is recognized into interest income over the estimated remaining life of the loan, or pool of loans, on a level-yield basis. The difference between the contractually required payments of a loan, or pool of loans, and the cash flows expected to be collected at acquisition, considering the impact of prepayments and estimates of future credit losses expected to be incurred over the life of the loan, or pool of loans, is referred to as the "nonaccretable difference" and is particularly sensitive to changes in loan credit quality.

We evaluate estimates of cash flows expected to be collected from acquired loans quarterly. These evaluations require the continued usage of key assumptions and estimates, similar to the initial estimate of fair value. Decreases in the estimates of expected cash flows will generally result in a charge to the provision for loan losses and a resulting increase to the allowance for loan losses. Increases in the estimates of expected cash flows will first reverse any previously established allowance for loan losses and then result in adjustments to the accretable yield, which will increase amounts recognized in interest income in subsequent periods. Dispositions of acquired loans, which may include sales of loans to third parties, receipt of payments in full or in part by the borrower and foreclosure of the collateral, result in removal of the loan from the acquired loan portfolio at its carrying amount. As a result of the significant amount of judgment involved in estimating future cash flows expected to be collected for acquired loans, the adequacy of the allowance for loan losses could be significantly impacted by changes in expected cash flows resulting from changes in credit quality of acquired loans.

Acquired loans that were classified as nonperforming loans prior to being acquired and acquired loans that are not performing in accordance with contractual terms subsequent to acquisition are not classified as nonperforming loans subsequent to acquisition because the loans are recorded in pools at net realizable value based on the principal and interest we expect to collect on such loans. Judgment is required to estimate the timing and amount of cash flows expected to be collected when the loans are not performing in accordance with the original contractual terms.

Notes 1, 2 and 5 to our Consolidated Financial Statements contain additional information related to acquired loans.

Income and Other Taxes

We are subject to the income and other tax laws of the United States, the States of Michigan, Ohio, Indiana and other states where nexus has been created. These laws are complex and are subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provisions for income and other taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing our tax returns, management attempts to make reasonable interpretations of enacted tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management's ongoing assessment of facts and evolving case law. On December 22, 2017, H.R.1, referred to as the "Tax Cuts and Jobs Act", was signed into law. The Tax Cuts and Jobs Act, among other items, reduces the corporate income tax rate from 35% to 21%, effective January 1, 2018. As such, we completed a revaluation of the net deferred tax assets and estimated a reduction in our deferred tax asset as of December 31, 2017.

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

Valuation of Loan Servicing Rights

We recognize as assets the rights to service mortgage loans for others, known as loan servicing rights (“LSRs”). As of January 1, 2017, we elected to account for LSRs under the fair value option. Prior to January 1, 2017, we accounted for LSRs at the lower of cost or fair value. To determine the fair value of LSRs, we use an independent third party valuation model requiring the incorporation of assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service and escrow account earnings. Changes in the fair value of LSRs directly impacts earnings. See Notes 3 and 9 to our Consolidated Financial Statements for more information on fair value measurements.

Accounting Standards Updates

See Note 1 to our Consolidated Financial Statements included in this Annual Report for details of accounting pronouncements adopted during 2017. See the following section for a description of pronouncements that have been released but not yet adopted.

Pending Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which implements a common revenue standard that clarifies the principles for recognizing revenue and supersedes most current revenue recognition guidance. The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is intended to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to streamline revenue recognition requirements in addition to expanding required revenue recognition disclosures. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which provides a one year deferral to the effective date, therefore, ASU 2014-09 is effective for public companies for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. As such, we will adopt ASU 2014-09 as of January 1, 2018 and intend to use the modified transition approach. Approximately 79% of our revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. Following detailed review of our revenue streams not derived from net interest income on financial assets and liabilities, we identified the recognition of gains from other real estate sales financed by us to be in the scope of this amended guidance as the new standard is largely consistent with the existing guidance and current practices applied by our businesses. The cumulative effect of recognizing the deferred gain recorded under previous GAAP increases retained earnings by $1.2 million upon adoption as of January 1, 2018.

Recognition and Measurement

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 amends current guidance by: (i) requiring equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income; (ii) allowing an entity to measure equity investments that do not have readily determinable fair values at either fair value or cost minus impairment, if any, plus or minus changes in observable prices, with changes in measurement recognized in net income; (iii) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (v) requiring use the of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requiring recognition of changes in the fair value related to instrument-specific credit risk in other comprehensive income if the fair value option for financial liabilities is elected; (vii) requiring separate presentation in the financial statements of financial assets and financial liabilities by measurement category; and (viii) clarifying that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-01 as of January 1, 2018 will not have a material impact on our consolidated financial condition or results of operations.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, we will be required to recognize the following for all leases (with the exception of short-term leases): (i) a right to use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term and (ii) a lease liability, which is a liability that represents the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for public companies for interim and annual periods beginning after December 15, 2018 with early adoption allowed. We are currently evaluating the impact on our results of operations, financial position, and liquidity and have identified key players from our organization to assess and implement the standard. Based on preliminary evaluation, the adoption of ASU 2016-02 is not expected to have a material impact on our results of operations, but it is anticipated to result in a material increase in our assets and liabilities and will depend on our inventory of leases at adoption date.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

ASU 2016-13 requires an entity to measure expected credit losses for financial assets over the estimated lifetime of expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard includes the following core concepts in determining the expected credit loss estimate it must: (a) be based on an asset’s amortized cost (including premiums or discounts, net deferred fees and costs, foreign exchange and fair value hedge accounting adjustments), (b) reflect losses expected over the remaining contractual life of an asset (considering the effect of voluntary prepayments), (c) consider available relevant information about the estimated collectibility of cash flows (including information about past events, current conditions, and reasonable and supportable forecasts), and (d) reflect the risk of loss, even when that risk is remote.

ASU 2016-13 also amends the recording of purchased credit-impaired assets. Under the new guidance, an allowance will be recognized at acquisition through a gross-up approach whereby an entity will record as the initial amortized cost the sum of (a) the purchase price and (b) an estimate of credit losses as of the date of acquisition. In addition, the guidance also requires immediate recognition in earnings of any subsequent changes, both favorable and unfavorable, in expected cash flows by adjusting this allowance.

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

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU 2016-13 to determine the impact on our consolidated financial condition and results of operations. The impact ASU 2016-13 will depend upon the state of the economy and the nature of our portfolios at the date of adoption.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which clarifies guidance on the classification of eight specific cash flow issues. ASU 2016-15 was issued to reduce diversity in practice and prevent financial statement restatements. Cash flow issues include: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Under the provision, entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The adoption of ASU 2016-15 as of January 1, 2018 will not have a material impact on our consolidated financial condition or results of operations.

Mergers and Acquisitions

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. The adoption of ASU 2017-01 will not have a material impact on our consolidated financial condition or results of operations.

Goodwill Impairment Measurement

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Subsequent to adoption of ASU 2017-04, goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance largely remains unchanged. ASU 2017-04 will be applied prospectively, and is effective for public business entities for annual and interim goodwill impairment tests beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on our consolidated financial condition or results of operations.

Pension and Other Post Retirement Benefit Plans

In February 2017, the FASB issued ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965) - Employee Benefit Plan Master Trust Reporting ("ASU 2017-06"). This update clarifies the reporting requirements by an employee benefit plan for its interest in a master trust and removes redundancy relating to 401(h) account disclosures. The new guidance requires a plan's interest in a master trust to be presented in separate line items in the statement of net assets available and in the statement of changes in net assets available. The amendment removes the requirement to disclose the percentage interest in the master trust, and instead requires disclosure of the dollar amount of interest in each investment type. ASU 2017-06 is effective for fiscal years beginning after December 15, 2018, and will be applied retrospectively to each period where financial statements are presented. As such, we will adopt ASU 2017-06 as of January 1, 2019 and we do not expect a material impact on our consolidated financial condition or results of operations.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 improves the income statement presentation of net periodic benefit cost for an entity's pension and postretirement plans. The new standard requires employers to disaggregate current-service-costs from other components of net benefit cost and present it with other compensation costs in the income statement, and outside of income from operations if presented. The amendment also allows only the service-cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption allowed within the first interim period. We will adopt ASU 2017-07 as of January 1, 2018. Under the provision, entities must use a retrospective transition method to adopt the separate income statement presentation of the service costs and other components, and a prospective transition method for the capitalization of the service-cost component. We are currently evaluating the portion of net benefits cost that continue to be eligible for capitalization and the portion that is not eligible. The adoption of ASU 2017-07 will not have a material impact on our consolidated financial condition or results of operations.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 clarifies and reduces diversity, cost and complexity by limiting circumstances in which an entity applies modification accounting. The new guidance stipulates that when an award is amended, modified accounting should not be applied if the fair value, vesting conditions and classification as an equity or liability instrument of the modified award are the same as the original award immediately before modification. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted for any interim period. Under the provision, entities must apply the guidance retrospectively for all awards modified on or after the modification date. The adoption of ASU 2017-09 will not have a material impact on our consolidated financial condition or results of operations.

Derivatives

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which better align an entity's risk management activities and financial reporting for hedging relationships. ASU 2017-12 eliminates the separate measurement of hedge ineffectiveness as well as the benchmark interest rate concept when applying hedge risk to variable-rate instruments. In addition, the standard update allows a company to elect to perform subsequent effectiveness assessments qualitatively if the initial quantitative hedge effectiveness assessment is found to be highly effective. ASU 2017-12 is effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted for any interim period. We plan to early adopt ASU 2017-12 as of January 1, 2018 using a modified retrospective transition, as required, with a cumulative effect adjustment recorded to reduce retained earnings by $3 thousand.
Non-GAAP Financial Measures
This Annual Report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include our operating expenses, core (which excludes merger expenses, restructuring expenses and impairment of income tax credits); tangible book value per share; tangible shareholders' equity; presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis; operating expenses and efficiency ratio (which excludes merger expenses, restructuring expenses, impairment of income tax credits and amortization of intangibles); the adjusted efficiency ratio (which excludes significant items, impairment of income tax credits, amortization of intangibles, net interest FTE adjustments, the change in fair value of loan servicing rights and gains and losses from sale of investment securities) and other information presented excluding significant items including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and return on average tangible shareholders' equity. Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factor and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to our GAAP results.

A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found under the subheading "Average Balances, Fully Taxable Equivalent (FTE) Interest and Effective Yields and Rates" of this Annual Report.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Reconciliation of Non-GAAP Operating Results
Net Income
Net income, as reported	$149,523	$108,032	$86,830	$62,121	$56,808
Merger expenses	8,522	61,134	7,804	6,388	—
Restructuring expenses	19,880	—	—	—	—
Gain on sales of branch offices	—	(7,391)	—	—	—
Losses on sales of investment securities(1)	7,556	—	—	—	—
Significant items	35,958	53,743	7,804	6,388	—
Income tax benefit(2)	(12,585)	(18,048)	(2,320)	(1,833)	—
Revaluation of net deferred tax assets	46,660	—	—	—	—
Significant items, net of tax	70,033	35,695	5,484	4,555	—
Net income, excluding significant items	$219,556	$143,727	$92,314	$66,676	$56,808
Diluted Earnings Per Share
Diluted earnings per share, as reported	$2.08	$2.17	$2.39	$1.97	$2.00
Effect of significant items, net of tax	0.98	0.71	0.15	0.14	—
Diluted earnings per share, excluding significant items	$3.06	$2.88	$2.54	$2.11	$2.00
Return on Average Assets
Return on average assets, as reported	0.81%	0.90%	1.02%	0.96%	0.95%
Effect of significant items, net of tax	0.38	0.29	0.07	0.07	—
Return on average assets, excluding significant items	1.19%	1.19%	1.09%	1.03%	0.95%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	5.7%	7.0%	9.4%	8.2%	9.1%
Effect of significant items, net of tax	2.7	2.3	0.6	0.6	—
Return on average shareholders' equity, excluding significant items	8.4%	9.3%	10.0%	8.8%	9.1%
Return on Average Tangible Shareholders' Equity
Average shareholders' equity	$2,627,862	$1,546,721	$919,328	$754,211	$626,555
Average goodwill, CDI and noncompete agreements, net of tax	1,155,734	582,536	245,894	157,634	127,363
Average tangible shareholders' equity	$1,472,128	$964,185	$673,434	$596,577	$499,192
Return on average tangible shareholders' equity	10.2%	11.2%	12.9%	10.4%	11.4%
Efficiency Ratio
Net interest income	$557,578	$381,081	$274,008	$212,551	$196,647
Noninterest income	144,019	122,350	80,216	63,095	60,409
Total revenue - GAAP	701,597	503,431	354,224	275,646	257,056
Net interest income FTE adjustment	13,077	9,642	7,452	5,975	5,355
Loan servicing rights change in fair value (gains) losses	6,375	(5,112)	—	—	—
Gains on sale of branch offices	—	(7,391)	—	—	—
Gains from closed branch locations and sale of investment securities	7,388	(669)	(779)	—	(1,133)
Total revenue - non-GAAP	$728,437	$499,901	$360,897	$281,621	$261,278
Operating expenses - GAAP	$421,994	$338,418	$223,894	$179,925	$164,948
Merger expenses	(8,522)	(61,134)	(7,804)	(6,388)	—
Restructuring expenses	(19,880)	—	—	—	—
Impairment of federal income tax credits(3)	(9,252)	—	—	—	—
Operating expense, core - Non-GAAP	384,340	277,284	216,090	173,537	164,948
Amortization of intangibles	(6,089)	(5,524)	(4,389)	(2,029)	(1,909)
Operating expenses, efficiency ratio - Non-GAAP	$378,251	$271,760	$211,701	$171,508	$163,039
Efficiency ratio - GAAP	60.1%	67.2%	63.2%	65.3%	64.2%
Efficiency ratio - adjusted Non-GAAP	51.9%	54.4%	58.7%	60.9%	62.4%
(1) Fourth quarter of 2017 losses on sales of investment securities are deemed a significant item for 2017 as they were taken as part of our treasury and tax management objectives associated with the Tax Cuts and Jobs Act.

(2)   Assumes merger expenses are deductible at an income tax rate of 35%, except for the impact of estimated nondeductible expenses incurred in periods when merger and acquisition transactions are completed.

(3) The impairment of federal income tax credits is related to federal historic tax credits placed into service during the period that provide a reduction to our income tax expense. The impairment, included within other operating expenses, is more than offset by a reduction to our income tax expense related to the same tax credits included within other operating expenses.

	December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Tangible Book Value
Shareholders' equity, as reported	$2,668,749	$2,581,526	$1,015,974	$797,133	$696,500
Goodwill, CDI and noncompete agreements, net of tax	(1,158,738)	(1,155,528)	(301,073)	(190,714)	(124,553)
Tangible shareholders' equity	$1,510,011	$1,425,998	$714,901	$606,419	$571,947
Common shares outstanding	71,207	70,599	38,168	32,774	29,790
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$37.48	$36.57	$26.62	$24.32	$23.38
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$21.21	$20.20	$18.73	$18.50	$19.20
Tangible Shareholders' Equity to Tangible Assets
Total assets, as reported	$19,280,873	$17,355,179	$9,188,797	$7,322,143	$6,184,708
Goodwill, CDI and noncompete agreements, net of tax	(1,158,738)	(1,155,528)	(301,073)	(190,714)	(124,553)
Tangible assets	$18,122,135	$16,199,651	$8,887,724	$7,131,429	$6,060,155
Shareholders' equity to total assets	13.8%	14.9%	11.1%	10.9%	11.3%
Tangible shareholders' equity to tangible assets	8.3%	8.8%	8.0%	8.5%	9.4%

Balance Sheet Review
Overview
Total assets were $19.28 billion at December 31, 2017, an increase of $1.93 billion, or 11.1%, from total assets at December 31, 2016 of $17.36 billion. The increase in total assets during 2017 was primarily attributable to an increase in loans and investment securities funded by an increase in FHLB advances and customer deposit growth. The $8.17 billion increase in total assets during 2016 was primarily attributable to the merger with Talmer, which increased total assets by $7.71 billion as of the merger date in addition to organic loan growth.
Average assets were $18.47 billion during 2017, an increase of $6.43 billion, or 53.4%, from average assets of $12.04 billion during 2016. Average assets during 2016 increased $3.56 billion, or 41.9%, from average assets of $8.48 billion during 2015. The increase in average assets during 2017, as compared to 2016, was attributable to the merger with Talmer effective August 31, 2016, originated loan growth and an increase in investment securities. The increase in average assets during 2016, as compared to 2015, was attributable to a combination of the $7.71 billion of assets acquired in the merger with Talmer completed August 31, 2016 and additional organic loan growth.

Investment Securities
The following table summarizes the maturities and yields of the carrying value of investment securities by investment category, and fair value by investment category, at December 31, 2017 and 2016:

	Maturity as of December 31, 2017(1)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(2)		Total Fair Value
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
Available-for-Sale:
Government sponsored agencies	$30,241	2.29%	$81,106	2.39%	$61,461	2.43%	$30,108	2.43%	$202,916	2.39%	$202,916
State and political subdivisions	9,219	2.55	60,691	2.14	115,622	2.63	160,437	3.70	345,970	3.04	345,970
Residential mortgage-backed securities	21,922	2.44	66,510	2.46	38,595	2.52	23,105	2.58	150,131	2.49	150,131
Collateralized mortgage obligations	223,295	2.65	500,467	2.61	231,658	2.74	78,425	2.98	1,033,845	2.68	1,033,845
Corporate bonds	13,968	1.73	37,308	2.01	141,518	3.68	—	—	192,794	3.22	192,794
Preferred stock and trust preferred securities	—	—	—	—	22,968	3.62	14,923	3.34	37,890	3.51	37,890
Total investment securities available-for-sale	298,645	2.55	746,082	2.50	611,822	2.92	306,998	3.29	1,963,546	2.77	1,963,546
Held-to-Maturity:
State and political subdivisions	89,359	2.33	237,113	3.12	152,299	3.92	197,822	3.64	676,593	3.35	662,516
Trust preferred securities	—	—	—	—	—	—	500	4.75	500	4.75	390
Total investment securities held-to-maturity	89,359	2.33	237,113	3.12	152,299	3.92	198,322	3.64	677,093	3.35	662,906
Total investment securities	$388,004	2.50%	$983,195	2.65%	$764,121	3.12%	$505,320	3.43%	$2,640,639	2.92%	$2,626,452

(1)
Residential mortgage-backed securities, collateralized mortgage obligations and certain government sponsored agencies are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

(2)	The aggregate book value of securities issued by any single issuer, other than the U.S. government and government sponsored agencies, did not exceed 10% of our shareholders' equity.
(3)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at December 31, 2017. Approximately 4% of investment securities at December 31, 2017 were variable-rate financial instruments.

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

(2)	The aggregate book value of securities issued by any single issuer, other than the U.S. government and government sponsored agencies, did not exceed 10% of our shareholders' equity.
(3)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 35% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at December 31, 2016. Approximately 10% of our investment securities at December 31, 2016 were variable-rate financial instruments.

We utilize third-party pricing services to obtain market value prices for our investment securities portfolio. On a quarterly basis, we validate the reasonableness of prices received from the third-party pricing services through independent price verification on a sample of investment securities in the portfolio, data integrity validation based upon comparison of current market prices to prior period market prices and analysis of overall expectations of movement in market prices based upon the changes in the related yield curves and other market factors. On an annual basis, we review the pricing methodology of the third-party pricing vendors and the results of the vendors' internal control assessments to ensure the integrity of the process that the vendor uses to develop market pricing for our investment securities portfolio.
The carrying value of our investment securities totaled $2.64 billion at December 31, 2017, an increase of $782.2 million or 42.1%, compared to $1.86 billion at December 31, 2016. The increase is primarily due to management's decision to increase the size of the portfolio, which was funded in part by an increase in deposits and borrowings. Late in the fourth quarter of 2017, we sold approximately $400 million of investment securities at a loss of $7.6 million following the signing of the Tax Cuts and Jobs Act as part of our treasury and tax management objectives. Following the fourth quarter of 2017 sales, but prior to December 31, 2017, we had reinvested approximately $250 million of the proceeds from the sales.
In connection with management's decision to increase the size of our investment securities portfolio during the year ended December 31, 2017, management decided to lessen its overall exposure to obligations of state and political subdivisions while increasing our positioning to amortizing mortgage related securities primarily in the form of collateralized mortgage obligations. While the carrying value of state and political subdivisions grew by $99.5 million to a total of $1.02 billion at December 31, 2017, compared to $923.0 million at December 31, 2016, the percentage of our total investments portfolio was reduced to 38.7% at December 31, 2017, compared to 49.7% at December 31, 2016. In comparison, the carrying value of collateralized mortgage obligations totaled $1.03 billion at December 31, 2017, an increase of $713.8 million, compared to $320.0 million at December 31, 2016, with growth focused primarily in mortgage related securities.
Our investment securities portfolio as of December 31, 2017 had a weighted average life of approximately 5.1 years and an effective duration of approximately 2.7 years.

The following table summarizes the carrying value of investment securities at December 31, 2017, 2016 and 2015:

	December 31,
(Dollars in thousands)	2017	2016	2015
Available-for-Sale:
U.S. Treasury securities	$—	$5,793	$5,765
Government sponsored agencies	202,916	215,011	194,989
State and political subdivisions	345,970	300,088	15,120
Residential mortgage-backed securities	150,131	272,282	187,768
Collateralized mortgage obligations	1,033,845	320,025	132,230
Corporate bonds	192,794	89,474	14,627
Preferred stock and trust preferred securities	37,890	32,291	3,232
Total investment securities available-for-sale	1,963,546	1,234,964	553,731
Held-to-Maturity:
State and political subdivisions	676,593	622,927	509,471
Trust preferred securities	500	500	500
Total investment securities held-to-maturity	677,093	623,427	509,971
Total investment securities	$2,640,639	$1,858,391	$1,063,702
At December 31, 2017, our investment securities portfolio consisted of: Government sponsored agency ("GSA") debt obligations, comprised primarily of fixed-rate instruments backed by Federal Home Loan Banks, Federal Farm Credit Banks and Student Loan Marketing Corporation, totaling $202.9 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers mostly located in the State of Michigan, totaling $1.02 billion; residential mortgage-backed securities ("MBSs"), comprised primarily of fixed-rate instruments backed by a U.S. government agency ("Government National Mortgage Association") or government sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $150.1 million; collateralized mortgage obligations ("CMOs"), comprised of approximately 82.0% fixed-rate and 18.0% variable-rate instruments backed by the same U.S. government agency and government sponsored enterprises as the residential MBSs, totaling $1.03 billion; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $192.8 million; and preferred stock and trust preferred securities ("TRUPs"), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both publicly-traded bank holding companies and small non-public bank holding companies, totaling $38.4 million. Fixed-rate instruments comprised approximately 96.0% of our investment securities portfolio at December 31, 2017. The increase in our investment securities portfolios during the year ended December 31, 2017 is primarily due to management's decision to increase the size of the portfolio, which was funded in part by an increase in deposits and borrowings.
We record all investment securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities (ASC 320), under which we are required to assess equity and debt securities that have fair values below their amortized cost basis to determine whether the decline (impairment) is other-than-temporary. An assessment is performed quarterly to determine whether unrealized losses in our investment securities portfolio are temporary or other-than-temporary by considering all reasonably available information. We review factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make our determination. In assessing whether a decline is other-than-temporary, management considers, among other things (i) the length of time and the extent to which the fair value has been less than the amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations.
Our investment securities portfolio had a carrying value of $2.64 billion at December 31, 2017, with gross unrealized losses of $35.2 million at that date. Management believes that the unrealized losses on investment securities were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, we believe the unrealized losses in our investment securities portfolio at December 31, 2017 were temporary in nature, and therefore, no impairment loss was recognized in our Consolidated Statement of Income in 2017. However, other-than-temporary impairment ("OTTI") may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and our process that resulted in the conclusion that the impairment was temporary in nature follows.

At December 31, 2017, the gross unrealized losses in our investment securities portfolio of $35.2 million were comprised as follows: state and political subdivisions securities of $22.4 million, GSA securities, residential MBSs and CMOs, combined, of $11.0 million, corporate bonds of $1.6 million and TRUPs of $0.2 million. The amortized costs and fair values of investment securities are disclosed in Note 4 to our Consolidated Financial Statements.
State and political subdivisions securities, included in our available-for-sale and held-to-maturity investment securities portfolios, had an amortized cost of $1.03 billion and gross unrealized losses of $22.4 million at December 31, 2017. Our state and political subdivisions securities are from issuers mostly located in the State of Michigan and of which approximately 90.0% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross unrealized losses were attributable to state and political subdivisions securities with an amortized cost of $809.0 million that generally mature beyond 2018. It was our assessment that the unrealized losses on these investment securities were attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities. We concluded that the unrealized losses in our state and political subdivisions securities were temporary in nature at December 31, 2017.
GSA securities, residential MBSs and CMOs, included in our available-for-sale investment securities portfolio, had a combined amortized cost of $1.40 billion and gross unrealized losses of $11.0 million at December 31, 2017. Virtually all of the investment securities in these categories are backed by the full faith and credit of the U.S. government or a guarantee of a U.S. government agency or government sponsored enterprise. We determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. We concluded that the unrealized losses in our GSA securities, residential MBSs and CMOs were temporary in nature at December 31, 2017.
Corporate bonds included in our available-for-sale investment securities portfolio had an amortized cost of $193.2 million and gross unrealized losses of $1.6 million at December 31, 2017. The investment securities in this category are investment grade securities and none have had recent downgrades. We determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. We concluded that the unrealized loss was temporary in nature at December 31, 2017.
At December 31, 2017, we held one TRUP in our held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.1 million. This TRUP represents a 10% interest in the TRUP of a well-capitalized non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. We determined that the unrealized loss on this TRUP was attributable to a lack of liquidity for issuances of this size. We concluded that the unrealized loss was temporary in nature at December 31, 2017.
At December 31, 2017, we expected to fully recover the entire amortized cost basis of each investment security in an unrealized loss position in our investment securities portfolio at that date. Furthermore, at December 31, 2017, we did not have the intent to sell any of our investment securities in an unrealized loss position and believed that it was more-likely-than-not that we would not have to sell any of our investment securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on any investment security in the future.
Loans
Our loan portfolio is comprised of commercial, commercial real estate and real estate construction and land development loans, referred to as our commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as our consumer loan portfolio. At December 31, 2017, our loan portfolio was $14.16 billion and consisted of loans in the commercial loan portfolio totaling $8.46 billion, or 59.8% of total loans, and loans in the consumer loan portfolio totaling $5.69 billion, or 40.2% of total loans.
Chemical Bank is a full-service commercial bank and the acceptance and management of credit risk is an integral part of our business. We maintain loan policies and credit underwriting standards as part of the process of managing credit risk. These standards include making loans generally only within our market areas. Our lending markets generally consist of communities throughout Michigan and additional communities located within Northeast Ohio and Northern Indiana. Our lending philosophy is implemented through strong administrative and reporting controls. We maintain a centralized independent loan review function that monitors the approval process and ongoing asset quality of the loan portfolio.
Total loans were $14.16 billion at December 31, 2017, an increase of $1.16 billion, or 9.0%, from total loans of $12.99 billion at December 31, 2016. The increase in total loans during 2017 was attributable to organic loan growth of $2.29 billion, or 30.7%, partially offset by run-off in the acquired loan portfolio of $1.12 billion. Total loans increased $5.72 billion, or 79%, during 2016, from total loans of $7.27 billion at December 31, 2015. The increase in total loans during 2016 was attributable to $4.88 billion of loans acquired in the merger with Talmer and organic loan growth of $837.2 million, or 12%. Organic loan growth during 2017 and 2016 generally occurred across all major loan categories and across all of our banking markets included as of each of those periods and was attributable to a combination of improving economic conditions and higher loan demand, as well as our increased market share in both our commercial and consumer loan portfolios.
A summary of our acquisition-related loan growth during 2016 follows:

2016
(Dollars in millions)	Talmer Bancorp, Inc. (August 31, 2016)
Commercial loan portfolio:
Commercial	$1,223
Commercial real estate	1,590
Real estate construction	166
Subtotal	2,979
Consumer loan portfolio:
Residential mortgage	1,532
Consumer installment	159
Home equity	212
Subtotal	1,903
Total loans	$4,882
The following table includes the composition of our loan portfolio, by major loan category, as of December 31 for each of the past five years.

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial loan portfolio:
Commercial	$3,385,642	$3,217,300	$1,905,879	$1,354,881	$1,176,307
Commercial real estate:
Owner-occupied	1,813,562	1,697,238	1,073,463	825,372	732,095
Non-owner occupied	2,606,761	2,217,594	982,280	690,018	462,339
Vacant land	80,347	58,308	56,419	42,258	38,224
Total commercial real estate	4,500,670	3,973,140	2,112,162	1,557,648	1,232,658
Real estate construction and land development	574,215	403,772	232,076	171,495	109,861
Subtotal — commercial loan portfolio	8,460,527	7,594,212	4,250,117	3,084,024	2,518,826
Consumer loan portfolio:
Residential mortgage	3,252,487	3,086,474	1,429,636	1,110,390	960,423
Consumer installment	1,613,008	1,433,884	877,457	829,570	644,769
Home equity	829,245	876,209	713,937	664,246	523,603
Subtotal — consumer loan portfolio	5,694,740	5,396,567	3,021,030	2,604,206	2,128,795
Total loans	$14,155,267	$12,990,779	$7,271,147	$5,688,230	$4,647,621

A discussion of our loan portfolio by category follows.

Commercial Loan Portfolio

Our commercial loan portfolio is comprised of commercial loans, commercial real estate loans, real estate construction loans and land development loans. Our commercial loan portfolio is well diversified across business lines and has no concentration in any one industry. The commercial loan portfolio of $8.46 billion at December 31, 2017 included 144 loan relationships of $5.0 million or greater. These 144 loan relationships totaled $2.53 billion, which represented 30.0% of the commercial loan portfolio at December 31, 2017 and included 108 loan relationships that had outstanding balances of $10.0 million or higher, totaling $2.24 billion, or 26.5% of the commercial loan portfolio, at that date. We had 36 loan relationships that had outstanding balances of $20.0 million or higher, totaling $1.22 billion, or 14.5% of the commercial loan portfolio, at December 31, 2017. We had 32 loan relationships at December 31, 2017 with loan balances greater than $5.0 million and less than $10.0 million, totaling $259.9 million, that had unfunded credit commitments totaling $158.9 million that, if advanced, could result in a loan relationship of $10.0 million or more.

The following table presents the contractual maturities of our $8.46 billion commercial loan portfolio at December 31, 2017. The percentage of these loans maturing within one year was 22.3% at December 31, 2017, while the percentage of these loans maturing beyond five years remained low at 23.6% at December 31, 2017. At December 31, 2017, loans in the commercial loan portfolio with maturities beyond one year totaled $6.58 billion, with 62.2% of these loans at fixed interest rates.

	December 31, 2017
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,175,608	$1,766,561	$443,472	$3,385,641
Commercial real estate	580,839	2,583,781	1,336,051	4,500,671
Real estate construction and land development	128,706	231,557	213,952	574,215
Total	$1,885,153	$4,581,899	$1,993,475	$8,460,527
Percent of total	22.3%	54.1%	23.6%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$717,547	$3,074,906	$1,013,538	$4,805,991
Variable interest rates	1,167,606	1,506,993	979,937	3,654,536
Total	$1,885,153	$4,581,899	$1,993,475	$8,460,527
The following table presents the contractual maturities of our $7.59 billion commercial loan portfolio at December 31, 2016.

	December 31, 2016
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,064,276	$1,739,072	$413,952	$3,217,300
Commercial real estate	517,175	2,333,992	1,121,973	3,973,140
Real estate construction and land development	91,514	223,846	88,412	403,772
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
Percent of total	22.03%	56.58%	21.39%	100.00%
Interest sensitivity of above loans:
Fixed interest rates	$572,841	$2,972,849	$1,080,768	$4,626,458
Variable interest rates	1,100,124	1,324,061	543,569	2,967,754
Total	$1,672,965	$4,296,910	$1,624,337	$7,594,212
Commercial loans consist of loans and lines of credit to varying types of businesses, including for profit businesses, municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. Repayment of such loans is generally provided through operating cash flows of the borrower. Commercial loans are generally secured with inventory, accounts receivable, equipment, personal guarantees of the owner or other sources of repayment, although we may also obtain real estate as collateral.
Commercial loans were $3.39 billion at December 31, 2017, an increase of $168.3 million, or 5.2%, from commercial loans of $3.22 billion at December 31, 2016. Originated commercial loans grew by $506.1 million, or 26.6%, during 2017, partially offset by run-off in the acquired portfolio of $337.7 million. Commercial loans increased $1.31 billion, or 68.8%, during 2016 from commercial loans of $1.91 billion at December 31, 2015. Originated commercial loans grew by $380.0 million, or 25.0%, during 2016, with the remainder of the growth attributable to the merger with Talmer completed during the year. Commercial loans represented 23.9% of our loan portfolio at December 31, 2017, compared to 24.8% and 26.2% at December 31, 2016 and 2015, respectively.

Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and vacant land that has been acquired for investment or future land development. Commercial real estate loans were $4.50 billion at December 31, 2017, an increase of $527.5 million, or 13.3%, from commercial real estate loans of $3.97 billion at December 31, 2016. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 40.3%, 57.9% and 1.8%, respectively, of our commercial real estate loans outstanding at December 31, 2017. Commercial real estate loans increased $1.86 billion, or 88.1%, during 2016 from commercial real estate loans of $2.11 billion at December 31, 2015, with $1.59 billion of the growth attributable to the merger with Talmer. Commercial real estate loans represented 31.8% of our loan portfolio at December 31, 2017, compared to 30.6% and 29.0% at December 31, 2016 and 2015, respectively.
Commercial and commercial real estate lending are generally considered to involve a higher degree of risk than residential mortgage, consumer installment and home equity lending as they typically involve larger loan balances concentrated in a single borrower. In addition, the payment experience on loans secured by income-producing properties and vacant land loans is typically dependent on the success of the operation of the related project and is typically affected by adverse conditions in the real estate market and in the economy. We generally attempt to mitigate the risks associated with commercial and commercial real estate lending by, among other things, lending primarily in its market areas, lending across industry lines, not developing a concentration in any one line of business and using prudent loan-to-value ratios in the underwriting process. It is management's belief that our commercial and commercial real estate loan portfolios are generally well-secured.
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of our land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $574.2 million at December 31, 2017 (comprised of approximately 90% real estate construction and 10% land development), an increase of $170.4 million, or 42.2%, compared to $403.8 million at December 31, 2016. Real estate construction and land development loans increased $171.7 million, or 74.0%, during 2016 from real estate construction and land development loans of $232.1 million at December 31, 2015, with $166.4 million of the growth attributable to the merger with Talmer. Real estate construction and land development loans represented 4.1% of our loan portfolio at December 31, 2017, compared to 3.1% and 3.2% at December 31, 2016 and 2015, respectively.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. We generally attempt to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in our market areas, using prudent underwriting guidelines and closely monitoring the construction process. At December 31, 2017, $0.3 million, or 0.1%, of our $574.2 million of real estate construction and land development loans were considered impaired, whereby we determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms. At December 31, 2016, $0.3 million, or 0.1% of our $403.8 million of real estate construction and land development loans were considered impaired.
Consumer Loan Portfolio
Our consumer loan portfolio is comprised of residential mortgage loans, consumer installment loans and home equity loans and lines of credit.
Residential mortgage loans consist primarily of one- to four-family residential loans with fixed interest rates of fifteen years or less, with amortization periods generally from fifteen to thirty years. The loan-to-value ratio at the time of origination is generally 80% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance.
Residential mortgage loans were $3.25 billion at December 31, 2017, an increase of $166.0 million, or 5.4%, from residential mortgage loans of $3.09 billion at December 31, 2016. Residential mortgage loans increased $1.66 billion during 2016 from residential mortgage loans of $1.43 billion at December 31, 2015 with $1.53 billion attributable to the merger with Talmer. Residential mortgage loans historically involve the least amount of credit risk in our loan portfolio. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $272.3 million at December 31, 2017, compared to $169.5 million at December 31, 2016 and $62.2 million at December 31, 2015. Residential mortgage loans represented 23.0% of our loan portfolio at December 31, 2017, compared to 23.8% and 19.7% at December 31, 2016 and 2015, respectively. We had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $495.8 million at December 31, 2017, compared to $463.8 million at December 31, 2016.

Consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) with the majority being indirect loans generated from dealerships. Consumer installment loans were $1.61 billion at December 31, 2017, an increase of $179.1 million, or 12.5%, from consumer installment loans of $1.43 billion at December 31, 2016. Consumer installment loans increased $556.4 million, or 63.4%, during 2016 from consumer installment loans of $877.5 million at December 31, 2015 with $158.8 million attributable to the merger with Talmer. At December 31, 2017, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 59.4%; recreational vehicles - 18.1%; marine vehicles - 18.3%; other collateral - 3.4%; and unsecured - 0.8%. Consumer installment loans represented 11.4% of the loan portfolio at December 31, 2017, compared to 11.0% and 12.1% at December 31, 2016 and 2015, respectively.
Home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $829.2 million at December 31, 2017, a decrease of $47.0 million, or 5.4%, from home equity loans of $876.2 million at December 31, 2016. Home equity loans increased $162.3 million, or 22.7%, during 2016 from home equity loans of $713.9 million at December 31, 2015, including $212.5 million attributable to the merger with Talmer. At December 31, 2017, approximately 66.4% of our home equity loans were first lien mortgages and 33.6% were junior lien mortgages. Home equity loans represented 5.9% of the loan portfolio at December 31, 2017, compared to 6.7% and 9.8% at December 31, 2016 and 2015, respectively. Home equity lines of credit comprised $396.2 million, or 47.8%, of our home equity loans at December 31, 2017, compared to $426.5 million, or 48.7%, of home equity loans at December 31, 2016. The majority of our home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. We experienced net credit losses on consumer installment and home equity loans totaling 20 basis points during 2017, compared to 15 basis points during 2016. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. We originate consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rates in Michigan, Ohio and Indiana were 4.7%, 4.7% and 3.4%, respectively, at December 31, 2017, compared to 5.0%, 4.9% and 4.0%, respectively, at December 31, 2016. The national average unemployment rate was 4.1% at December 31, 2017.
Asset Quality
Summary of Impaired Assets and Past Due Loans
A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans included nonperforming loans and all troubled debt restructurings ("TDRs").
Nonperforming assets consist of loans for which the accrual of interest has been discontinued, other real estate owned acquired through acquisitions or mergers, other real estate owned obtained through foreclosures and other repossessed assets. We do not consider accruing TDRs to be nonperforming assets. The level of nonaccrual is an important element in assessing asset quality. We transfer originated loans that are 90 days or more past due to nonaccrual status, unless we believe the loan is both well-secured and in the process of collection. For loans classified as nonaccrual, including those with modifications, we do not expect to receive all principal and interest payments, and therefore, any payments are recognized as principal reductions when received.
Acquired loans, accounted for under ASC 310-30, that are not performing in accordance with contractual terms are not reported as nonperforming because these loans are recorded in pools at their net realizable value based on the principal and interest we expect to collect on these loans.
Nonperforming assets were $71.9 million at December 31, 2017, an increase of $10.4 million, or 16.9%, from $61.5 million at December 31, 2016. The increase in nonperforming assets during 2017 was primarily attributable to two commercial loan credits, each greater than $5 million, added during the year, with significant collateral coverage, partially offset by a decrease in other real estate and repossessed assets. Nonperforming assets decreased $10.6 million, or 14.7%, during 2016 from $72.2 million at December 31, 2015. Nonperforming assets represented 0.37%, 0.35% and 0.79% of total assets at December 31, 2017, 2016 and 2015, respectively. Our nonperforming assets are not concentrated in any one industry or any one geographical area.

The following table provides a five-year history of impaired assets.

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans:
Commercial loan portfolio:
Commercial	$19,691	$13,178	$28,554	$16,418	$18,374
Commercial real estate	29,545	19,877	25,163	24,966	28,598
Real estate construction and land development	77	80	521	387	2,680
Total commercial loan portfolio	49,313	33,135	54,238	41,771	49,652
Consumer loan portfolio:
Residential mortgage	8,635	6,969	5,557	6,706	8,921
Consumer installment	842	879	451	500	676
Home equity	4,305	3,351	1,979	1,667	2,648
Total consumer loan portfolio	13,782	11,199	7,987	8,873	12,245
Total nonaccrual loans	63,095	44,334	62,225	50,644	61,897
Other real estate and repossessed assets	8,807	17,187	9,935	14,205	9,776
Total nonperforming assets	71,902	61,521	72,160	64,849	71,673
Accruing troubled debt restructurings
Commercial loan portfolio	34,484	45,388	46,141	44,450	40,253
Consumer loan portfolio	14,298	17,147	21,037	19,681	17,408
Total performing troubled debt restructurings	48,782	62,535	67,178	64,131	57,661
Total impaired assets	$120,684	$124,056	$139,338	$128,980	$129,334
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding loans accounted for under ASC 310-30
Commercial loan portfolio	$13	$288	$618	$170	$726
Consumer loan portfolio	1,364	995	1,669	1,903	1,271
Total accruing loans contractually past due 90 days or more as to interest or principal payments	$1,377	$1,283	$2,287	$2,073	$1,997
Nonperforming loans as a percent of total loans	0.45%	0.34%	0.86%	0.89%	1.33%
Nonperforming assets as a percent of total assets	0.37%	0.35%	0.79%	0.89%	1.16%
Impaired assets as a percent of total assets	0.63%	0.71%	1.52%	1.76%	2.09%
Nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $29.1 million, $30.5 million, $35.9 million, $37.2 million and $37.3 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. These loans have been modified by providing the borrower a financial concession that is intended to improve the probability of collection of the amounts due.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at December 31, 2017 and 2016 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

(Dollars in thousands)	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
December 31, 2017
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$48,622	$4,618	$—	9%
With valuation allowance and charge-offs	8,591	919	9,335	57%
With charge-offs and no valuation allowance	4,695	—	2,568	35%
Without valuation allowance or charge-offs	21,889	—	—	—%
Total impaired loans to commercial borrowers	$83,797	$5,537	$11,903	18%

December 31, 2016
Impaired loans — originated commercial loan portfolio:
With valuation allowance and no charge-offs	$41,305	$4,377	$—	11%
With valuation allowance and charge-offs	9,115	857	10,524	58%
With charge-offs and no valuation allowance	4,001	—	6,665	62%
Without valuation allowance or charge-offs	24,102	—	—	—%
Total impaired loans to commercial borrowers	$78,523	$5,234	$17,189	23%
After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, we determined that impaired loans in the commercial loan portfolio totaling $57.2 million at December 31, 2017 required a specific allocation of the allowance for loan losses (valuation allowance) of $5.5 million, compared to $50.4 million of impaired loans in the commercial loan portfolio at December 31, 2016 which required a valuation allowance of $5.2 million.
Nonperforming Loans
The following schedule provides the composition of nonperforming loans, by major loan category, as of December 31, 2017 and 2016.

	December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Commercial loan portfolio:
Commercial	$19,691	31.2%	$13,178	29.7%
Commercial real estate	29,545	46.9	19,877	44.8
Real estate construction and land development	77	0.1	80	0.2
Subtotal — commercial loan portfolio	49,313	78.2	33,135	74.7
Consumer loan portfolio:
Residential mortgage	8,635	13.7	6,969	15.7
Consumer installment	842	1.3	879	2.0
Home equity	4,305	6.8	3,351	7.6
Subtotal — consumer loan portfolio	13,782	21.8	11,199	25.3
Total nonperforming loans	$63,095	100.0%	$44,334	100.0%
Total nonperforming loans were $63.1 million at December 31, 2017, an increase of $18.8 million, or 42.3%, compared to $44.3 million at December 31, 2016. The increase in nonperforming loans during 2017 was primarily attributable to commercial real estate and commercial loans downgraded to nonaccrual status. Nonperforming loans in the commercial loan portfolio were $49.3 million at December 31, 2017, an increase of $16.2 million, or 48.8%, from $33.1 million at December 31, 2016. Nonperforming loans in the commercial loan portfolio comprised 78.2% of total nonperforming loans at December 31, 2017, compared to 74.7% at December 31, 2016. Nonperforming loans in the consumer loan portfolio were $13.8 million at December 31, 2017, an increase of $2.6 million, or 23.1%, from $11.2 million at December 31, 2016.

The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during 2017 and 2016:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$44,334	$62,225
Additions during period	57,936	28,263
Principal balances charged off	(13,392)	(12,974)
Transfers to other real estate/repossessed assets	(5,891)	(7,046)
Return to accrual status	(4,606)	(6,410)
Payments received	(15,286)	(19,724)
Balance at end of period	$63,095	$44,334
Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at December 31, 2017 and 2016.

	December 31,
	2017		2016
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
$5,000,000 or more	2	$10,426	—	$—
$2,500,000 - $4,999,999	—	—	1	4,793
$1,000,000 - $2,499,999	7	10,063	7	10,526
$500,000 - $999,999	12	8,593	8	5,652
$250,000 - $499,999	27	9,473	10	3,809
Under $250,000	150	10,758	105	8,355
Total	198	$49,313	131	$33,135
Nonperforming commercial loans were $19.7 million at December 31, 2017, an increase of $6.5 million, or 49.4%, from $13.2 million at December 31, 2016. Nonperforming commercial loans comprised 0.6% of total commercial loans at December 31, 2017, compared to 0.4% at December 31, 2016.
Nonperforming commercial real estate loans were $29.5 million at December 31, 2017, an increase of $9.7 million, or 48.6%, from $19.9 million at December 31, 2016. Nonperforming commercial real estate loans comprised 0.7% of total commercial real estate loans at December 31, 2017, compared to 0.5% at December 31, 2016. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $19.0 million, $5.3 million and $5.2 million, respectively, at December 31, 2017. At December 31, 2017, nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout our market areas. The largest concentrations of the $29.5 million in nonperforming commercial real estate loans at December 31, 2017 were two customer relationships totaling $10.3 million. One customer relationship totaling $5.2 million that was primarily secured by vacant land has been in nonperforming status for over five years. This same customer relationship had nonperforming land development loans of $0.1 million and nonperforming residential mortgage loans of $0.4 million. The other commercial customer relationship totaling $5.1 million was secured by owner occupied real estate.
Nonperforming real estate construction and land development loans were $0.1 million at both December 31, 2017 and December 31, 2016, respectively. Nonperforming real estate construction and land development loans comprised less than 0.1% of total real estate construction and land development loans at both December 31, 2017 and 2016.
At December 31, 2017, nonperforming loans in the commercial loan portfolio of $1.2 million that were secured by real estate and were in various stages of foreclosure, compared to $1.7 million at December 31, 2016.

Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $8.6 million at December 31, 2017, an increase of $1.7 million, or 23.9%, from $7.0 million at December 31, 2016. Nonperforming residential mortgage loans comprised 0.3% of total residential mortgage loans at December 31, 2017, compared to 0.2% of total residential mortgage loans at December 31, 2016. At December 31, 2017, a total of $0.5 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $1.8 million at December 31, 2016.
Nonperforming consumer installment loans were $0.8 million at December 31, 2017, compared to $0.9 million at December 31, 2016. Nonperforming consumer installment loans comprised 0.05% of total consumer installment loans at December 31, 2017 compared to 0.06% at 2016.
Nonperforming home equity loans were $4.3 million at December 31, 2017, an increase of $1.0 million, or 28.5%, from $3.4 million at December 31, 2016. Nonperforming home equity loans comprised 0.5% of total home equity loans at December 31, 2017, compared to 0.4% of total home equity loans at December 31, 2016.
Troubled Debt Restructurings (TDRs)
We assess all loan modifications to determine whether a restructuring constitutes a TDR. A restructuring is considered a TDR when a borrower demonstrates financial difficulties and for which a concession has been granted. We determined that it was probable that certain customers who were past due on their loans, if provided a modification of their loans by reducing their monthly payments, would be able to bring their loan relationships to a performing status. We believe loan modifications will potentially result in a lower level of loan losses and loan collection costs than if we proceeded immediately through the foreclosure process with these borrowers.
Accruing TDRs continue to accrue interest at the loan's original interest rate as we expect to collect the remaining principal balance on the loan. Nonaccrual loans that meet the definition of a TDR do not accrue interest as we do not expect to collect the full amount of principal and interest owed from the borrower on these loans.
The following summarizes TDRs at December 31, 2017 and 2016:

	Accruing TDRs				Total
(Dollars in thousands)	Current	Past Due 31-90 Days	Sub- Total	Nonaccrual TDRs
December 31, 2017
Commercial loan portfolio	$30,706	$3,778	$34,484	$24,358	$58,842
Consumer loan portfolio	13,552	746	14,298	4,748	19,046
Total TDRs	$44,258	$4,524	$48,782	$29,106	$77,888
December 31, 2016
Commercial loan portfolio	$43,041	$2,347	$45,388	$25,397	$70,785
Consumer loan portfolio	16,690	457	17,147	5,134	22,281
Total TDRs	$59,731	$2,804	$62,535	$30,531	$93,066
A summary of changes in accruing TDRs in the commercial loan portfolio follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$45,388	$46,141
Additions for modifications	5,273	13,238
Principal payments and pay-offs	(8,530)	(10,457)
Transfers from nonaccrual status	3,286	2,045
Transfers to nonaccrual status	(10,933)	(5,579)
Balance at end of period	$34,484	$45,388

Other Real Estate and Repossessed Assets
Other real estate and repossessed assets are components of nonperforming assets, included in "Interest receivable and other assets" on our Consolidated Statements of Financial Position. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $8.2 million at December 31, 2017, a decrease of $8.6 million, or 51.3%, from $16.8 million at December 31, 2016. The decrease in ORE during 2017 was primarily attributable to ORE sales. Repossessed assets increased to $0.6 million at December 31, 2017, compared to $0.4 million at December 31, 2016.
The following schedule provides the composition of ORE at December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Composition of ORE:
Vacant land	$2,064	$5,473
Commercial real estate properties	3,363	6,812
Residential real estate properties	2,755	4,527
Total ORE	$8,182	$16,812
The following schedule summarizes ORE activity:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of year	$16,812	$9,716	$13,953
Additions attributable to acquisitions (at fair value)	—	13,227	440
Additions attributable to foreclosures	6,905	9,938	6,957
Write-downs to fair value	(1,640)	(636)	(1,421)
Net payments received	(1,064)	(1,560)	(45)
Dispositions	(12,831)	(13,873)	(10,168)
Balance at end of year	$8,182	$16,812	$9,716
ORE is carried at the lower of cost or fair value less estimated cost to sell. We had $3.7 million in ORE at December 31, 2017 that had been held in excess of one year, of which $1.3 million had been held in excess of three years. We had $10.0 million of nonperforming loans that were in the process of foreclosure at December 31, 2017.
All of our ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at December 31, 2017, the carrying value of ORE of $8.2 million was reflective of $6.4 million in charge-offs, write-downs and acquisition-related fair value adjustments.
During 2017, we sold 249 ORE properties for net proceeds of $15.9 million. On an average basis, the net proceeds from these sales represented 121% of the carrying value of the property at the time of sale, with the net proceeds representing 81% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
Allowance for Loan Losses
The allowance for loan losses ("allowance") provides for probable losses in the originated loan portfolio that have been identified for probable losses believed to be inherent in the loan portfolio.

The originated allowance is comprised of specific valuation allowances (assessed for originated loans that have known credit weaknesses and are considered impaired), pooled allowances based on assigned risk ratings and historical loan loss experience for each loan type, and a qualitative allowance based on environmental factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience. Our methodology for measuring the adequacy of the originated allowance is comprised of several key elements, which include a review of the loan portfolio, both individually and by category, and consideration of changes in the mix and volume of the loan portfolio, actual delinquency and loan loss experience, review of collateral values, the size and financial condition of the borrowers, industry and geographical exposures within the portfolio, economic conditions and employment levels of our local markets and other factors affecting business sectors.
The allowance for each acquired loan portfolio was not carried over on the date of each respective acquisition. Instead, the acquired loans were recorded at their estimated fair values at each acquisition date, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, an allowance is established and allocated to acquired loans. The acquired allowance is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. The allowance is evaluated utilizing the key assumptions and estimates, similar to the initial estimate of fair value. Management must use judgment to develop its estimates of cash flows for acquired loans, which are impacted by many factors, including changes in property values, default rates, loss severities and prepayment speeds. As a result of the significant amount of judgment involved in estimating future cash flows expected to be collected for acquired loans, the adequacy of the allowance could be significantly impacted by changes in expected cash flows resulting from changes in credit quality of acquired loans. We had no allowance for the acquired loan portfolio at December 31, 2017 or December 31, 2016.
We evaluate the originated and acquired allowances on a quarterly basis in an effort to ensure the level is adequate to absorb probable losses inherent in the loan portfolios. This evaluation process is inherently subjective as it requires estimates that may be susceptible to significant change and has the potential to affect net income materially. We believe that the allowances are currently maintained at an appropriate level, considering the inherent risk in the loan portfolios. Future significant adjustments to the allowances may be necessary due to changes in economic conditions, delinquencies or the level of loan losses incurred.
The following schedule summarizes information related to the allowance for loan losses:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses:
Originated loans	$91,887	$78,268	$73,328	$75,183	$78,572
Acquired loans	—	—	—	500	500
Total	$91,887	$78,268	$73,328	$75,683	$79,072
Nonperforming loans	$63,095	$44,334	$62,225	$50,644	$61,897
Allowance for originated loans as a percent of:
Total originated loans	0.94%	1.05%	1.26%	1.51%	1.81%
Nonperforming loans	146%	177%	118%	148%	127%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	157%	194%	169%	216%	191%

A summary of the activity in the allowance for loan losses for the five years ended December 31, 2017 is included in the table below.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses - originated loan portfolio
Allowance for loan losses - beginning of year	$78,268	$73,328	$75,183	$78,572	$83,991
Provision for loan losses	23,300	14,875	6,500	6,100	11,000
Loan charge-offs:
Commercial	(7,274)	(6,012)	(3,051)	(3,169)	(4,104)
Commercial real estate	(1,286)	(2,852)	(2,693)	(2,929)	(7,363)
Real estate construction and land development	(10)	(42)	(141)	(301)	(813)
Residential mortgage	(1,206)	(1,080)	(2,427)	(2,277)	(2,878)
Consumer installment	(6,281)	(4,751)	(4,182)	(4,194)	(3,993)
Home equity	(810)	(565)	(507)	(1,359)	(1,995)
Total loan charge-offs	(16,867)	(15,302)	(13,001)	(14,229)	(21,146)
Recoveries of loans previously charged off:
Commercial	2,075	1,258	970	900	1,783
Commercial real estate	2,420	1,791	1,218	873	1,086
Real estate construction and land development	—	36	—	836	23
Residential mortgage	472	376	515	651	346
Consumer installment	2,049	1,703	1,391	1,279	1,350
Home equity	170	203	552	201	139
Total loan recoveries	7,186	5,367	4,646	4,740	4,727
Net loan charge-offs	(9,681)	(9,935)	(8,355)	(9,489)	(16,419)
Allowance for loan losses - end of year	91,887	78,268	73,328	75,183	78,572
Allowance for loan losses - acquired loan portfolio
Allowance for loan losses - beginning of period	—	—	500	500	500
Provision for loan losses	—	—	—	—	—
Net loan charge-offs - acquired (commercial)	—	—	(500)	—	—
Allowance for loan losses - end of period	—	—	—	500	500
Total allowance for loan losses	$91,887	$78,268	$73,328	$75,683	$79,072
Net loan charge-offs as a percentage of average loans outstanding	0.07%	0.11%	0.13%	0.19%	0.38%
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

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Originated loans:
Commercial	$25,329	17%	$22,388	14%	$21,909	20%	$17,951	22%	$18,251	24%
Commercial real estate	35,118	19	25,396	15	22,810	20	23,547	21	23,753	23
Real estate construction and land development	5,686	4	3,417	2	2,515	3	2,658	3	2,478	2
Residential mortgage	13,375	14	13,760	11	14,308	17	11,286	18	12,850	20
Consumer Installment	8,577	11	8,907	10	5,677	12	9,411	14	8,728	14
Home equity	3,802	4	4,400	5	6,109	8	7,606	10	8,067	11
Unallocated	—	—	—	—	—	—	2,724	—	4,445	—
Subtotal — originated loans	91,887	69%	78,268	57%	73,328	80%	75,183	88%	78,572	94%
Acquired loans	—	31%	—	43%	—	20%	500	12%	500	6%
Total	$91,887	100%	$78,268	100%	$73,328	100%	$75,683	100%	$79,072	100%
Deposits
Total deposits were $13.64 billion at December 31, 2017, an increase of $0.77 billion, or 6.0%, from total deposits at December 31, 2016 of $12.87 billion. The increase in total deposits during 2017 was attributable to growth in customer deposits, which included increases in noninterest-bearing demand deposits, savings deposits and time deposits of $644.27 million and brokered deposits of $226.8 million, partially offset by a decrease in interest-bearing demand deposits of $101.4 million. Interest and noninterest-bearing demand deposit and savings accounts were $10.11 billion at December 31, 2017, compared to $9.86 billion at December 31, 2016. Time and brokered deposits were $3.54 billion at December 31, 2017, compared to $3.01 billion at December 31, 2016.
It is our strategy to develop customer relationships that will drive core deposit growth and stability. Our competitive position within many of our market areas has historically limited our ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout our markets during 2017 and 2016, our efforts to expand deposit relationships with existing customers, our financial strength and a general trend in customers holding more liquid assets have resulted in continuing increases in customer deposits.

At December 31, 2017, time deposits, which consist of certificates of deposit, including CDARs, IRA deposits and other brokered funds, totaled $3.22 billion, of which $2.17 billion have stated maturities in 2018. We expect the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of time deposits as of December 31, 2017:

(Dollars in thousands)	Amount	Weighted Average Interest Rate
2018 maturities:
First quarter	$707,791	0.86%
Second quarter	502,624	1.07
Third quarter	682,064	1.27
Fourth quarter	276,379	1.08
Total 2018 maturities	2,168,858	1.07
2019 maturities	646,514	1.35
2020 maturities	183,101	1.41
2021 maturities	134,806	1.55
2022 maturities and beyond	83,928	1.57
Total time deposits	$3,217,207	1.18%

The below table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2017. Time deposits of $100,000 or more totaled $2.20 billion and represented 16.2% of total deposits at December 31, 2017.

	December 31, 2017
(Dollars in thousands)	Amount	Percent
Maturity:
Within 3 months	$548,888	24.9%
After 3 but within 6 months	458,545	20.8
After 6 but within 12 months	668,156	30.3
After 12 months	529,133	24.0
Total	$2,204,722	100.0%
Borrowed Funds
Borrowed funds consist of securities sold under agreements to repurchase with customers, short-term borrowings and long-term borrowings. Short-term borrowings, which generally have an original term to maturity of 30 days or less, consist of short-term Federal Home Loan Bank ("FHLB") advances and federal funds purchased which are utilized to fund short-term liquidity needs. Long-term borrowings consist of securities sold under agreements to repurchase with an unaffiliated third-party financial institution, long-term FHLB advances, a non-revolving line-of-credit, a revolving line-of-credit and subordinated debt obligations.
Securities Sold Under Agreements to Repurchase with Customers
Securities sold under agreements to repurchase with customers represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation (FDIC) insurance. These funds have been a stable source of liquidity for Chemical Bank, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. Securities sold under agreements to repurchase with customers do not qualify as sales for accounting purposes. Securities sold under agreements to repurchase with customers were $415.2 million and $343.0 million at December 31, 2017 and 2016, respectively.

Short-term Borrowings
Short-term borrowings were $2.0 billion and $0.8 billion at December 31, 2017 and 2016, respectively. Short-term borrowings increased $1.2 billion, or 142.4%, during 2017, primarily due to the addition of short-term FHLB advances utilized to fund short-term liquidity needs resulting from loan growth and an increase in investment securities.
FHLB advances are borrowings from the Federal Home Loan Bank are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of loans eligible as collateral under the blanket security agreement was $7.36 billion at December 31, 2017. The average daily balance, average interest rate during the period and maximum month-end balance of short-term FHLB advances during the year ended December 31, 2017 was $1.6 billion, 1.18%, and $2.0 billion, respectively. The average daily balance, average interest rate during the period and maximum month-end balance of short-term FHLB advances during years ended December 31, 2016 and 2015 were $277.4 million, 0.49%, and $825.0 million and $89.2 million, 0.23% and $280.0 million, respectively. We rely on short-term FHLB advances to cover short-term liquidity needs.
Long-term Borrowings
Long-term borrowings were $372.9 million and $597.8 million at December 31, 2017 and 2016, respectively. Long-term borrowings decreased $225.0 million, or 37.6%, during 2017, primarily due to our decision to pay down the remaining balance on the non-revolving line-of-credit that was added in conjunction with our merger with Talmer.

A summary of the composition of long-term borrowings follows:

	December 31,
(Dollars in thousands)	2017	2016
Long-term borrowings:
Long-term FHLB advances	$337,204	$438,538
Securities sold under agreement to repurchase	—	19,144
Non-revolving line-of-credit	19,963	124,625
Subordinated debt obligations	15,715	15,540
Total long-term borrowings	$372,882	$597,847

In conjunction with our merger with Talmer, we entered into a credit agreement of $145.0 million consisting of a $125.0 million term line-of credit and a $20.0 million revolving line-of-credit. The $20.0 million revolving line-of-credit and $105.0 million of the term line of credit was available for use at December 31, 2017.
Securities sold under agreements to repurchase with an unaffiliated third-party financial institution represent financing arrangements that are secured by available-for-sale investment securities. These borrowings were obtained as part of our Lake Michigan acquisition and our merger with Talmer and were repaid during the year ended December 31, 2017.
Contractual Obligations and Credit-Related Commitments
We have various financial obligations, including contractual obligations and commitments, which may require future cash payments. Refer to Notes 1, 13, 14 and 15 to our Consolidated Financial Statements for a further discussion of these contractual obligations.

Contractual Obligations
The following schedule summarizes noncancelable contractual obligations and future required minimum payments at December 31, 2017.

	December 31, 2017
	Minimum Payments Due by Period
(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:
Deposits with no stated maturity(1)	$10,425,596	$—	$—	$—	$10,425,596
Time deposits with a stated maturity(1)	2,168,858	829,615	215,975	2,759	3,217,207
Securities sold under agreements to repurchase with customers	350,846	64,390	—	—	415,236
Short-term borrowings(1)	2,000,000	—	—	—	2,000,000
Long-term borrowings(1)	147,065	210,102	—	15,715	372,882
Operating leases and noncancelable contracts(2)	22,973	40,295	36,906	33,775	133,949
Other contractual obligations(3)	30,817	17,779	147	383	49,126
Total contractual obligations	$15,146,155	$1,162,181	$253,028	$52,632	$16,613,996

(1)	Deposits, short-term borrowings and long-term borrowings exclude accrued interest.

(2)
Future minimum lease payments are reduced by $859 thousand related to sublease income to be received in the following periods: $218 thousand (less than 1 year); $430 thousand (1 to 3 years) and $211 thousand (3 to 5 years).

(3)	Includes commitments to fund qualified low income housing and other tax investment projects, private equity capital investments and other similar types of investments.
Credit-Related Commitments
We also have credit-related commitments that may impact liquidity. The following schedule summarizes credit-related commitments and expected expiration dates by period as of December 31, 2017.

(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit:
Loans to commercial borrowers	$992,396	$641,792	$215,686	$450,924	$2,300,798
Loans to consumer borrowers	231,170	157,792	139,078	200,677	728,717
Total unused commitments to extend credit	1,223,566	799,584	354,764	651,601	3,029,515
Undisbursed loan commitments(1)	571,037	—	—	—	571,037
Standby letters of credit	111,748	26,989	23,814	25,020	187,571
Total credit-related commitments	$1,906,351	$826,573	$378,578	$676,621	$3,788,123

(1)	Excludes $92.1 million of residential mortgage loan originations that were expected to be sold in the secondary market.
Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements. Refer to Note 13 to our Consolidated Financial Statements for a further discussion of these obligations.
Cash Dividends
Annual cash dividends paid per common share over the past five years were as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
Annual Cash Dividend (per common share)	$1.10	$1.06	$1.00	$0.94	$0.87
We have paid regular cash dividends every quarter since we began operating as a bank holding company in 1973. The earnings of Chemical Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, legal and regulatory restraints and other factors affecting the Corporation and Chemical Bank. On January 23, 2018, we declared a cash dividend on our common stock of $0.28 per share. The dividend will be paid on March 16, 2018 to shareholders of record as of March 2, 2018. Refer to Note 20 to our Consolidated Financial Statements for a further discussion of factors affecting cash dividends.
Capital
Capital supports current operations and provides the foundation for future growth and expansion. Total shareholders' equity was $2.67 billion at December 31, 2017, an increase of $87.2 million, or 3.4%, from total shareholders' equity of $2.58 billion at December 31, 2016. Total shareholders' equity as a percentage of total assets was 13.8% at December 31, 2017, compared to 14.9% at December 31, 2016. Tangible equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $1.51 billion and $1.43 billion at December 31, 2017 and 2016, respectively. Our tangible equity to tangible assets ratio was 8.3% and 8.8% at December 31, 2017 and 2016, respectively. Tangible equity and the tangible equity to tangible assets ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures" for a reconciliation to the closest GAAP financial measure.
Regulatory Capital
Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets for the Corporation and Chemical Bank totaled $14.74 billion and $14.70 billion, respectively, at December 31, 2017, compared to $13.42 billion and $13.36 billion, respectively, at December 31, 2016. The increase in risk-weighted assets during 2017 was largely attributable to originated loan growth.
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
The Corporation and Chemical Bank both continue to maintain strong capital positions, which exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at December 31, 2017, as shown in the following schedule:

	December 31, 2017
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	8.3%	10.2%	10.2%	11.0%
Chemical Bank	8.4	10.3	10.3	11.0
Minimum required for capital adequacy purposes plus conservation buffer	4.0	5.8	7.3	9.3
Minimum required for "well-capitalized" capital adequacy purposes	5.0	6.5	8.0	10.0
As of December 31, 2017, the Corporation and Chemical Bank's capital ratios exceeded the minimum levels required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 20 to our Consolidated Financial Statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.
Common Stock Repurchase Programs
From time to time, the board of directors approves common stock repurchase programs allowing the repurchase of shares of our common stock in the open market. The repurchased shares are available for later reissuance in connection with potential future stock dividends, employee benefit plans and other general corporate purposes. Under these programs, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, including the projected parent company cash flow requirements and our share price.
In January 2008, the board of directors authorized the repurchase of up to 500,000 shares of our common stock under a stock repurchase program. In November 2011, the board of directors reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of our common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2017, there were 500,000 remaining shares available for repurchase under our stock repurchase program.
Shelf Registration
On May 10, 2017, we filed an updated automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (SEC) for an indeterminate amount of securities, which became immediately effective. The shelf registration statement provides us with the ability to raise capital, subject to SEC rules and limitations, if the board of directors decides to do so.
Results of Operations
Overview
Net income in 2017 was $149.5 million, or $2.08, per diluted share, compared to net income in 2016 of $108.0 million, or $2.17 per diluted share, and net income in 2015 of $86.8 million, or $2.39 per diluted share. Net income, excluding significant items, a non-GAAP financial measure, which for 2017 excludes the fourth quarter of 2017 charge to income tax expense of $46.7 million resulting from the revaluation of our net deferred tax assets completed following the signing of the Tax Cuts and Jobs Act in December 2017, merger and restructuring expenses of $28.4 million and fourth quarter of 2017 losses of $7.6 million on sales of investment securities as part of our treasury and tax management objectives, was $219.6 million, or $3.06 per diluted share, in 2017. Net income in 2016, excluding significant items, a non-GAAP financial measure which for 2016 excludes merger expenses of $61.1 million and a $7.4 million net gain on the sales of branches, was $143.7 million, or $2.88 per diluted share and net income in 2015, excluding significant items, a non-GAAP financial measure which for 2015 excludes merger expenses of $7.8 million, was $92.3 million, or $2.54 per diluted share. The increase in net income in 2017, excluding significant items, compared to 2016, was primarily attributable to an increase in net interest income, resulting from an increase in average loans and securities and the impact of our merger with Talmer, while the increase in net income in 2016, excluding significant items, compared to 2015, was primarily attributable to incremental earnings resulting from our merger with Talmer.
Our return on average assets was 0.81% in 2017, 0.90% in 2016, and 1.02% in 2015 and our return on average shareholders' equity was 5.7% in 2017, 7.0% in 2016 and 9.4% in 2015. Our return on average assets, excluding the significant items described above for each period, a non-GAAP financial measure, was 1.19% in both 2017 and 2016, and 1.09% in 2015 and our return on average shareholders' equity was 8.4% in 2017, 9.3% in 2016 and 10.0% in 2015.
Please refer to the section entitled "Non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measures.
Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB) and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income is our largest source of net revenue (net interest income plus noninterest income), representing 79.5%, 75.7% and 77.4% of net revenue in 2017, 2016 and 2015, respectively. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates

The following table presents the average daily balances of our major categories of assets and liabilities, interest income and expense on a fully tax equivalent (FTE) basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for 2017, 2016 and 2015. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. Please refer to the section entitled "Non-GAAP Financial Measures."

	Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate (1)	Average Balance	Interest (FTE)	Effective Yield/ Rate (1)	Average Balance	Interest (FTE)	Effective Yield/ Rate (1)
Assets
Interest-earning assets:
Loans(2)	$13,607,683	$576,429	4.24%	$9,304,573	$386,575	4.15%	$6,594,507	$274,341	4.16%
Taxable investment securities	1,431,167	31,496	2.20	706,567	10,989	1.56	683,612	8,786	1.29
Tax-exempt investment securities	905,831	28,120	3.10	595,677	18,929	3.18	415,092	13,956	3.36
Other interest-earning assets	157,738	4,924	3.12	55,341	1,973	3.57	34,188	1,648	4.82
Interest-bearing deposits with FRB and other banks and federal funds sold	298,006	4,244	1.42	194,637	1,555	0.80	123,735	510	0.41
Total interest-earning assets	16,400,425	645,213	3.93%	10,856,795	420,021	3.87%	7,851,134	299,241	3.81%
Less: Allowance for loan losses	(82,644)			(73,136)			(75,378)
Other assets:
Cash and cash due from banks	235,621			186,706			155,109
Premises and equipment	144,114			118,080			105,904
Interest receivable and other assets	1,767,640			948,710			444,459
Total assets	$18,465,156			$12,037,155			$8,481,228
Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,753,294	$4,870	0.18%	$2,143,064	$3,277	0.15%	$1,661,592	$1,465	0.09%
Savings deposits	3,940,499	13,049	0.33	2,534,038	2,877	0.11	1,947,659	1,512	0.08
Time deposits	3,014,302	28,808	0.96	2,154,118	16,867	0.78	1,557,425	12,429	0.80
Short-term borrowings	1,978,951	20,321	1.03	571,510	1,660	0.29	420,529	453	0.11
Long-term borrowings	455,246	7,509	1.67	418,636	4,617	1.10	117,000	1,922	1.64
Total interest-bearing liabilities	12,142,292	74,557	0.61	7,821,366	29,298	0.37	5,704,205	17,781	0.31
Noninterest-bearing deposits	3,547,271	—	—	2,566,342	—	—	1,791,991	—	—
Total deposits and borrowed funds	15,689,563	74,557	0.48	10,387,708	29,298	0.28	7,496,196	17,781	0.24
Interest payable and other liabilities	147,731			102,726			65,704
Shareholders' equity	2,627,862			1,546,721			919,328
Total liabilities and shareholders' equity	$18,465,156			$12,037,155			$8,481,228
Net Interest Spread (average yield earned minus average rate paid)			3.32%			3.50%			3.50%
Net Interest Income (FTE)		$570,656			$390,723			$281,460
Net Interest Margin (Net interest income (FTE) divided by total average interest-earning assets)			3.48%			3.60%			3.58%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$570,656			$390,723			$281,460
Adjustments for taxable equivalent interest(1):
Loans		(3,301)			(3,030)			(2,569)
Tax-exempt investment securities		(9,777)			(6,612)			(4,883)
Total taxable equivalent interest adjustments		(13,078)			(9,642)			(7,452)
Net interest income (GAAP)		$557,578			$381,081			$274,008
Net interest margin (GAAP)		3.40%			3.51%			3.49%

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

Net interest income (FTE) of $570.7 million in 2017 was $179.9 million, or 46.1%, higher than net interest income (FTE) of $390.7 million in 2016. The increase in net interest income (FTE) in 2017, compared to 2016, was primarily attributable to originated loan growth, an increase in the investment securities portfolio and an increase in interest accretion from purchase accounting discounts on acquired loans. The net interest margin (FTE) was 3.48% in 2017, compared to 3.60% in 2016. The average yield on interest-earning assets increased six basis points to 3.93% in 2017 from 3.87% in 2016, with the increase primarily attributable to increases and improvement in yield earned in our investment securities portfolio. Interest accretion from purchase accounting discounts on acquired loans contributed 20 basis points to the net interest margin (FTE) in 2017, compared to nine basis points in 2016, with the increase primarily due to the addition of the loans from our merger with Talmer in August of 2016. The average yield on loans increased nine basis points to 4.24% in 2017 from 4.15% in 2016, primarily due to the increased benefit from interest accretion from purchase accounting discounts on acquired loans. The average cost of interest-bearing liabilities increased 24 basis points to 0.61% in 2017 from 0.37% in 2016, primarily due to an increase in short-term borrowings and deposit rates, both resulting from a rise in market rates.
Net interest income (FTE) of $390.7 million in 2016 was $109.3 million, or 38.8%, higher than net interest income (FTE) of $281.5 million in 2015. The increase in net interest income (FTE) in 2016, compared to 2015, was primarily attributable to an increase of $2.71 billion in the average volume of loans outstanding which included the impact of $4.88 billion of loans from the Talmer merger. The net interest margin (FTE) was 3.60% in 2016, compared to 3.58% in 2015. The average yield on interest-earning assets increased six basis points to 3.87% in 2016 from 3.81% in 2015, with the increase primarily attributable to the benefit received from the increase in the average volume of loans outstanding. The average yield on loans decreased one basis point to 4.15% in 2016 from 4.16% in 2015. The average cost of interest-bearing liabilities increased six basis points to 0.37% in 2016 from 0.31% in 2015, with the increase attributable to the change in funding mix, in part due to the Talmer merger and the increase in deposit rates due to a rise in market rates.
Changes in our net interest income are influenced by a variety of factors, including changes in the level and mix of interest-earning assets and interest-bearing liabilities, current and prior years' interest rate changes, the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in our markets. Risk management plays an important role in our level of net interest income. The ineffective management of credit risk, and more significantly interest rate risk, can adversely impact our net interest income. Management monitors our Consolidated Statement of Financial Position to reduce the potential adverse impact on net interest income caused by significant changes in interest rates. Our policies in this regard are further discussed in the section captioned "Market Risk" in Item 7A of this Annual Report.
The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was increased to 3.75% from the previous rate of 3.50% in December 2016, increased to 4.00% in March 2017, increased to 4.25% in June 2017, and increased again to 4.50% in December 2017. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of our variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
We are primarily funded by core deposits, which are a lower-cost funding base than wholesale funding and historically has had a positive impact on our net interest income and net interest margin.

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

	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
(Dollars in thousands)	Average Volume(1)	Average Yield/ Rate(1)		Average Volume(1)	Average Yield/ Rate(1)
Changes in Interest Income on Interest-Earning Assets:
Loans	$185,042	$4,812	$189,854	$114,289	$(2,055)	$112,234
Taxable investment securities/other assets	17,914	5,544	23,458	1,144	1,384	2,528
Tax-exempt investment securities	9,689	(498)	9,191	5,781	(808)	4,973
Interest-bearing deposits with the FRB and other banks	1,615	1,074	2,689	730	315	1,045
Total change in interest income on interest-earning assets	214,260	10,932	225,192	121,944	(1,164)	120,780
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	1,015	578	1,593	485	1,327	1,812
Savings deposits	3,726	6,446	10,172	537	828	1,365
Time deposits	7,995	3,946	11,941	4,800	(362)	4,438
Short-term borrowings	13,776	4,885	18,661	3,265	(433)	2,832
Long-term borrowings	950	1,942	2,892	1,007	62	1,069
Total change in interest expense on interest-bearing liabilities	27,462	17,797	45,259	10,094	1,422	11,516
Total Change in Net Interest Income (FTE)(2)	$186,798	$(6,865)	$179,933	$111,850	$(2,586)	$109,264

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

Provision for Loan Losses
The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $23.3 million in 2017, compared to $14.9 million in 2016 and $6.5 million in 2015. The increase in the provision in 2017, compared to 2016, was primarily due to an increase in originated loan growth. Originated loan growth was $2.29 billion in 2017, which was partially offset by run-off in the acquired loan portfolio of $1.12 billion during the same period. All acquired loans were recorded at their estimated fair value at each respective acquisition date without a carryover of the related allowance and, as of December 31, 2017, no allowance was determined to be needed for acquired loans as a decrease in expected cash flows was not evident.
We experienced net loan charge-offs of $9.7 million in 2017, compared to $9.9 million in 2016 and $8.9 million in 2015. Net loan charge-offs as a percentage of average loans were 0.07% in 2017, compared to 0.11% in 2016 and 0.13% in 2015. Net loan charge-offs in the commercial loan portfolio totaled $4.1 million in 2017, compared to $5.8 million in 2016 and $4.2 million in 2015 and represented 42.1% of total net loan charge-offs during 2017, compared to 58.6% during 2016 and 47.4% during 2015. Net loan charge-offs in the consumer loan portfolio totaled $5.6 million in 2017, compared to $4.1 million in 2016 and $4.7 million in 2015.

The provision of $23.3 million in 2017 was $13.6 million higher than 2017 net loan charge-offs, and the provision of $14.9 million in 2016 was $4.9 million higher than 2016 net loan charge-offs. The provision was higher in both 2017 and 2016 primarily related to the impact of the significant increase in originated growth in the loan portfolio in each period.

Noninterest Income
The following table presents the major components of noninterest income:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Noninterest income
Service charges and fees on deposit accounts	$35,001	$28,136	$25,481
Wealth management revenue	25,512	22,601	20,552
Electronic banking fees	24,247	23,433	19,119
Net gain on sale of loans and other mortgage	38,580	16,747	6,133
Change in fair value in loan servicing rights(1)	(6,375)	5,112	—
Other fees for customer services	6,730	4,939	4,428
Insurance commissions	1,794	1,874	1,966
(Loss) gain on sale of investment securities	(7,388)	129	630
Bank-owned life insurance	4,818	1,836	646
Rental income	762	592	466
Gain on sale of branch offices	—	7,391	—
Gain on sale of closed branch offices and other assets	—	—	266
Other	20,338	9,560	529
Total noninterest income	$144,019	$122,350	$80,216
Significant items(2)	(7,556)	7,391	—
Noninterest income excluding significant items(2)(3)	$151,575	$114,959	$80,216
Noninterest income as a percentage of:
Net revenue (net interest income plus noninterest income)	20.5%	24.3%	22.6%
Average total assets	0.78%	1.02%	0.95%
Net revenue, excluding significant items(2)(3)	21.37%	23.18%	22.65%
Average total assets, excluding significant items(2)(3)	0.82%	0.96%	0.95%

(1)	Included within the line item "Net gain on sale of loans and other mortgage banking revenue" in our Consolidated Statements of Income.

(2)
For 2017, "significant items" include the fourth quarter of 2017 losses on sales of investment securities taken as part of our treasury and tax management objectives following the signing of the Tax Cuts and Jobs Act. For 2016, "significant items" include merger expenses and net gain on the sales of branch offices.

(3)	Noninterest income, excluding significant items, as a percentage of net revenue and average total assets, are non-GAAP financial measures. See the section entitled "Non-GAAP Financial Measures."

Noninterest income was $144.0 million in 2017, $122.4 million in 2016 and $80.2 million in 2015. Noninterest income in 2017 included a $7.6 million loss incurred on sales of investment securities in the fourth quarter as part of our treasury and tax management objectives following the signing of the Tax Cuts and Jobs Act, noted as a significant item for 2017, and 2016 included $7.4 million of net gain on the sales of branches, noted as a significant item for 2016. Excluding these significant items in each applicable period, noninterest income increased $36.6 million, or 31.9%, in 2017, compared to 2016, with the increase primarily attributable to the incremental revenue resulting from the addition of Talmer into our operations in addition to organic growth in deposits and services. Noninterest income, excluding the gain on the sales of branch offices in 2016 increased $34.7 million, or 43.3%, in 2016, compared to 2015, with the increase primarily attributable to the incremental revenue resulting from our transactions with Talmer, Lake Michigan and Monarch.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $35.0 million in 2017, $28.1 million in 2016 and $25.5 million in 2015. Service charges and fees on deposit accounts increased $6.9 million, or 24.4%, in 2017, compared to 2016, and $2.7 million, or 10.4%, in 2016, compared to 2015, due primarily to additional fees earned as a result of our merger with Talmer and organic growth in customer deposit accounts. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $25.1 million in 2017, compared to $21.0 million in 2016 and $18.7 million in 2015.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Wealth management revenue was $25.5 million in 2017, $22.6 million in 2016 and $20.6 million in 2015. Wealth management revenue increased $2.9 million, or 12.9%, in 2017, compared to 2016, and wealth management revenue increased $2.0 million, or 10.0%, in 2016, compared to 2015, with the increases due primarily to a combination of improving equity market performance that led to increased assets under management, growth in assets under management resulting from new customer accounts and the impact of our merger with Talmer.
At December 31, 2017, the estimated fair value of trust assets under administration was $5.13 billion (including discretionary assets of $2.67 billion and nondiscretionary assets of $2.46 billion), compared to $4.41 billion at December 31, 2016 (including discretionary assets of $2.43 billion and nondiscretionary assets of $1.97 billion), and $3.71 billion at December 31, 2015 (including discretionary assets of $2.11 billion and nondiscretionary assets of $1.60 billion). Wealth management revenue also includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $5.2 million in 2017, compared to $4.7 million in 2016 and $3.9 million in 2015. We had customer assets in the Chemical Financial Advisors program of $1.31 billion at December 31, 2017, compared to $1.15 billion at December 31, 2016 and $0.87 billion at December 31, 2015.
Electronic banking fees, which represent income earned from ATM transactions, debit card activity and internet banking fees, were $24.2 million in 2017, $23.4 million in 2016 and $19.1 million in 2015. Electronic banking fees increased $0.8 million, or 3.5%, in 2017, compared to 2016, and increased $4.3 million, or 22.6%, in 2016, compared to 2015. The slight increase in electronic banking fees in 2017, compared to 2016, was primarily due to a combination of a higher volume of customers due to our merger with Talmer, partially offset by a reduction in interchange fees resulting from limitations set by the Durbin amendment, which became effective for us on July 1, 2017.
Net gain on sale of loans and other mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market and other loan sales. MBR was $32.2 million in 2017, $21.9 million in 2016 and $6.1 million in 2015. MBR increased $10.3 million, or 47.3%, in 2017, compared to 2016, due primarily to the impact of our merger with Talmer and a higher volume of loans sold in the secondary market. These increases were partially offset by the change in fair value in loan servicing rights recognized, which was a detriment of $6.4 million in 2017, compared to income of $5.1 million in 2016. MBR increased $15.7 million, in 2016, compared to 2015, due primarily to the impact of our merger with Talmer and a higher volume of loans sold in the secondary market. We sold $806.8 million of residential mortgage loans in the secondary market during 2017, compared to $707.8 million during 2016 and $222.6 million during 2015. At December 31, 2017, we were servicing $7.11 billion of residential mortgage loans that had been originated in our market areas and subsequently sold in the secondary market, compared to $7.37 billion at December 31, 2016 and $2.08 billion at December 31, 2015.
We sell residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include our entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of the loss incurred by the buyer or a requirement for us to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase demands and loss indemnifications received are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. We maintain a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification requests, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. We record losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of its MBR in the period incurred. The reserve for probable losses was $5.3 million at December 31, 2017, compared to $6.5 million at December 31, 2016.
All other categories of noninterest income-other fees for customer services, insurance commissions, (loss) gain on investment securities, bank-owned life insurance, rental income, gain on sale of branch offices (in 2016), gain on sale of closed branch offices and other assets (in 2015) and other noninterest income-totaled $27.1 million in 2017, $18.9 million in 2016 and $8.9 million in 2015. (Loss) gain on investment securities for 2017 included the loss incurred on the sales of investment securities late in the fourth quarter of 2017 as part of our treasury and tax management objectives following the signing of the Tax Cuts and Jobs Act. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services. The increase in all other categories of noninterest income during 2017, compared to 2016 and 2015, was largely attributable to incremental revenue resulting from the impact of our merger with Talmer.

Operating Expenses
The following table presents the major categories of operating expenses:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Operating expense
Salaries and wages	$179,992	$135,407	$104,490
Employee benefits	33,836	29,806	23,430
Occupancy	30,554	23,525	18,213
Equipment and software	32,248	24,408	18,569
Outside processing and service fees	35,142	21,199	15,207
FDIC insurance premiums	11,190	7,407	5,485
Professional fees	11,507	5,832	4,842
Intangible asset amortization	6,089	5,524	4,389
Advertising and marketing	5,907	3,740	3,288
Postage and express mail	5,309	3,777	3,313
Training, travel and other employee expenses	6,572	4,025	3,224
Telephone	3,704	2,964	2,608
Supplies	2,614	2,318	2,216
Donations	1,775	1,951	1,375
Credit-related expenses	5,772	(2,701)	632
Merger expenses	8,522	61,134	7,804
Restructuring expenses	19,880	—	—
Impairment of federal historic income tax credits	9,252	—	—
Other	12,129	8,102	4,809
Total operating expenses	$421,994	$338,418	$223,894
Operating expenses, core(non-GAAP)(1)(2)	$384,340	$277,284	$216,090
Full-time equivalent staff (at December 31)	3,010	3,261	2,116
Average assets	$18,465,156	$12,037,155	$8,481,228
Efficiency ratio - GAAP	60.1%	67.2%	63.2%
Efficiency ratio - adjusted non-GAAP(2)	51.9%	54.4%	58.7%
Total operating expenses as a percentage of total average assets	2.29%	2.81%	2.64%
Total operating expenses as a percentage of total average assets - adjusted non-GAAP (2)	2.08%	2.30%	2.55%

(1)	Excludes certain "significant items" defined as merger expenses, restructuring expense and impairment of income tax credits for 2017 and merger expenses for 2016 and 2015.

(2)	Please refer to the section entitled "Non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measure.

Total operating expenses were $422.0 million in 2017, $338.4 million in 2016 and $223.9 million in 2015. Operating expenses included $28.4 million of aggregate merger and restructuring expenses and $9.3 million of impairment taken on historic federal income tax credits placed into service in 2017, explained further below, each noted as significant items for 2017, and $61.1 million of merger expenses in 2016 and $7.8 million of merger expenses in 2015 each noted as significant items for 2016 and 2015. Operating expenses, core, a non-GAAP financial measure that excludes these significant items for each applicable period, was $384.3 million in 2017, an increase of $107.1 million, or 38.6%, over operating expenses, core, of $277.3 million in 2016, due largely to incremental operating costs associated with our merger with Talmer. Operating expenses, core, increased $61.2 million, or 28.3%, in 2016, compared to 2015, due largely to a combination of incremental operating costs associated with our merger with Talmer and our acquisitions of Lake Michigan and Monarch.

Restructuring expenses of $19.9 million in 2017 were incurred as a result of our restructuring efforts that took place during the second half of the year. The restructuring efforts included an approximate 7% net reduction in total employees, the consolidation of 25 branches, the discontinuation of our title insurance services, which was operating with approximately breakeven financial results, and a reduction of resources devoted to indirect auto lending, The restructuring efforts produced more than $20 million of annualized savings, while half, or more, is planned to be reinvested in the hiring of new commercial bankers and key operational staff as well as making investment to enhance our core operating systems. Restructuring expenses primarily included $14.0 million of severance and retirement related expenses and $5.1 million of occupancy expense. There were no restructuring expenses in 2016 or 2015.
Impairment of federal historic income tax credits of $9.3 million in 2017 was a result of federal historic tax credits placed into service. The $9.3 million of impairment, or $6.0 million net of tax, is more than offset by the benefit received on the same tax credits which resulted in a reduction of income tax expense of $7.9 million. There were no such impairment of federal historic tax credits in 2016 or 2015.
Salaries and wages were $180.0 million in 2017, $135.4 million in 2016 and $104.5 million in 2015. Salaries and wages expense increased $44.6 million, or 32.9%, in 2017, compared to 2016, and increased $30.9 million, or 29.6%, in 2016, compared to 2015. The increases in both 2017 and 2016 were due primarily to incremental costs associated with our merger with Talmer in addition to merit increases and market-based salary adjustments that took effect at the beginning of each year. Performance-based compensation expense was $33.8 million in 2017, compared to $21.8 million in 2016 and $17.5 million in 2015.
Employee benefits expense was $33.8 million in 2017, $29.8 million in 2016 and $23.4 million in 2015. Employee benefits expense increased $4.0 million, or 13.5%, in 2017, compared to 2016, due primarily to incremental costs associated with our merger with Talmer. Employee benefits expense increased $6.4 million, or 27.2%, in 2016, compared to 2015, due primarily to incremental costs associated with our merger and acquisition transactions, partially offset by lower pension plan expenses. Pension plan expense was a benefit of $1.5 million in 2017, compared to expenses of $0.1 million in 2016 and $1.6 million in 2015. The decrease in pension plan expense was largely attributable to changes in the pension plan's projected benefit obligations due to an amendment to the Chemical Financial Corporation Employees’ Pension Plan effective September 30, 2017 to cease accruing additional benefits.
Our total compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 50.7% in 2017, 48.8% in 2016 and 57.1% in 2015.
Occupancy expense was $30.6 million in 2017, $23.5 million in 2016 and $18.2 million in 2015. Occupancy expense increased $7.0 million, or 30%, in 2017, compared to 2016, and increased $5.3 million, or 29%, in 2016, compared to 2015, primarily due to incremental operating costs associated with our merger with Talmer, partially offset by the consolidation of branches in 2017 as part of our restructuring efforts. Occupancy expense included depreciation expense on buildings of $6.9 million in 2017, $5.5 million in 2016 and $4.8 million in 2015.
Equipment and software expense was $32.2 million in 2017, $24.4 million in 2016 and $18.6 million in 2015. Equipment and software expense increased $7.8 million, or 32%, in 2017, compared to 2016, and increased $5.8 million, or 31.4%, in 2016, compared to 2015, due primarily to incremental operating costs associated with our merger with Talmer. Equipment and software expense included depreciation expense of $10.9 million in 2017, compared to $7.7 million in 2016 and $6.2 million in 2015.
Outside processing and service fees are primarily comprised of amounts paid to third-party vendors related to the outsourcing of certain day-to-day functions that are integral to our ability to provide services to its customers, including such things as our debit card, electronic banking and wealth management platforms. Outside processing and service fees were $35.1 million in 2017, $21.2 million in 2016 and $15.2 million in 2015. Outside processing and service fees increased $13.9 million, or 66%, in 2017, compared to 2016, and increased $6.0 million, or 39.4%, in 2016, compared to 2015, due largely to incremental operating costs associated with our merger with Talmer.
FDIC insurance premiums were $11.2 million in 2017, $7.4 million in 2016 and $5.5 million in 2015. The increase in FDIC insurance premiums in 2017, compared to 2016, and the increase in 2016, compared to 2015, was attributable to an increase in our assessment base, which consists of average consolidated total assets less average Tier 1 capital, largely resulting from our merger with Talmer, which was partially offset by reductions in our assessment rate resulting from improvement in earnings and the overall credit quality of our loan portfolio.
Professional fees were $11.5 million in 2017, $5.8 million in 2016 and $4.8 million in 2015. Professional fees increased $5.7 million, or 97%, in 2017, compared to 2016, and increased $1.0 million, or 20.4%, in 2016, compared to 2015, primarily due to incremental operating costs associated with the merger with Talmer and additional legal fees incurred in defense of various litigation matters.
Credit-related expenses are comprised of other real estate (ORE) net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were $5.8 million in 2017, a net benefit of $2.7 million in 2016 and an expense of $0.6 million in 2015. Credit-related expenses increased $8.5 million in 2017, compared to 2016, primarily due to a lower net gain on sale of ORE and an increase in incremental operating costs associated with additional properties added in our merger with Talmer. Credit-related expenses decreased $3.3 million in 2016, compared to 2015, due to $2.0 million in higher net gains on the sale of ORE properties and a reduction of $0.9 million in ORE operating and loan collection costs. We recognized net gains on the sale of ORE properties of $1.4 million in 2017, $4.7 million in 2016 and $2.7 million in 2015. ORE operating and loan collection costs were $6.7 million in 2017, $3.0 million in 2016 and $3.3 million in 2015.
All other categories of operating expenses totaled $44.1 million in 2017, $32.4 million in 2016 and $25.2 million in 2015. All other categories of operating expenses increased $11.7 million, or 36%, in 2017, compared to 2016, and increased $7.2 million, or 28.5%, in 2016, compared to 2015, due largely to incremental costs associated with our merger with Talmer.
Our efficiency ratio, which measures total operating expenses divided by the sum of net interest income (FTE) and noninterest income, was 60.1% in 2017, 67.2% in 2016 and 63.2% in 2015. Our adjusted efficiency ratio, a non-GAAP financial measure that excludes merger expenses, restructuring expenses, the change in fair value in loan servicing rights, amortization of intangibles, impairment of historic income tax credits, net interest income FTE adjustment, gains on sales of branches, loss/gain from sale of investment securities and closed branch locations, was 51.9% in 2017, 54.4% in 2016 and 58.7% in 2015. Please refer to the section entitled "Non-GAAP Financial Measures."
Income Taxes
During the fourth quarter 2017, "H.R.1", referred to as the "Tax Cuts and Jobs Act" was signed into law. The Tax Cuts and Jobs Act, among other items, reduces the corporate income tax rate from a maximum rate of 35% to a flat tax rate of 21% effective January 1, 2018. Accounting guidance requires the effects of changes in tax law be recognized and recorded in the interim period in which the law is enacted. As such, our deferred tax assets and liabilities which were previously valued at a federal rate of 35% were revalued to the current enacted federal tax rate of 21%. The impact of the Tax Cuts and Jobs Act resulted in a $46.7 million increase to income tax expense related to continuing operations as a result of the revaluation of the net deferred tax asset of $46.0 million and an acceleration of amortization expense on the low income housing tax credit investment portfolio of $0.7 million.
In addition to the reduction in the statutory corporate income tax rate and revaluation of deferred taxes, the Tax Cuts and Jobs Act provides for several additional provisions that may impact us in future years, including the following:

•	FDIC Insurance Premiums: The new law limits the amount of FDIC insurance premiums a bank with over $10 billion in consolidated assets may take as a deduction for tax purposes.

•
Employee Compensation: The Act eliminates certain performance-based exceptions to IRC Section 162(m) for publicly-held corporations. This new provision also clarifies the definition of a "covered person" falling under the limitations defined in IRC Section 162(m).

•	Business Meals and Entertainment Expenses: Certain provisions governing the deductibility of business meals and entertainment expenses, whether partially or in full, have changed or been eliminated.

•
Acquired Asset Expensing: The Act provides for immediate expensing of the full cost of certain qualified business assets, in this case both new and used property, placed in service on or after September 27, 2017 through January 1, 2023.

•
Corporate Alternative Minimum Tax: The new law prospectively repeals the corporate alternative minimum tax (AMT) and allows for the use of any previously recorded AMT credit carryovers against future taxable income. Unused AMT credit carryover may become partially or fully refundable over multiple years from 2018 to 2022.

Our effective federal income tax rate was 41.7% in 2017, 28.0% in 2016 and 29.9% in 2015. The fluctuations in our effective federal income tax rate reflect changes each year in the proportion of interest income exempt from federal taxation, nondeductible transaction costs and other nondeductible expenses relative to pretax income and tax credits. The increase in our effective federal income tax rate in 2017, compared to 2016, was primarily due to the $46.7 million charge to income tax expense from continuing operations resulting from the impact of the Tax Cuts and Jobs Act discussed previously. Additionally, the increase was also impacted by $7.9 million of tax benefit received from federal historic tax credits placed into service during 2017 and growth in lending on real estate projects that receive either low income housing or historic tax credits. The income tax benefit from the federal historic tax credit placed into service were partially offset by impairment recorded on the same tax credits included within other operating expenses.
The decrease in the effective federal income tax rate in 2016, compared to 2015, was due primarily to an increase in available tax credits resulting from investments in qualified affordable housing and other tax credit projects obtained as part of our Lake Michigan transaction, tax benefits attributable to share-based compensation payments and additional tax-exempt interest income obtained through our merger with Talmer. See Note 16 to our Consolidated Financial Statements for additional details on income taxes. We had no uncertain tax positions during the three years ended December 31, 2017.
Liquidity
Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as "funding liquidity risk") or that we cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (referred to as "market liquidity risk").
Funding liquidity risk is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. Our funding needs are managed by maintaining a level of liquid funds through our asset/liability management process. Our largest sources of liquidity on a consolidated basis are our deposits from consumer, business and municipal customers within our local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $0.77 billion during 2017, compared to 2016, and increased $5.42 billion during 2016, compared to 2015. The increase in deposits during 2017 was primarily due to growth in customer deposits, which includes noninterest-bearing demand deposits, savings deposits and time deposits, of $644.3 million, partially offset by a decrease in interest-bearing demand deposits of $101.4 million. The increase in deposits in 2016 was primarily attributable to $5.29 billion of deposits acquired in our merger with Talmer, which included $403.2 million of brokered deposits. Our loan-to-deposit ratio increased to 100.7% at December 31, 2017 from 98.3% at December 31, 2016 as a result of loans increasing $1.16 billion, or 9.0%, during 2017. We had $143.7 million of cash deposits held at the FRB at December 31, 2017, compared to $52.1 million at December 31, 2016. At December 31, 2017, we had unpledged investment securities available-for-sale with an amortized cost of $782.5 million and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.
Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. The Corporation had short-term and long-term FHLB advances outstanding of $2.3 billion at December 31, 2017. Additional borrowing availability from the FHLB, which is subject to certain requirements, was $193.5 million at December 31, 2017. The Corporation can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At December 31, 2017, we maintained an unused borrowing capacity of $114.0 million with the FRB's discount window based upon pledged collateral as of that date. We also had the ability to borrow an additional $425.0 million of federal funds from multiple third-party financial institutions at December 31, 2017. In addition, we have a credit agreement of $145.0 million consisting of a $125.0 million term line-of-credit and a $20.0 million revolving line-of-credit. The $20.0 million revolving line-of-credit and $105.0 million of the term line of credit was available for use at December 31, 2017. It is management's opinion that our borrowing capacity could be expanded, if deemed necessary, as we have additional borrowing capacity available at the FHLB and we have a significant amount of additional assets that could be used as collateral at the FRB's discount window.
We manage our liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. Our primary source of liquidity is dividends from Chemical Bank.
Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the year ended December 31, 2017, Chemical Bank paid $165.0 million in dividends to the Corporation, and the Corporation paid cash dividends to shareholders of $78.5 million. During 2016, Chemical Bank paid $110.5 million in dividends to the Corporation and the Corporation paid cash dividends to shareholders of $49.4 million. The earnings of Chemical Bank are the principal source of funds to pay cash dividends to our shareholders. Chemical Bank had net income of $162.7 million during the year ended December 31, 2017, compared to net income of $129.1 million during the year ended December 31, 2016. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	December 31,
	2017	2016	2015
Investment securities available-for-sale to total deposits	14.4%	9.6%	7.4%
Loans to total deposits(1)	100.7	98.3	93.8
Interest-earning assets to total assets	88.6	87.4	91.3
Interest-bearing deposits to total deposits	72.7	74.0	74.1

(1)	For liquidity purposes, securities sold under agreements to repurchase with customers are treated similarly to deposits and are included in this calculation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk to a financial institutions' condition resulting from adverse movements in market rates or prices, including, but not limited to, interest rates, foreign exchange rates, commodity prices, or equity prices. Interest rate risk, a form of market risk, is the current and prospective risk to earnings or capital arising from movement in interest rates. Interest rate risk is due to the difference in the repricing and maturity dates between financial assets and funding sources, as well as changes in the relationship between benchmark rate indices used to reprice various assets and liabilities, product options available to customers, competitive pressures and other variables. Our net interest income is largely dependent upon the effective management of interest rate risk. Our goal is to avoid a significant decrease in net interest income, and thus an adverse impact on our profitability in periods of changing interest rates. Sensitivity of earnings to interest rate changes arises when yields on assets change differently from the interest costs on liabilities. Interest rate sensitivity is determined by the amount of interest-earning assets and interest-bearing liabilities repricing within a specific time period and the magnitude by which interest rates change on the various types of interest-earning assets and interest-bearing liabilities. The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest-earning assets and interest-bearing liabilities. Our interest rate risk is managed through policies and risk limits approved by the boards of directors of the Corporation and Chemical Bank and an Asset and Liability Committee ("ALCO"). The ALCO, which is comprised of executive and senior management from various areas of the Corporation and Chemical Bank, including finance, lending, investments and deposit gathering, meets regularly to execute asset and liability management strategies. The ALCO establishes guidelines and monitors the sensitivity of earnings to changes in interest rates. The goal of the ALCO process is to manage the impact on net interest income and the net present value of future cash flows of probable changes in interest rates within authorized risk limits.
The primary technique we utilize to measure our interest rate risk is simulation analyses. Simulation analyses forecast the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of the U.S. Treasury yield curve, interest rate relationships and the mix of assets and liabilities and loan prepayments. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions and management strategies.
Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, we compare the results of various simulation analyses to the constant interest rate forecast (base case). At December 31, 2017 and 2016, we projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, we projected the change in net interest income of an immediate 400 basis point increase in market interest rates at December 31, 2017 and 2016. We did not project an immediate 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors our forecasted net interest income sensitivity to ensure that it remains within established limits.

A summary of our interest rate sensitivity at December 31, 2017 and 2016 follows:

	Gradual Change					Immediate Change
December 31, 2017
Twelve month interest rate change projection (in basis points)	-200	-100	—	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.6)%	(1.2)%	—%	0.9%	(2.1)%	(4.2)%
December 31, 2016
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+400
Percent change in net interest income vs. constant rates	(3.9)%	(0.9)%	—%	(1.4)%	(2.6)%	(6.8)%
At December 31, 2017, our model simulations projected that 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 2.1% and 4.2%, respectively, while the 100 basis point increase would result in a positive variance in net interest income of 0.9%, relative to the base case over the next twelve-month period. At December 31, 2017, our model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 1.2% and 3.6%, respectively, relative to the base case over the next twelve-month period. At December 31, 2016, the model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 1.4%, 2.6% and 6.8%, respectively, relative to the base case over the next twelve-month period, while decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.9% and 3.9%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 100 basis points at December 31, 2017 and 2016 was considered to be unlikely given prevailing interest rate levels.
Our model simulations at December 31, 2017 for a 200 basis point increase in interest rates resulted in a negative variance in net interest income, relative to the base case, primarily due to our deployment of excess cash and maturing variable-rate investment securities into fixed-rate loans during 2017. While the model simulations projected a negative variance for a 200 basis point increase, our net interest income is still projected to be higher if interest rates were to rise 200 basis points due to the higher yield being earned on the funds deployed into loans compared to maintaining these funds at the FRB earning 25-50 basis points or investing in lower yielding variable-rate investment securities. The model simulations at December 31, 2017 for an immediate 400 basis point increase in interest rates also resulted in a negative variance in net interest income, relative to the base case, due to the loan portfolio being primarily comprised of fixed-rate loans, while a majority of our customer deposit accounts are interest-rate sensitive.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Chemical Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Chemical Financial Corporation and subsidiaries (the Corporation) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Corporation's auditor since 2006.

Detroit, Michigan
February 28, 2018

Chemical Financial Corporation
Consolidated Statements of Financial Position

(Dollars in thousands, except per share data)	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and cash due from banks	226,003	$237,758
Interest-bearing deposits with the Federal Reserve Bank and other banks	229,988	236,644
Total cash and cash equivalents	455,991	474,402
Investment securities:
Available-for-sale, at fair value	1,963,546	1,234,964
Held-to-maturity, at amortized cost (fair value of $662,906 and $608,531, respectively)	677,093	623,427
Total investment securities	2,640,639	1,858,391
Loans held-for-sale, at fair value	52,133	81,830
Loans	14,155,267	12,990,779
Allowance for loan losses	(91,887)	(78,268)
Net loans	14,063,380	12,912,511
Premises and equipment	126,896	145,012
Loan servicing rights ($63,841 and $48,085 measured at fair value, respectively)	63,841	58,315
Goodwill	1,134,568	1,133,534
Other intangible assets	34,271	40,211
Interest receivable and other assets	709,154	650,973
Total assets	$19,280,873	$17,355,179
Liabilities
Deposits:
Noninterest-bearing	3,725,779	$3,341,520
Interest-bearing	9,917,024	9,531,602
Total deposits	13,642,803	12,873,122
Interest payable and other liabilities	181,203	134,637
Securities sold under agreements to repurchase with customers	415,236	343,047
Short-term borrowings	2,000,000	825,000
Long-term borrowings	372,882	597,847
Total liabilities	16,612,124	14,773,653
Shareholders' equity
Preferred stock, no par value:
Authorized – 2,000,000 shares at 12/31/17 and 12/31/16, none issued	—	—
Common stock, $1.00 par value per share:
Authorized — 135,000,000 shares at 12/31/17 and 100,000,000 shares at 12/31/16
Issued and outstanding — 71,207,114 shares at 12/31/17 and 70,599,133 shares at 12/31/16	71,207	70,599
Additional paid-in capital	2,203,637	2,210,762
Retained earnings	419,403	340,201
Accumulated other comprehensive loss	(25,498)	(40,036)
Total shareholders' equity	2,668,749	2,581,526
Total liabilities and shareholders' equity	$19,280,873	$17,355,179
See accompanying notes to Consolidated Financial Statements.

Chemical Financial Corporation
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Interest income
Interest and fees on loans	$573,128	$383,545	$271,772
Interest on investment securities:
Taxable	31,496	10,989	8,786
Tax-exempt	18,343	12,317	9,073
Dividends on nonmarketable equity securities	4,924	1,973	1,648
Interest on deposits with the Federal Reserve Bank, other banks and Federal funds sold	4,244	1,555	510
Total interest income	632,135	410,379	291,789
Interest expense
Interest on deposits	46,727	23,021	15,406
Interest on short-term borrowings	20,321	1,660	453
Interest on long-term borrowings	7,509	4,617	1,922
Total interest expense	74,557	29,298	17,781
Net interest income	557,578	381,081	274,008
Provision for loan losses	23,300	14,875	6,500
Net interest income after provision for loan losses	534,278	366,206	267,508
Noninterest income
Service charges and fees on deposit accounts	35,001	28,136	25,481
Wealth management revenue	25,512	22,601	20,552
Other charges and fees for customer services	32,771	30,246	25,513
Net gain on sale of loans and other mortgage banking revenue	32,205	21,859	6,133
Net (loss) gain on sale of investment securities	(7,388)	129	630
Net gain on sale of branch offices	—	7,391	—
Other	25,918	11,988	1,907
Total noninterest income	144,019	122,350	80,216
Operating expenses
Salaries, wages and employee benefits	213,828	165,213	127,920
Occupancy	30,554	23,525	18,213
Equipment and software	32,248	24,408	18,569
Outside processing and service fees	35,142	21,199	15,207
Merger expenses	8,522	61,134	7,804
Restructuring expenses	19,880	—	—
Other	81,820	42,939	36,181
Total operating expenses	421,994	338,418	223,894
Income before income taxes	256,303	150,138	123,830
Income tax expense	106,780	42,106	37,000
Net income	$149,523	$108,032	$86,830
Earnings per common share:
Basic	$2.11	$2.21	$2.41
Diluted	2.08	2.17	2.39
Cash dividends declared per common share	1.10	1.06	1.00

See accompanying notes to Consolidated Financial Statements.

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net Income	$149,523	$108,032	$86,830
Other Comprehensive Income (Loss), Net of Tax:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	1,269	(18,723)	(1,952)
Reclassification adjustment for gains and losses on realized income	7,388	(129)	(630)
Tax effect	(3,029)	6,598	904
Net unrealized gains (losses) on securities available-for-sale, net of tax	5,628	(12,254)	(1,678)
Unrealized gains on interest rate swaps designated as cash flow hedges	4,263	—	—
Reclassification adjustment for losses included in net income	1,633	—	—
Tax effect	(2,064)	—	—
Net unrealized gains on interest rate swaps designated as cash flow hedges, net of tax	3,832	—	—
Plan remeasurement	13,011	(707)	—
Adjustment for pension and other postretirement benefits	1,752	2,630	7,845
Tax effect	(5,167)	(673)	(2,746)
Net adjustment for pension and other postretirement benefits	9,596	1,250	5,099
Other comprehensive income (loss), net of tax	19,056	(11,004)	3,421
Total comprehensive income, net of tax	$168,579	$97,028	$90,251

See accompanying notes to Consolidated Financial Statements.

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances at December 31, 2014	$32,774	$565,166	$231,646	$(32,453)	$797,133
Comprehensive income			86,830	3,421	90,251
Cash dividends declared and paid of $1.00 per share			(36,918)		(36,918)
Issuance of common stock and common stock equivalents in business combinations	5,183	154,721			159,904
Net shares issued under share-based compensation plans	200	1,926			2,126
Share-based compensation expense	11	3,467			3,478
Balances at December 31, 2015	38,168	725,280	281,558	(29,032)	1,015,974
Comprehensive income			108,032	(11,004)	97,028
Cash dividends declared and paid of $1.06 per share			(49,389)		(49,389)
Issuance of common stock and common stock equivalents in business combinations	32,074	1,472,737			1,504,811
Net shares issued under share-based compensation plans	351	(701)			(350)
Share-based compensation expense	6	13,446			13,452
Balances at December 31, 2016	70,599	2,210,762	340,201	(40,036)	2,581,526
Cumulative effect adjustment of change in accounting policy, net of tax impact(1)			3,659		3,659
Comprehensive income			149,523	19,056	168,579
Cash dividends declared and paid of $1.10 per share			(78,498)		(78,498)
Issuance of common stock and common stock equivalents in business combinations	—	—			—
Net shares issued under share-based compensation plans	608	(24,471)			(23,863)
Share-based compensation expense	—	17,346			17,346
Reclassification of certain income tax effects (2)			4,518	(4,518)	—
Balances at December 31, 2017	$71,207	$2,203,637	$419,403	$(25,498)	$2,668,749

(1)	Refer to Note 1, Summary of Significant Accounting Policies and Note 9, Loan Servicing Rights, for further details on the changes in accounting policy.

(2)	The reclassification from accumulated other comprehensive income (loss) to retained earnings was due to the early adoption of ASU 2018-02, refer to Note 1 for further details on the adoption.

See accompanying notes to Consolidated Financial Statements.

Chemical Financial Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$149,523	$108,032	$86,830
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,300	14,875	6,500
Gains on sales of loans	(31,734)	(15,686)	(6,354)
Proceeds from sales of loans	838,549	723,521	228,995
Loans originated for sale	(772,968)	(534,422)	(220,765)
Net losses (gains) on sale of investment securities	7,388	(129)	(630)
Net gains from sales/writedowns of other real estate and repossessed assets	(1,017)	(5,212)	(2,681)
Depreciation of premises and equipment	17,722	13,270	11,028
Amortization of intangible assets	6,090	10,046	8,444
Additions to loan servicing rights	(8,745)	(4,333)	(1,476)
Valuation change in loan servicing rights	8,880	(4,585)	(200)
Net amortization of premiums and discounts on investment securities	19,262	9,713	6,007
Share-based compensation expense	17,346	13,452	3,478
Deferred income tax expense	93,184	24,091	5,700
Net increase in interest receivable and other assets	(151,531)	(25,606)	(19,027)
Net increase (decrease) in interest payable and other liabilities	59,760	(46,449)	(2,800)
Net cash from operating activities	275,009	280,578	103,049
Cash flows from investing activities
Investment securities — available-for-sale:
Proceeds from maturities, calls and principal reductions	318,952	248,772	212,051
Proceeds from sales and redemptions	409,220	41,446	40,301
Purchases	(1,480,524)	(187,702)	—
Investment securities — held-to-maturity:
Proceeds from maturities, calls and principal reductions	93,600	90,933	87,189
Purchases	(141,489)	(206,023)	(279,226)
Net increase in loans	(1,189,865)	(860,135)	(493,776)
Proceeds from sales of other real estate and repossessed assets	19,879	22,147	16,653
Purchases of premises and equipment, net of disposals	(12,852)	(18,098)	(8,527)
Cash acquired, net of cash paid, in business combinations	—	325,714	16,551
Net cash used in investing activities	(1,983,079)	(542,946)	(408,784)
Cash flows from financing activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	243,110	672,584	479,386
Net increase (decrease) in time deposits	526,571	(550,847)	(170,598)
Net increase (decrease) in securities sold under agreements to repurchase with customers and other short-term borrowings	1,247,189	401,144	(31,268)
Proceeds from issuance of long-term borrowings	—	375,000	125,000
Repayment of long-term borrowings	(224,850)	(351,018)	(6,000)
Cash dividends paid	(78,498)	(49,389)	(36,918)
Proceeds from directors' stock plans and exercise of stock options, net of shares withheld	3,991	1,572	2,473
Cash paid for payroll taxes upon conversion of share-based awards	(27,854)	(1,065)	(571)
Net cash from financing activities	1,689,659	497,981	361,504
Net increase (decrease) in cash and cash equivalents	(18,411)	235,613	55,769
Cash and cash equivalents at beginning of year	474,402	238,789	183,020
Cash and cash equivalents at end of year	$455,991	$474,402	$238,789
Supplemental disclosures of cash flow information:
Interest paid	$73,643	$25,460	$16,958
Net income tax payments	2,252	22,200	41,450
Non-cash activities:
Loans transferred to other real estate and repossessed assets	11,546	12,970	9,329
Net transfer of loans held-for-sale to loans held- for-investment	(4,150)	(289)	—
Closed branch offices transferred to other assets	13,246	4,846	2,692
Business combinations:
Fair value of tangible assets acquired (noncash)	420	6,371,781	1,282,420
Goodwill, loan servicing rights and other identifiable intangible assets acquired	1,034	908,217	118,744
Liabilities assumed	1,454	6,100,901	1,258,051
Common stock and stock options issued	—	1,504,811	159,904
See accompanying notes to Consolidated Financial Statements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Chemical Financial Corporation ("Corporation" or "Chemical") operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Midland, Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates within Michigan, Northeast Ohio and Northern Indiana as a Michigan state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of seven regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the Corporation's geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation's regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is generally uniform throughout the Corporation's regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.
The Corporation's primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts, wealth management revenue, net gain on sale of loans and other mortgage banking revenue.
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
Use of Estimates
Management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, expected cash flows from acquired loans, income and other taxes the valuation of loan servicing rights. Actual results could differ from these estimates.
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
Investment Securities
Investment securities include investments in debt, trust preferred and preferred stock securities. Investment securities are accounted for in accordance with ASC Topic 320, Investments — Debt and Equity Securities ("ASC 320"), which requires investments to be classified within one of three categories (trading, held-to-maturity or available-for-sale). The Corporation held no trading investment securities at December 31, 2017 or 2016.
Designation as an investment security held-to-maturity is based on the Corporation's intent and ability to hold the security to maturity. Investment securities held-to-maturity are carried at amortized cost, adjusted for purchase price premiums and accretion of discounts. Investment securities that are not held-to-maturity are accounted for as securities available-for-sale, and are stated at estimated fair value, with the aggregate unrealized gains and losses classified as a component of accumulated other comprehensive income (loss), net of income taxes. Realized gains and losses on the sale of investment securities charges are determined using

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

the specific identification method and are included within noninterest income in the Consolidated Statements of Income. Premiums and discounts on investment securities are amortized over the estimated lives of the related investment securities based on the effective interest yield method and are included in interest income in the Consolidated Statements of Income.
The Corporation assesses equity and debt securities that have fair values below amortized cost basis to determine whether declines (impairment) are other-than-temporary. If the Corporation intends to sell an impaired security or it is more-likely-than-not that the Corporation will be required to sell an impaired security prior to the recovery of its amortized cost, an other-than-temporary impairment ("OTTI") write-down is recognized in earnings equal to the entire difference between the investment security's amortized cost basis and its fair value. In assessing whether OTTI exists, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the potential for impairments in an entire industry or sub-sector and (iv) the potential for impairments in certain economically depressed geographical locations. For the years ended December 31, 2017, 2016 and 2015, the Corporation did not recognize OTTI.
Nonmarketable Equity Securities
The Corporation is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Indianapolis ("FHLB") and FRB stock, as a condition of membership. These securities are accounted for at cost, which equals par or redemption value, and included in "interest receivable and other assets" on the Consolidated Statements of Financial Position. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. FHLB stock can only be redeemed upon giving a five year written notice and FRB stock can only be redeemed upon giving six months written notice, with no more than 25.0% eligible for redemption in any calendar year. The Corporation records these non-marketable equity securities as a component of other assets and they are periodically evaluated for impairment. Management considers these non-marketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value, if applicable. The estimated loss is recognized as a loss from equity investments in other noninterest income in the Consolidated Statements of Income. The Corporation's ownership of FHLB stock totaled $112.0 million at December 31, 2017 and $58.0 million at December 31, 2016. The Corporation's ownership of FRB stock totaled $68.1 million at December 31, 2017 and $39.4 million at December 31, 2016.
Loans Held for Sale
Mortgage and construction loans intended for sale in the secondary market are carried at fair value based on the Corporation's election of the fair value option. The estimated fair value of loans held for sale are based on quoted market prices for securities backed by similar types of loans, where available, or by discounting estimated cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. The fair value includes the servicing value of the loans as well as any accrued interest. These loans are sold both with servicing rights retained and with servicing rights released.
Originated Loans Held for Investment
Originated loans include the Corporation's entire portfolio loans held for investment, excluding loans acquired in business combinations, as further discussed below. Originated loans are stated at their principal amount outstanding, net of unearned income, charge-offs and unamortized deferred fees and costs. Loan interest income is recognized on the accrual basis. Deferred loan fees and costs are amortized over the loan term based on the level-yield method. Net loan commitment fees are deferred and amortized into fee income on a straight-line basis over the commitment period.
If a loan is transferred from the loan held for investment portfolio to the held for sale portfolio, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off. The loans are transferred at fair value determined using the same methods described above for held for sale loans. When loans classified as held for investment are transferred to loans held for sale due to a change in intent, cash flows associated with the loans will be classified in the Consolidated Statements of Cash Flows as operating or investing, as appropriate, in accordance with the initial classification of the loans.
The past due status of a loan is based on the loan's contractual terms. A loan is placed in nonaccrual status (accrual of interest is discontinued) when principal or interest is past due 90 days or when doubt exists as to the ultimate collection of principal or interest, unless the loan is both well-secured and in the process of collection, or earlier when, in the opinion of management, there is sufficient reason to doubt the collectibility of principal or interest. Interest previously accrued, but not collected, is reversed and charged against interest income at the time the loan is placed in nonaccrual status. Subsequent receipts of interest while a loan is in nonaccrual status are recorded as a reduction of principal. Loans are returned to accrual status when principal and interest

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

payments are brought current and are anticipated to be fully collectible, payments have been received consistently for a period of time (generally six months) and collectibility is no longer in doubt.
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
The Corporation accounts for acquired loans, which are recorded at fair value at acquisition using an estimate of cash flows deemed to be collectible and an accretable yield, in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). ASC 310-30 allows investors to aggregate loans acquired into loan pools that have common risk characteristics and thereby use a composite interest rate and expectation of cash flows expected to be collected for the loan pools. Under the provisions of ASC 310-30, the Corporation aggregated acquired loans into pools within each merger or acquisition based upon common risk characteristics, including types of loans, commercial type loans with similar risk grades and whether loans were performing or nonperforming. A pool is considered a single unit of accounting for the purposes of applying the guidance prescribed in ASC 310-30. A loan will be removed from a pool of acquired loans only if the loan is sold, foreclosed, paid off or written off, and will be removed from the pool at the carrying value. The estimate of expected credit losses was determined based on due diligence performed by executive and senior officers of the Corporation, with assistance from third-party consultants. The Corporation estimated the cash flows expected to be collected over the life of the pools of loans at acquisition and estimates expected cash flows quarterly thereafter, based on a set of assumptions including expectations as to default rates, prepayment rates and loss severities. The Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
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
Loans Modified Under Troubled Debt Restructurings
Loans modified under TDRs involve granting a concession to a borrower who is experiencing financial difficulty. Concessions generally include modifications to original loan terms, including changes to a loan's payment schedule, principal forgiveness, interest rate reductions, or other actions intended to minimize our economic loss and to avoid foreclosure or repossession of the collateral, if applicable, which generally would not otherwise be considered. The Corporation's TDRs include accruing TDRs, which consist of originated loans that continue to accrue interest as the Corporation expects to collect the remaining principal and interest on the loan, and nonaccrual TDRs, which include originated loans that are in a nonaccrual status and are no longer accruing interest, as the Corporation does not expect to collect the full amount of principal and interest owed from the borrower on these loans. All TDRs are accounted for as impaired loans and are included in the Corporation's analysis of the allowance for loan losses. A TDR that has been renewed by a borrower who is no longer experiencing financial difficulty and which yields a market rate of interest at the time of a renewal is no longer reported as a TDR, but only if they have been refinanced or restructured at market terms and qualify as a new loan.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

If the Corporation does not expect to collect all principal and interest on the loan, the modified loan is classified as a nonaccrual TDR and impairment is measured based on collateral values, if the loan is collateral dependent. If the Corporation does not expect to incur a loss on the loan based on its assessment of the borrowers' expected cash flows, as the pre- and post-modification effective yields are approximately the same, the loan is current and a six-month payment history has been sustained, the loan is classified as an accruing TDR. Since no loss is expected to be incurred on these loans, no additional provision for loan losses has been recognized for these loans and they continue to accrue interest at their contractual interest rate. Accruing TDRs are transferred to nonaccrual status if they become 90 days past due as to principal or interest payments or if it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the modified terms of the loan. If accruing TDRs are deemed to be collateral dependent, they are measured based on collateral values.
Loans in the Corporation's consumer loan portfolio (comprised of residential mortgage, consumer installment and home equity loans) that meet the definition of a TDR include a concession that reduces a borrower's monthly payments by decreasing the interest rate charged on the loan for a specified period of time (generally 24 months) under a formal modification agreement. The Corporation recognizes an additional provision for loan losses related to impairment on these loans on an individual basis based on the present value of expected future cash flows discounted at the loan's original effective interest rate. These loans continue to accrue interest at their effective interest rate, which consists of contractual interest under the terms of the modification agreement in addition to an adjustment for the accretion of computed impairment. TDRs are placed on nonaccrual status if they become 90 days past due as to principal or interest payments, or sooner if conditions warrant and measure impairment based on collateral values, if the loan is collateral dependent.
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
Acquired loans that were classified as nonperforming loans prior to being acquired and acquired loans that are not performing in accordance with contractual terms subsequent to acquisition are not classified as nonperforming loans subsequent to acquisition because the loans are recorded in pools at net realizable value based on the principal and interest the Corporation expects to collect on such loans. They continue to earn interest from accretable yield, independent of performance in accordance of their contractual terms, and are expected to be fully collected under the new carrying values of such loans (that is, the new cost basis arising out of purchase accounting).

Allowance for Loan Losses

The allowance for credit losses ("allowance") consists of two components: the allowance for loan losses (including both the originated and acquired loan portfolios) and the reserve for unfunded credit commitments. Unfunded credit commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance represents management’s estimate of probable credit losses inherent in the loan and credit commitment portfolios as of period end.

The allowance is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. The determination of the amount of the allowance requires significant judgment and the use of estimates related to the amount and timing of expected cash flows on acquired loans and impaired loans, collateral values on impaired loans, and estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The principal assumption used in deriving the allowance is the estimate of a loss percentage for each type of loan.

In determining the allowance for the originated loan portfolio and the related provision for loan losses, the Corporation considers three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired loans, (ii) reserves, by loan classes, on all other loans based on a six-year historical loan loss experience, loan loss trends and

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

giving consideration to estimated loss emergence periods, and (iii) a reserve for qualitative factors that take into consideration risks inherent in the originated loan portfolio that differ from historical loan loss experience.

The first element reflects the Corporation's estimate of probable losses based upon the systematic review of individually impaired loans in the originated loan portfolio. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure. The Corporation measures the investment in an impaired loan based on one of three methods: the loan's observable market price; the fair value of the collateral; or the present value of expected future cash flows discounted at the loan's effective interest rate. Loans in the commercial loan portfolio that were in nonaccrual status (including nonaccrual TDRs) were valued based on the fair value of the collateral securing the loan, while accruing TDRs in the commercial loan portfolio and consumer loans were valued based on the present value of expected future cash flows discounted at the loan's effective interest rate. It is the Corporation's general policy to obtain new appraisals at initial impairment and updated when deemed necessary on nonaccrual loans in the commercial loan portfolio. Appraisals on nonaccrual loans in the consumer loan portfolio are updated at initial impairment and when deemed necessary where there is a delay in the foreclosure process. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan and a portion is deemed not collectible, the portion of the impairment that is deemed not collectible is charged off (confirmed loss) and deducted from the allowance. The remaining carrying value of the impaired loan is classified as a nonperforming loan. When the Corporation determines that the fair value of the collateral is less than the carrying value of an impaired loan but believes it is probable it will recover this impairment, the Corporation establishes a valuation allowance for such impairment.
The second element is determined by assigning allocations based principally upon a six-year average of loss experience for each class of loan. Average losses may be adjusted based on current loan loss experience, delinquency trends, estimated loss emergence periods and other industry specific environmental factors. This component considers the lagging impact of historical charge-off ratios in periods where future loan charge-offs are expected to increase or decrease, trends in delinquencies and nonaccrual loans, the changing portfolio mix in terms of collateral, average loan balance, loan growth and the degree of seasoning in the various loan portfolios. Loan loss analyses are performed quarterly and certain inputs and parameters are updated as necessary to reflect the current credit environment.
The third element is based on qualitative factors that cannot be associated with a specific credit or loan class and reflects an attempt to ensure that the overall allowance appropriately reflects additional losses that are inherent in the Corporation's loan portfolio. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. This qualitative portion of the allowance is judgmentally determined and generally serves to compensate for the uncertainty in estimating inherent losses, particularly in times of changing economic conditions, and also considers the inherent judgment associated with risk rating commercial loans. The qualitative portion of the allowance also takes into consideration, among other things, economic conditions within our geographic areas and nationwide, including unemployment levels, industry-wide and Corporation specific loan delinquency rates, changes in composition of and growth in the Corporation's loan portfolio and changing commercial and residential real estate values.

Consumer loans secured by real estate are charged-off to the estimated fair value of the collateral when a loss is confirmed or at 180 days past due, whichever is sooner. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure or receipt of an asset valuation indicating a collateral deficiency and the asset is the sole source of repayment. For consumer loans not secured by real estate, the charge-off is taken upon confirmation or 120 days past due.

Commercial loans are evaluated on a loan level basis and either charged-off or written down to net realizable value if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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

The Corporation purchases and originates loans for sale to the secondary market and sell the loans on either a servicing retained or servicing-released basis. If we retain the right to service the loan, a loan servicing rights ("LSRs") is created at the time of sale which is recorded at fair value. Effective January 1, 2017, the Corporation elected to account for all LSRs previously accounted for under the lower of cost or fair value method under the fair value method. Management believes this election will provide more comparable results to peers as many of those within our industry group account for loan servicing rights under the fair value method. The change in accounting policy in the first quarter of 2017 resulted in a cumulative adjustment to increase retained earnings in the amount of $3.7 million, net of taxes.

LSRs are established and recorded at the estimated fair value by calculating the present fair value of estimated future net servicing cash flows. To determine the fair value of LSRs, the Corporation uses an independent third party valuation model requiring the incorporation of assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service and escrow account earnings. Changes in the fair value of LSRs directly impact earnings. Servicing income is recognized in net gain on sale of loans and other mortgage banking revenue in the Consolidated Statements of Income when earned and is offset by the fair value of LSRs.

Derivatives
The Corporation enters into derivative to manage the fair value changes, exposure to fluctuations exposed to price and interest rate risk, facilitate asset/liability management, minimize the variability of future cash flows on long-term debt, and to provide a service to certain qualifying customers to help facilitate their respective risk management strategies ("customer-initiated derivatives"). All derivatives are recognized on the Consolidated Statements of Financial Condition as other assets and liabilities, as applicable, at their estimated fair value. For derivatives designated as qualified cash flow hedges, changes in the fair value of the derivatives, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings concurrently with the earnings of the hedged item. For customer-initiated and mortgage banking derivatives, changes in the fair value of the derivative are recognized immediately in earnings.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Interest rate swaps are entered into in order to economically hedge the effect of changes and to mitigate the impact of fluctuations in interest rate volatility to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts. These derivatives are designated as cash flow hedges. Accordingly, the effective portion of changes in the fair value of interest rate swaps are recorded in accumulated other comprehensive income on the Consolidated Statement of Financial Condition and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Corporation expects the hedges to remain highly effective during the remaining terms of the swaps. Interest rate swaps, are valued based on quoted prices for similar assets in an active market with inputs that are observable.

The Corporation utilizes interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies, customer-initiated derivatives. Therefore, these derivatives are not used to manage interest rate risk in the Corporation's assets or liabilities. The Corporation generally takes offsetting positions with dealer counterparties to mitigate the valuation risk of the customer-initiated derivatives. Income primarily results in the spread between the customer derivatives and offsetting dealer positions. The gains or losses derived from changes in fair value are recognized in current earnings during the period of change in other noninterest income on the Consolidated Statements of Income. The Corporation calculates a credit valuation adjustment by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements.

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

Other Real Estate Owned and Repossessed Assets

Other real estate owned ("ORE") and repossessed assets represent property acquired by the Corporation as part of an acquisition or subsequently through the loan foreclosure or repossession process, or any other resolution activity that results in partial or total satisfaction of problem loans. ORE is primarily comprised of commercial and residential real estate properties, including vacant land and development properties, obtained in partial or total satisfaction of loan obligations. The acquired properties are recorded at fair value at the date of acquisition. Losses arising at the time of acquisition of properties not acquired as part of an acquisition are charged against the allowance for loan and lease losses. Foreclosed properties are initially recorded at the lower of cost, or the estimated fair value of the property, less estimated costs to sell, based upon the property's appraised value at the date of transfer to ORE and management's estimate of the fair value of the collateral, establishing a new cost basis. Any difference between the net realizable value of the property and the carrying value of the loan is charged to the allowance for loan losses. Subsequently, all other real estate owned is valued at the lower of cost or fair value, less estimated costs to sell, based on periodic valuations performed by management, with any difference between the net realizable value of the property and the carrying value of the loan charged to the allowance for loan losses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Subsequent write-downs, for amounts not expected to be recovered, in the carrying value of other real estate owned and repossessed asset properties that may be required are expensed as incurred. Improvements to the properties may be capitalized if the improvements contribute to the overall value of the property. Improvement amounts may not be capitalized in excess of the net realizable value of the property. Any gains or losses realized at the time of disposal are reflected in other noninterest expense on the Consolidated Statements of Income. Other real estate owned and repossessed assets totaling $8.8 million and $17.2 million at December 31, 2017 and 2016, respectively, was included in "Interest receivable and other assets" in the Consolidated Statements of Financial Position.

Goodwill

Goodwill is not amortized, but rather is subject to impairment tests annually or more frequently if triggering events occur and indicate potential impairment. The Corporation's annual goodwill impairment assessment was performed as of October 31,

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

2017. The Corporation elected to utilize the qualitative assessment of goodwill impairment allowed under ASC Topic 350-20, Goodwill ("ASC 350-20") that became acceptable as a result of FASB Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment. In accordance with ASC 350-20, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting units were less than their carrying amounts.

In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Corporation assesses relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Corporation's common stock, and other relevant factors. Based on the qualitative assessment performed, the Corporation determined that no goodwill impairment was evident as of the October 31, 2017 assessment date. The Corporation also determined that no triggering events occurred that indicated impairment from the most recent assessment date through December 31, 2017 and that the Corporation's goodwill was not impaired at December 31, 2017.

Other Intangible Assets

Intangible assets consist of core deposit intangible assets and non-compete intangible assets. Core deposit intangible assets arose as the result of business combinations or other acquisitions and are amortized over periods ranging from 10 to 15 years, primarily on an accelerated basis, as applicable. Non-compete intangible assets arose as the result of business combinations and are amortized over the period of the non-compete agreements. Intangible assets are tested for impairment on an annual basis in accordance with ASC Topic 350, "Intangibles-Goodwill and Other."

Share-based Compensation

The Corporation grants stock options, Time-Based Restricted Stock Units ("TRSUs"), Performance-Based Restricted Stock Units ("PRSUs"), and other stock awards to certain executive and senior management employees. The Corporation accounts for share-based compensation expense using the modified-prospective transition method. Under that method, compensation expense is recognized for stock options based on the estimated grant date fair value as computed using the Black-Scholes option pricing model and the probability of issuance. The Corporation accounts for stock awards based on the closing stock price of the Corporation's common stock on the date the award is granted. The fair values of stock options, stock awards and restricted stock awards are recognized as compensation expense on a straight-line basis over the requisite service period. The Corporation accounts for PRSUs based on the closing stock price of the Corporation's common stock on the date of grant, discounted by the present value of estimated future dividends to be declared over the requisite performance or service period. The fair value of PRSUs is recognized as compensation expense over the expected requisite performance period, or requisite service period for awards with multiple performance and service conditions. The Corporation accounts for TRSUs based on the closing stock price of the Corporation's common stock on the date of grant, as these awards accrue dividend equivalents equal to the amount of any cash dividends that would have been payable to a shareholder owning the number of shares of the Corporation's common stock represented by the TRSUs. The fair value of the TRSUs is recognized as compensation expense over the requisite service period.

Bank-Owned Life Insurance

The Corporation has life insurance policies on certain key officers of Chemical Bank. The majority of the bank-owned life insurance policies of the Corporation were obtained through its acquisition of Lake Michigan and the merger with Talmer. Bank-owned life insurance is recorded at the cash surrender value, net of surrender charges, and is included within "Interest receivable and other assets" on the Consolidated Statements of Financial Position and tax-exempt income from the periodic changes in the cash surrender values are recorded as "Other noninterest income" on the Consolidated Statements of Income. The total cash surrender value of our bank owned life insurance policies totaled $147.6 million and $143.7 million at December 31, 2017 and 2016, respectively. Bank owned life insurance income was $4.8 million, $1.8 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Securities Sold Under Agreements to Repurchase with Customers

Securities sold under agreements to repurchase with customers are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Statements of Financial Position. The dollar amount of the securities underlying the agreements remains in the Corporation's investment securities portfolio. The Corporation's securities sold under agreements to repurchase with customers are considered a stable source of liquidity, much like its core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank.

Short-term Borrowings

Short-term borrowings are comprised of short-term FHLB advances with original scheduled maturities of one year or less. From time to time, the Corporation may also utilized federal funds purchased, which represent unsecured borrowings from nonaffiliated third-party financial institutions, generally on an overnight basis, to cover short-term liquidity needs.

Long-term Borrowings

Long-term borrowings are comprised of securities sold under agreements to repurchase with an unaffiliated third-party financial institution, a secured non-revolving line-of-credit with an unaffiliated third-party financial institution, subordinated debentures and long-term FHLB advances. Securities sold under agreements to repurchase are collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying Consolidated Statements of Financial Position. The dollar amount of the securities underlying the agreements remains in the Corporation's investment securities portfolio.

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

The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. At December 31, 2017 and 2016, the Corporation had elected the fair value option on all of its residential mortgage loans held-for-sale. In addition, the Corporation elected to account for loan servicing rights under the fair value method effective January 1, 2017. The Corporation has not elected the fair value option for any other financial assets or liabilities as of December 31, 2017.

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

The discount rate enables the Corporation to state expected future benefit payments as a present value on the measurement date. The Corporation determined the discount rate at December 31, 2017 and 2016 by utilizing the results from a discount rate model that involves selecting a portfolio of bonds to settle the projected benefit payments of each plan.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

To determine the expected long-term rate of return on defined benefit pension plan assets, the Corporation considers the current asset allocation of the defined benefit pension plan, as well as historical and expected returns on each asset class. A lower expected rate of return on defined benefit pension plan assets will increase pension expense.

The Corporation recognizes the over- or under-funded status of a plan within "Interest receivable and other assets" or "Interest payable and other liabilities" in the Consolidated Statements of Financial Position as measured by the difference between the fair value of the plan assets and the projected benefit obligation. Unrecognized prior service costs and actuarial gains and losses are recognized as a component of accumulated other comprehensive income (loss). The Corporation measures defined benefit plan assets and obligations as of December 31.

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $5.9 million, $3.7 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for federal income taxes is based on income and expenses, as reported in the Consolidated Financial Statements, rather than amounts reported on the Corporation's federal income tax return. The difference between the federal statutory income tax rate and the Corporation's effective federal income tax rate is primarily a function of the proportion of the Corporation's interest income exempt from federal taxation, nondeductible interest expense and other nondeductible expenses relative to pretax income and tax credits. When income and expenses are recognized in different periods for tax purposes than for book purposes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences in the tax and book carrying amounts of assets and liabilities can also be generated when the Corporation acquires other banks or bank branches. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date of the change. On December 22, 2017, H.R.1, commonly referred to as the "Tax Cuts and Jobs Act" was signed into law. The Tax Cuts and Jobs Act, among other items, reduces the corporate income tax rate from 35% to 21%, effective January 1, 2018. As such, the Corporation completed a revaluation of the net deferred tax assets and estimated a reduction in the Corporation's deferred tax asset as of December 31, 2017.

On a quarterly basis, management assesses the reasonableness of its effective federal tax rate based upon its estimate of taxable income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, including the need for a valuation allowance for deferred tax assets.

Uncertain income tax positions are evaluated to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the tax position. If a tax position is more-likely-than-not to be sustained, a tax benefit is recognized for the amount that is greater than 50.0% likely to be realized. Reserves for contingent income tax liabilities attributable to unrecognized tax benefits associated with uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of audits or examinations. The Corporation had no contingent income tax liabilities recorded at December 31, 2017 and 2016.

Investments in Qualified Affordable Housing Projects, Federal Historic Projects and New Market Tax Credits

The Corporation invests in qualified affordable housing projects, federal historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits. Return on the Corporation's investment in these projects comes

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

in the form of the tax credits and tax losses that pass through to the Corporation. The carrying value of the investments is reflected in "Interest receivable and other assets" on the Consolidated Statements of Financial Position. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects. Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. Under the equity method, the Corporation's share of the earnings or losses is included in "Other operating expenses" on the Consolidated Statements of Income. The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in "Interest payable and other liabilities" on the Consolidated Statements of Financial Position.

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

Accumulated Other Comprehensive Income (Loss)

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

Reclassifications

Certain amounts appearing in the Consolidated Financial Statements and notes thereto for prior periods have been reclassified to conform to the current presentation. The reclassification had no effect on net income or shareholders’ equity as previously reported.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Investment Securities

The Corporation elected to early adopt ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08") during the second quarter of 2017. The guidance in ASU 2017-08 shortens the amortization period for certain callable debt securities that are held at a premium to the earliest call date. Debt securities held at a discount will continue to be amortized as a yield adjustment over the life of the instrument. The early adoption of ASU 2017-08 in the second quarter of 2017 did not have a material impact on the Consolidated Financial Statements.

Accumulated Other Comprehensive Income (Loss)

The Corporation elected to early adopt ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02") during the fourth quarter 2017. In February 2018, the FASB issued ASU 2018-02, which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date and permitted early adoption. The Corporation elected to early adopt ASU 2018-02 during the fourth quarter of 2017 and an election was made to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The early adoption of ASU 2018-02, resulted in a $4.5 million reclassification from accumulated other comprehensive income to retained earnings related to the income tax effects of the Tax Cuts and Jobs Act.

Note 2: Mergers and Acquisitions

Merger with Talmer Bancorp, Inc.

On August 31, 2016, the Corporation completed the merger with Talmer for total consideration of $1.61 billion. As a result of the merger, the Corporation issued 32.1 million shares of its common stock based on an exchange ratio where each Talmer shareholder received 0.4725 shares of the Corporation's common stock, and $1.61 in cash, for each share of Talmer common stock. In conjunction with the merger, the Corporation entered into and drew on a $125.0 million credit facility, which is described in more detail in Note 15. The proceeds from the credit facility were used to pay off the Corporation's $25.0 million line-of-credit and a $37.5 million line-of-credit of Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration. The Corporation incurred $8.5 million and $61.1 million of merger and acquisition-related transaction expenses during the years ended December 31, 2017 and 2016, respectively. As a result of the merger, Talmer Bank and Trust became a wholly-owned subsidiary of the Corporation. Talmer Bank and Trust was consolidated with and into Chemical Bank during the fourth quarter of 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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

(Dollars in thousands)
Consideration paid:
Stock	$1,504,811
Cash	107,638
Total consideration	1,612,449

Fair value of identifiable assets acquired(1):
Cash and cash equivalents	433,352
Investment securities:
Available-for-sale	808,894
Held-to-maturity	1,657
Loans held-for-sale	244,916
Loans	4,882,402
Premises and equipment	38,793
Loan servicing rights	42,462
Other intangible assets	19,088
Interest receivable and other assets(2)	395,539
Total identifiable assets acquired	6,867,103

Fair value of liabilities assumed(1):
Noninterest-bearing deposits	1,236,902
Interest-bearing deposits	4,057,716
Interest payable and other liabilities(2)	100,936
Securities sold under agreements to repurchase with customers	19,704
Short-term borrowings	387,500
Long-term borrowings	299,597
Total liabilities assumed	6,102,355

Fair value of net identifiable assets acquired	764,748
Goodwill resulting from acquisition(2)	$847,701

(1)
All amounts were previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of interest receivable and other assets and interest payable and other liabilities.

(2)	Includes adjustments to the fair value as a result of additional valuation information obtained during the third quarter of 2017, including the corresponding tax effects.

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
December 31, 2017

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

At the acquisition date, Lake Michigan added total assets of $1.24 billion, including total loans of $985.5 million, and total deposits of $924.7 million to the Consolidated Statement of Financial Position. The Corporation recorded $101.1 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Lake Michigan. In addition, the Corporation recorded $8.6 million of core deposit and other intangible assets in conjunction with the acquisition.

The results of the merged Lake Michigan operations are presented in the Consolidated Financial Statements from the date of acquisition. Acquisition-related expenses associated with the Lake Michigan transaction totaled $5.5 million during 2015.

The summary computation of the purchase price, including adjustments to reflect Lake Michigan's assets acquired and liabilities assumed at fair value and the allocation of the purchase price to the net assets of Lake Michigan, is presented below.

(Dollars in thousands)
Stock	$132,916
Cash	54,478
Total consideration	187,394

Net assets acquired:
Lake Michigan shareholders' equity	$89,280
Adjustments to reflect fair value of net assets acquired:
Loans	(22,600)
Allowance for loan losses	15,888
Premises and equipment	(5,031)
Core deposit intangibles	8,003
Deferred tax assets, net	4,096
Deposits and borrowings, net	(3,182)
Other assets and other liabilities	(121)
Fair value of adjusted net assets acquired	86,333
Goodwill recognized as a result of the Lake Michigan transaction	$101,061

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Allocation of Purchase Price

The following schedule summarizes the acquisition date fair values of assets acquired and liabilities assumed from Lake Michigan:

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

At the acquisition date, Monarch added total assets of $182.8 million, including total loans of $121.8 million, and total deposits of $144.3 million to the Consolidated Statement of Financial Position. In connection with the acquisition of Monarch, the Corporation recorded $5.3 million of goodwill, which was primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and Monarch. In addition, the Corporation recorded $1.9 million of core deposit intangible assets in conjunction with the acquisition.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The results of the merged Monarch operations are presented in the Consolidated Financial Statements from the date of acquisition. The disclosure of Monarch's post-acquisition revenue and net income is not practical due to the combining of Monarch's operations with and into Chemical Bank during the second quarter of 2015. Acquisition-related expenses associated with the Monarch transaction totaled $2.3 million during 2015.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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

The outstanding contractual principal balance and the carrying amount of the Monarch acquired loan portfolio were $76.0 million and $70.8 million, respectively, at December 31, 2017, compared to $92.4 million and $86.4 million, respectively, at December 31, 2016.

Unaudited Pro Forma Combined Results of Operations

The following unaudited pro forma financial information presents the consolidated results of operation of the Corporation and Talmer as if the merger had occurred as of January 1, 2015 and Lake Michigan and Monarch as if the acquisitions had occurred as of January 1, 2014. The unaudited pro forma combined results of operations are presented solely for information purposes and are not intended to represent or be indicative of the consolidated results of operations that Chemical would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results. In particular, no adjustments have been made to eliminate the amount of Talmer's, Lake Michigan's or Monarch's provision for loan losses incurred prior to the acquisition date that would not have been necessary had the acquired loans been recorded at fair value as of the beginning of each period indicated. In accordance with Article 11 of SEC Regulation S-X, transaction costs directly attributable to the acquisitions have been excluded.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

	Years ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net interest and other income	$701,597	$492,323	$654,962
Net Income	149,523	115,847	142,504
Earnings per share:
Basic	$2.11	$1.65	$2.03
Diluted	$2.08	$1.62	$2.01

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
December 31, 2017

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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities.  The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at both December 31, 2017 and 2016 and it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classifies

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

its risk management interest rate swaps designated as cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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

Disclosure of Recurring Basis Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets and liabilities follow:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Investment securities — available-for-sale:
Government sponsored agencies	$—	$202,916	$—	$202,916
State and political subdivisions	—	345,970	—	345,970
Mortgage-backed securities	—	150,131	—	150,131
Collateralized mortgage obligations	—	1,033,845	—	1,033,845
Corporate bonds	—	192,794	—	192,794
Preferred stock and trust preferred securities	—	37,890	—	37,890
Total investment securities — available-for-sale	—	1,963,546	—	1,963,546
Loans held-for-sale	—	52,133	—	52,133
Loan servicing rights	—	—	63,841	63,841
Derivative assets:
Customer-initiated derivatives	—	9,376	—	9,376
Interest rate lock commitments	—	1,222	—	1,222
Power Equity CD	—	2,184	—	2,184
Risk management derivatives	—	5,899	—	5,899
Total derivatives	—	18,681	—	18,681
Total assets at fair value	$—	$2,034,360	$63,841	$2,098,201
Derivative liabilities:
Customer-initiated derivatives	$—	$10,139	$—	$10,139
Forward contracts related to mortgage loans to be delivered for sale	—	34	—	34
Power Equity CD	—	2,184	—	2,184
Total derivatives	—	12,357	—	12,357
Total liabilities at fair value	$—	$12,357	$—	$12,357

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Investment securities — available-for-sale:
U.S. Treasury securities	$5,793	$—	$—	$5,793
Government sponsored agencies	—	215,011	—	215,011
State and political subdivisions	—	300,088	—	300,088
Residential mortgage-backed securities	—	272,282	—	272,282
Collateralized mortgage obligations	—	320,025	—	320,025
Corporate bonds	—	89,474	—	89,474
Preferred stock and trust preferred securities	—	32,291	—	32,291
Total investment securities — available-for-sale	5,793	1,229,171	—	1,234,964
Loans held-for-sale	—	81,830	—	81,830
Loan servicing rights	—	—	48,085	48,085
Derivative assets:
Customer-initiated derivatives	—	4,406	—	4,406
Forward contracts related to mortgage loans to be delivered for sale	—	635	—	635
Interest rate lock commitments	—	956	—	956
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	8,215	—	8,215
Total assets at fair value	$5,793	$1,319,216	$48,085	$1,373,094
Derivative liabilities:
Customer-initiated derivatives	—	4,141	—	4,141
Power Equity CD	—	2,218	—	2,218
Total derivatives	—	6,359	—	6,359
Total liabilities at fair value	$—	$6,359	$—	$6,359
There were no transfers between levels within the fair value hierarchy during the year ended December 31, 2017.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

	Year Ended December 31,
	2017	2016
(Dollars in thousands)	Loan servicing rights
Balance, beginning of period	$48,085	$—
Additions due to acquisition	—	42,462
Transfer in based on new accounting policy election(1)	15,891	—
Gains (losses):
Recorded in earnings (realized):
Recorded in "Net gain on sale of loans and other mortgage banking revenue"	(8,880)	4,593
New originations	8,745	1,030
Balance, end of period	$63,841	$48,085

(1)	Refer to Note 1, Basis of Presentation and Significant Accounting Policies, for further details.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The Corporation has elected the fair value option for loans held-for-sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Corporation's policy on loans held for investment in “Interest and fees on loans” in the Consolidated Statements of Income. There were no loans held-for-sale that were on nonaccrual status or 90 days past due and on accrual status as of December 31, 2017 and 2016.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held-for-sale carried at fair value option was as follows:

	December 31,
(Dollars in thousands)	2017	2016
Aggregate fair value	$52,133	$81,830
Contractual balance	50,597	81,009
Unrealized gain (loss)	1,536	821

The total amount of gains (losses) from loans held-for-sale included in the Consolidated Statements of Income was as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest income(1)	$2,540	$1,606	$83
Change in fair value(2)	715	39	(61)
Net gain on sales of loans(2)	31,734	15,686	6,354
Total included in earnings	$34,989	$17,331	$6,376

(1)	Included in "Interest and fees on loans" in the Consolidated Statements of Income.

(2)	Included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income.

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

Impaired Loans: The Corporation does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allocation of the allowance (valuation allowance) may be established or a portion of the loan is charged off. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the loan's observable market price, the fair value of the collateral or the present value of the expected future cash flows discounted at the loan's effective interest rate. Those impaired loans not requiring a valuation allowance represent loans for which the fair value of the expected repayments or collateral exceed the remaining carrying amount of such loans. Impaired loans where a valuation allowance is established or a portion of the loan is charged off based on the fair value of collateral are subject to nonrecurring fair value measurement and require classification in the fair value hierarchy. The Corporation records impaired loans as Level 3 valuations as there is generally no observable market price or management determines the fair value of the collateral is further impaired below the independent appraised value. When management determines the fair value of the collateral is further impaired below the appraised value, discounts ranging between 20% and 30% of the appraised value are used depending on the nature of the collateral and the age of the most recent appraisal.

Goodwill: Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At December 31, 2017 and 2016, no goodwill was impaired.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Other intangible assets: Other intangible assets consist of core deposit intangible assets and non-compete intangible assets. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years for core deposit intangible assets and 1 year for non-compete intangible assets and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At December 31, 2017 and 2016, there was no impairment identified for core deposit intangible assets or non-compete intangible assets.

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

Other real estate owned and repossessed assets: The carrying amounts for other real estate and repossessed assets are reported in the Consolidated Statements of Financial Position under "Interest receivable and other assets." Other real estate and repossessed assets include real estate and other types of assets repossessed by the Corporation. Other real estate and repossessed assets are recorded at the lower of cost or fair value upon the transfer of a loan to other real estate and repossessed assets and, subsequently, continue to be measured and carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the property or management's estimation of the value of the property. The Corporation records other real estate and repossessed assets as Level 3 valuations as management generally determines that the fair value of the property is impaired below the appraised value. When management determines the fair value of the property is further impaired below appraised value, discounts ranging between 20% and 30% of the appraised value are used depending on the nature of the property and the age of the most recent appraisal.

Disclosure of Nonrecurring Basis Fair Value Measurements

For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follow:

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Impaired loans	$70,619	$70,619
Other real estate and repossessed assets	2,899	2,899
Total	$73,518	$73,518
December 31, 2016
Impaired loans	$62,184	$62,184
Other real estate and repossessed assets	1,386	1,386
Loan servicing rights	2	2
Total	$63,572	$63,572
There were no liabilities recorded at fair value on a nonrecurring basis at December 31, 2017 and 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following table presents additional information about the significant unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

(Dollars in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans	$70,619	Appraisal of collateral	Discount for type of collateral and age of appraisal	20%-30%
Other real estate and repossessed assets	2,899	Appraisal of property	Discount for type of property and age of appraisal	20%-30%
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

The methodologies for estimating the fair value of financial assets and financial liabilities on a recurring or nonrecurring basis are discussed above. At December 31, 2017 and 2016, the estimated fair values of cash and cash equivalents, interest receivable and interest payable approximated their carrying values at those dates. The methodologies for other financial assets and financial liabilities follow.

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

Bank-owned life insurance: Life insurance policies are held on certain officers. The carrying value of these policies approximate fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As such, the Corporation classifies the estimated fair value of bank-owned life insurance as Level 2. Bank-owned life insurance is recorded within "Interest receivable and other assets."

Deposits: The fair values of deposit accounts without defined maturities, such as interest-and noninterest-bearing checking, savings and money market accounts, are estimated to be the amounts payable on demand. The fair values for variable-interest rate time deposits with defined maturities approximate their carrying amounts. Fair value measurements for fixed-interest rate time

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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

A summary of carrying amounts and estimated fair values of the Corporation's financial instruments not recorded at fair value in their entirety on a recurring basis on the Consolidated Statements of Financial Position was as follows:

		December 31,
	Level in Fair Value Measurement Hierarchy	2017		2016
(Dollars in thousands)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$455,991	$455,991	$474,402	$474,402
Investment securities:
Held-to-maturity	Level 2	676,593	662,516	622,927	608,221
Held-to-maturity	Level 3	500	390	500	310
Nonmarketable equity securities	Level 2	180,091	180,091	97,350	97,350
Net loans(1)	Level 3	14,063,380	14,114,545	12,912,511	13,069,315
Interest receivable	Level 2	50,710	50,710	42,235	42,235
Bank-owned life insurance	Level 2	147,584	147,584	143,718	143,718
Financial liabilities:
Deposits:
Deposits without defined maturities	Level 2	$10,425,596	$10,425,596	$9,862,755	$9,862,755
Time deposits	Level 2	3,217,207	3,225,847	3,010,367	3,010,048
Total deposits		13,642,803	13,651,443	12,873,122	12,872,803
Interest payable	Level 2	6,329	6,329	5,415	5,415
Securities sold under agreements to repurchase with customers	Level 2	415,236	415,236	343,047	343,047
Short-term borrowings	Level 2	2,000,000	1,999,137	825,000	825,000
Long-term borrowings	Level 2	372,882	367,984	597,847	591,227

(1)	Included $70.6 million and $62.2 million of impaired loans recorded at fair value on a nonrecurring basis at December 31, 2017 and 2016, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 4: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities available-for-sale and investment securities held-to-maturity at December 31, 2017 and 2016:

	Investment Securities Available-for-Sale
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Government sponsored agencies	$203,099	$765	$948	$202,916
State and political subdivisions	350,088	310	4,428	345,970
Residential mortgage-backed securities	151,752	5	1,626	150,131
Collateralized mortgage obligations	1,042,240	89	8,484	1,033,845
Corporate bonds	193,230	1,156	1,592	192,794
Preferred stock and trust preferred securities	36,237	1,715	62	37,890
Total	$1,976,646	$4,040	$17,140	$1,963,546
December 31, 2016
U.S. Treasury securities	$5,788	$5	$—	$5,793
Government sponsored agencies	216,890	189	2,068	215,011
State and political subdivisions	311,704	163	11,779	300,088
Residential mortgage-backed securities	276,162	112	3,992	272,282
Collateralized mortgage obligations	323,965	63	4,003	320,025
Corporate bonds	90,859	16	1,401	89,474
Preferred stock and trust preferred securities	31,353	1,018	80	32,291
Total	$1,256,721	$1,566	$23,323	$1,234,964

	Investment Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value
December 31, 2017
State and political subdivisions	$676,593	$3,856	$17,933	$662,516
Trust preferred securities	500	—	110	390
Total	$677,093	$3,856	$18,043	$662,906
December 31, 2016
State and political subdivisions	$622,927	$2,648	$17,354	$608,221
Trust preferred securities	500	—	190	310
Total	$623,427	$2,648	$17,544	$608,531
The majority of the Corporation's residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	For the years ended December 31,
(Dollars in thousands)	2017	2016	2015
Proceeds	$409,220	$41,446	$40,301
Gross gains	178	325	631
Gross losses	(7,566)	(196)	(1)

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following is a summary of the amortized cost and fair value of investment securities at December 31, 2017, by maturity, for both available-for-sale and held-to-maturity investment securities. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value
Investment Securities Available-for-Sale:
Due in one year or less	$300,364	$298,644
Due after one year through five years	751,998	746,082
Due after five years through ten years	616,027	611,822
Due after ten years	306,868	305,174
Preferred stock	1,389	1,824
Total	$1,976,646	$1,963,546
Investment Securities Held-to-Maturity:
Due in one year or less	$89,359	$89,149
Due after one year through five years	237,113	233,022
Due after five years through ten years	152,299	148,185
Due after ten years	198,322	192,550
Total	$677,093	$662,906
Securities with a carrying value of $937.2 million and $794.0 million were pledged at December 31, 2017 and 2016, respectively, to secure borrowings and deposits.
At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following schedule summarizes information for both available-for-sale and held-to-maturity investment securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. As of December 31, 2017, the Corporation's securities portfolio consisted of 2,329 securities, 1,518 of which were in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Government sponsored agencies	$63,818	$510	$24,621	$438	$88,439	$948
State and political subdivisions	437,407	12,268	349,242	10,093	786,649	22,361
Residential mortgage-backed securities	93,508	383	56,576	1,243	150,084	1,626
Collateralized mortgage obligations	713,525	7,235	73,707	1,249	787,232	8,484
Corporate bonds	71,447	1,138	47,878	454	119,325	1,592
Preferred stock and trust preferred securities	—	—	11,164	172	11,164	172
Total	$1,379,705	$21,534	$563,188	$13,649	$1,942,893	$35,183
December 31, 2016
Government sponsored agencies	$105,702	$1,707	$15,023	$361	$120,725	$2,068
State and political subdivisions	758,063	28,158	26,810	975	784,873	29,133
Residential mortgage-backed securities	244,239	3,992	—	—	244,239	3,992
Collateralized mortgage obligations	279,001	3,778	14,754	225	293,755	4,003
Corporate bonds	80,536	1,401	—	—	80,536	1,401
Preferred stock and trust preferred securities	10,699	80	310	190	11,009	270
Total	$1,478,240	$39,116	$56,897	$1,751	$1,535,137	$40,867
An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its investment securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any investment security at December 31, 2017, represented an other-than-temporary impairment (OTTI) as the unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates and not credit issues. Management believed that the unrealized losses on investment securities at December 31, 2017 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.
At December 31, 2017, the Corporation did not have the intent to sell any of its impaired investment securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such investment securities before a full recovery of amortized cost. Accordingly, at December 31, 2017, the Corporation believed the impairments in its investment securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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
Real estate construction and land development — Real estate construction loans represent secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Land development loans represent secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at December 31, 2017 and 2016 were primarily comprised of loans to develop residential properties.
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
December 31, 2017

Commercial, commercial real estate, real estate construction and land development loans are referred to as the Corporation's commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation's consumer loan portfolio. A summary of the Corporation's loans follows:

(Dollars in thousands)	Originated	Acquired(1)	Total loans
December 31, 2017
Commercial loan portfolio:
Commercial	$2,407,606	$978,036	$3,385,642
Commercial real estate	2,751,425	1,749,245	4,500,670
Real estate construction and land development	498,155	76,060	574,215
Subtotal	5,657,186	2,803,341	8,460,527
Consumer loan portfolio:
Residential mortgage	1,967,857	1,284,630	3,252,487
Consumer installment	1,510,540	102,468	1,613,008
Home equity	611,846	217,399	829,245
Subtotal	4,090,243	1,604,497	5,694,740
Total loans(2)	$9,747,429	$4,407,838	$14,155,267
December 31, 2016
Commercial loan portfolio:
Commercial	$1,901,526	$1,315,774	$3,217,300
Commercial real estate	1,921,799	2,051,341	3,973,140
Real estate construction and land development	281,724	122,048	403,772
Subtotal	4,105,049	3,489,163	7,594,212
Consumer loan portfolio:
Residential mortgage	1,475,342	1,611,132	3,086,474
Consumer installment	1,282,588	151,296	1,433,884
Home equity	595,422	280,787	876,209
Subtotal	3,353,352	2,043,215	5,396,567
Total loans(2)	$7,458,401	$5,532,378	$12,990,779

(1)	Acquired loans are accounted for under ASC 310-30.

(2)	Reported net of deferred costs totaling $26.1 million and $14.8 million at December 31, 2017 and 2016, respectively.

The Corporation acquired loans at fair value as of the acquisition date, which includes loans acquired in the acquisitions of Talmer, Lake Michigan Financial Corporation ("Lake Michigan"), Monarch Community Bancorp, Inc. ("Monarch"), Northwestern Bancorp, Inc. ("Northwestern") and O.A.K. Financial Corporation ("OAK"). Acquired loans are accounted for under ASC 310-30 which recognizes the expected shortfall of expected future cash flows, as compared to the contractual amount due, as nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is recognized as the accretable discount, or accretable yield. The accretable discount is recognized over the expected remaining life of the acquired loans on a pool basis. In the event an acquired loan is renewed or extended, the loan continues to be accounted for as an acquired loan on a pool basis in accordance with ASC 310-30.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Activity for the accretable yield is as follows:

(Dollars in thousands)	Talmer	Lake Michigan	Monarch	North-western	OAK	Total
Year Ended December 31, 2017
Balance at beginning of period	$798,210	$121,416	$27,182	$69,847	$23,316	$1,039,971
Accretion recognized in interest income	(175,678)	(29,077)	(4,533)	(20,318)	(12,563)	(242,169)
Net reclassification (to) from nonaccretable difference(1)	108,821	2,785	(153)	11,285	6,357	129,095
Balance at end of period	$731,353	$95,124	$22,496	$60,814	$17,110	$926,897
Year Ended December 31, 2016
Balance at beginning of period	$—	$152,999	$34,558	$82,623	$28,077	$298,257
Addition attributable to acquisitions	862,127	—	—	—	—	862,127
Additions (reductions)(1)	—	(3,552)	(1,908)	(6,985)	1,091	(11,354)
Accretion recognized in interest income	(63,917)	(33,031)	(5,468)	(15,791)	(13,352)	(131,559)
Net reclassification (to) from nonaccretable difference(1)	—	5,000	—	10,000	7,500	22,500
Balance at end of period	$798,210	$121,416	$27,182	$69,847	$23,316	$1,039,971
Year Ended December 31, 2015
Balance at beginning of period	$—	$—	$—	$104,675	$33,286	$137,961
Addition attributable to acquisitions	—	190,246	37,914	—	—	228,160
Additions (reductions)(1)	—	(12,991)	1,336	(3,396)	6,601	(8,450)
Accretion recognized in interest income	—	(24,256)	(4,692)	(18,656)	(11,810)	(59,414)
Net reclassification (to) from nonaccretable difference(1)	—	—	—	—	—	—
Balance at end of period	$—	$152,999	$34,558	$82,623	$28,077	$298,257

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

Chemical Bank has extended loans to its directors, executive officers and their affiliates. These loans were made in the ordinary course of business upon normal terms, including collateralization and interest rates prevailing at the time, and did not involve more than the normal risk of repayment by the borrower. The aggregate loans outstanding to the directors, executive officers and their affiliates totaled $3.8 million at December 31, 2017 and $23.9 million at December 31, 2016. During 2017 and 2016, there were $44.1 million and $33.8 million, respectively, of new loans and other additions, while repayments and other reductions totaled $64.2 million and $31.6 million, respectively.
Loans held-for-sale, comprised of fixed-rate residential mortgage loans, were $52.1 million at December 31, 2017 and $81.8 million at December 31, 2016. The Corporation sold loans totaling $806.8 million in 2017, $707.8 million in 2016 and $222.6 million in 2015.
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
The Corporation, through Chemical Bank, has a commercial loan portfolio approval process involving underwriting and individual and group loan approval authorities to consider credit quality and loss exposure at loan origination. The loans in the Corporation's commercial loan portfolio are risk rated at origination based on the grading system set forth below. The approval authority of relationship managers is established based on experience levels, with credit decisions greater than $1.25 million requiring credit officer approval and credit decisions greater than $3.0 million requiring group loan authority approval, except for

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

six executive and senior officers who have varying loan limits up to $8.0 million. With respect to the group loan authorities, Chemical Bank has various regional loan committees that meet weekly to consider loan ranging in amounts from $3.0 million to $7.0 million, and a senior loan committee, consisting of certain executive and senior officers, that meets weekly to consider loans ranging in amounts from $5.0 million up to Chemical Bank's internal lending limit, depending on risk rating and credit action required. Credit decisions exceeding Chemical Bank's internal lending limit require the approval of the board of directors.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following schedule presents the recorded investment of loans in the commercial loan portfolio by credit risk categories at December 31, 2017 and 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Originated Portfolio:
Commercial	$2,316,464	$41,059	$50,083	$—	$2,407,606
Commercial real estate	2,677,579	24,204	49,642	—	2,751,425
Real estate construction and land development	494,528	837	2,790	—	498,155
Subtotal	5,488,571	66,100	102,515	—	5,657,186
Acquired Portfolio:
Commercial	873,861	68,418	35,539	218	978,036
Commercial real estate	1,603,685	67,970	76,803	787	1,749,245
Real estate construction and land development	72,346	2,218	1,496	—	76,060
Subtotal	2,549,892	138,606	113,838	1,005	2,803,341
Total	$8,038,463	$204,706	$216,353	$1,005	$8,460,527
December 31, 2016
Originated Portfolio:
Commercial	$1,803,750	$44,809	$51,898	$1,069	$1,901,526
Commercial real estate	1,849,315	36,981	35,502	1	1,921,799
Real estate construction and land development	280,968	157	599	—	281,724
Subtotal	3,934,033	81,947	87,999	1,070	4,105,049
Acquired Portfolio:
Commercial	1,218,848	46,643	50,283	—	1,315,774
Commercial real estate	1,897,011	61,441	92,636	253	2,051,341
Real estate construction and land development	117,505	1,982	2,561	—	122,048
Subtotal	3,233,364	110,066	145,480	253	3,489,163
Total	$7,167,397	$192,013	$233,479	$1,323	$7,594,212
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at December 31, 2017 and 2016:

(Dollars in thousands)	Residential mortgage	Consumer installment	Home equity	Total consumer
December 31, 2017
Originated Portfolio:
Performing	$1,959,222	$1,509,698	$607,541	$4,076,461
Nonperforming	8,635	842	4,305	13,782
Subtotal	1,967,857	1,510,540	611,846	4,090,243
Acquired Loans	1,284,630	102,468	217,399	1,604,497
Total	$3,252,487	$1,613,008	$829,245	$5,694,740
December 31, 2016
Originated Portfolio:
Performing	$1,468,373	$1,281,709	$592,071	$3,342,153
Nonperforming	6,969	879	3,351	11,199
Subtotal	1,475,342	1,282,588	595,422	3,353,352
Acquired Loans	1,611,132	151,296	280,787	2,043,215
Total	$3,086,474	$1,433,884	$876,209	$5,396,567

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

A summary of nonperforming assets follows:

	December 31,
(Dollars in thousands)	2017	2016
Nonperforming assets
Nonaccrual loans:
Commercial	$19,691	$13,178
Commercial real estate	29,545	19,877
Real estate construction and land development	77	80
Residential mortgage	8,635	6,969
Consumer installment	842	879
Home equity	4,305	3,351
Total nonaccrual loans	63,095	44,334
Other real estate owned and repossessed assets	8,807	17,187
Total nonperforming assets	$71,902	$61,521
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30
Commercial	$—	$11
Commercial real estate	13	277
Residential mortgage	—	—
Home equity	1,364	995
Total accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30	$1,377	$1,283

The Corporation's nonaccrual loans at December 31, 2017 and 2016 included $29.1 million and $30.5 million, respectively, of nonaccrual TDRs.
There was no interest income recognized on nonaccrual loans during 2017, 2016 and 2015 while the loans were in nonaccrual status. During 2017, 2016 and 2015, the Corporation recognized $1.3 million, $0.4 million and $0.9 million, respectively, of interest income on these loans while they were in an accruing status. Additional interest income that would have been recorded on nonaccrual loans had they been current in accordance with their original terms was $3.1 million in 2017, $2.9 million in 2016 and $3.2 million in 2015. During 2017, 2016 and 2015, the Corporation recognized interest income of $2.6 million, $3.9 million and $3.9 million, respectively, on performing TDRs.
The Corporation had $4.2 million of residential mortgage loans that were in the process of foreclosure at December 31, 2017, compared to $7.3 million at December 31, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Loan delinquency, excluding acquired loans accounted for under ASC 310-30, was as follows:

(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
December 31, 2017
Originated Portfolio:
Commercial	$13,906	$3,766	$9,494	$27,166	$2,380,440	$2,407,606	$—
Commercial real estate	9,380	1,562	5,873	16,815	2,734,610	2,751,425	13
Real estate construction and land development	—	—	—	—	498,155	498,155	—
Residential mortgage	2,795	1,415	858	5,068	1,962,789	1,967,857	—
Consumer installment	3,324	442	226	3,992	1,506,548	1,510,540	—
Home equity	2,319	1,301	2,196	5,816	606,030	611,846	1,364
Total	$31,724	$8,486	$18,647	$58,857	$9,688,572	$9,747,429	$1,377
December 31, 2016
Originated Portfolio:
Commercial	$10,421	$4,842	$3,641	$18,904	$1,882,622	$1,901,526	$11
Commercial real estate	6,551	1,589	5,165	13,305	1,908,494	1,921,799	277
Real estate construction and land development	2,721	499	—	3,220	278,504	281,724	—
Residential mortgage	3,147	62	1,752	4,961	1,470,381	1,475,342	—
Consumer installment	3,991	675	238	4,904	1,277,684	1,282,588	—
Home equity	3,097	893	2,349	6,339	589,083	595,422	995
Total	$29,928	$8,560	$13,145	$51,633	$7,406,768	$7,458,401	$1,283

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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
The following schedules present impaired loans by classes of loans at December 31, 2017 and December 31, 2016:

(Dollars in thousands)	Recorded investment	Unpaid principal balance	Related valuation allowance
December 31, 2017
Impaired loans with a valuation allowance:
Commercial	$28,897	$31,655	$2,296
Commercial real estate	28,003	34,580	3,227
Real estate construction and land development	313	313	14
Residential mortgage	15,872	15,872	1,487
Consumer installment	966	966	120
Home equity	4,570	4,570	858
Subtotal	78,621	87,956	8,002
Impaired loans with no related valuation allowance:
Commercial	8,504	9,291	—
Commercial real estate	18,080	19,861	—
Real estate construction and land development	—	—	—
Residential mortgage	4,902	4,902	—
Consumer installment	—	—	—
Home equity	1,770	1,770	—
Subtotal	33,256	35,824	—
Total impaired loans:
Commercial	37,401	40,946	2,296
Commercial real estate	46,083	54,441	3,227
Real estate construction and land development	313	313	14
Residential mortgage	20,774	20,774	1,487
Consumer installment	966	966	120
Home equity	6,340	6,340	858
Total	$111,877	$123,780	$8,002

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

(Dollars in thousands)	Recorded investment	Unpaid principal balance	Related valuation allowance
December 31, 2016
Impaired loans with a valuation allowance:
Commercial	$28,925	$33,209	$3,128
Commercial real estate	21,318	27,558	2,102
Real estate construction and land development	177	177	4
Residential mortgage	20,864	20,864	3,528
Consumer installment	879	879	240
Home equity	2,577	2,577	390
Subtotal	74,740	85,264	9,392
Impaired loans with no related valuation allowance:
Commercial	7,435	11,153	—
Commercial real estate	20,588	23,535	—
Real estate construction and land development	80	80	—
Residential mortgage	3,252	3,252	—
Consumer installment	—	—	—
Home equity	774	774	—
Subtotal	32,129	38,794	—
Total impaired loans:
Commercial	36,360	44,362	3,128
Commercial real estate	41,906	51,093	2,102
Real estate construction and land development	257	257	4
Residential mortgage	24,116	24,116	3,528
Consumer installment	879	879	240
Home equity	3,351	3,351	390
Total	$106,869	$124,058	$9,392

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following schedule presents additional information regarding impaired loans by classes of loans segregated by those requiring a valuation allowance and those not requiring a valuation allowance at December 31, 2017, 2016 and 2015 and the respective interest income amounts recognized:

	For the years ended December 31,
	2017		2016		2015
(Dollars in thousands)	Average annual recorded investment	Interest income recognized while on impaired status	Average annual recorded investment	Interest income recognized while on impaired status	Average annual recorded investment	Interest income recognized while on impaired status
Impaired loans with a valuation allowance:
Commercial	$25,099	$939	$7,829	$—	$9,511	$—
Commercial real estate	19,983	677	5,658	—	2,918	—
Real estate construction and land development	175	10	19	—	—	—
Residential mortgage	16,390	538	23,958	1,285	20,661	1,312
Consumer installment	744	4	359	—	—	—
Home equity	4,201	82	1,759	—	—	—
Subtotal	66,592	2,250	39,582	1,285	33,090	1,312
Impaired loans with no related valuation allowance:
Commercial	10,196	28	29,559	1,343	27,778	1,005
Commercial real estate	24,658	245	41,646	1,236	50,079	1,547
Real estate construction and land development	78	—	585	22	889	25
Residential mortgage	4,622	38	1,519	—	6,027	—
Consumer installment	205	—	—	—	448	—
Home equity	1,392	14	555	—	1,872	—
Subtotal	41,151	325	73,864	2,601	87,093	2,577
Total impaired loans:
Commercial	35,295	967	37,388	1,343	37,289	1,005
Commercial real estate	44,641	922	47,304	1,236	52,997	1,547
Real estate construction and land development	253	10	604	22	889	25
Residential mortgage	21,012	576	25,477	1,285	26,688	1,312
Consumer installment	949	4	359	—	448	—
Home equity	5,593	96	2,314	—	1,872	—
Total	$107,743	$2,575	$113,446	$3,886	$120,183	$3,889
The difference between an impaired loan's recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management's assessment that full collection of the loan balance is not likely.
Impaired loans included $48.8 million and $62.5 million at December 31, 2017 and December 31, 2016, respectively, of accruing TDRs.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Loans Modified Under Troubled Debt Restructurings (TDRs)
The following tables present the recorded investment of loans modified into TDRs during the years ended December 31, 2017, 2016 and 2015 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type
(Dollars in thousands)	Principal deferral	Principal reduction	A/B Note Restructure(1)	Interest rate	Forbearance agreement	Total number of loans	Pre- modification recorded investment	Post- modification recorded investment
For the year ended December 31, 2017
Commercial loan portfolio:
Commercial	$2,308	$—	$—	$1,827	$2,176	36	$6,416	$6,311
Commercial real estate	706	—	—	338	953	16	2,097	1,997
Real estate construction and land development	35	—	—	—	—	1	36	35
Subtotal	3,049	—	—	2,165	3,129	53	8,549	8,343
Consumer loan portfolio:
Residential mortgage	297	—	—	383	—	11	763	680
Consumer installment	118	37	—	37	—	34	208	192
Home equity	389	—	—	52	—	14	537	441
Subtotal	804	37	—	472	—	59	1,508	1,313
Total loans	$3,853	$37	$—	$2,637	$3,129	112	$10,057	$9,656

For the year ended December 31, 2016
Commercial loan portfolio:
Commercial	$11,533	$1,527	$43	$—	$1,750	54	$14,853	$14,853
Commercial real estate	2,993	1,866	—	—	—	16	4,859	4,859
Subtotal	14,526	3,393	43	—	1,750	70	19,712	19,712
Consumer loan portfolio:
Residential mortgage	477	—	—	—	—	4	477	477
Consumer installment	87	—	—	—	—	14	87	87
Home equity	179	—	—	364	—	10	543	543
Subtotal	743	—	—	364	—	28	1,107	1,107
Total loans	$15,269	$3,393	$43	$364	$1,750	98	$20,819	$20,819

For the year ended December 31, 2015
Commercial loan portfolio:
Commercial	$6,031	$—	$—	$117	$5,298	53	$11,446	$11,446
Commercial real estate	5,904	450	—	102	740	21	7,196	7,196
Real estate construction and land development	705	—	—	—	—	3	705	705
Subtotal	12,640	450	—	219	6,038	77	19,347	19,347
Consumer loan portfolio:
Residential mortgage	1,246	—	—	635	—	20	1,881	1,881
Consumer installment	210	—	—	—	—	19	210	210
Home equity	1,110	—	—	46	—	26	1,158	1,156
Subtotal	2,566	—	—	681	—	65	3,249	3,247
Total loans	$15,206	$450	$—	$900	$6,038	142	$22,596	$22,594

(1)
Loan restructurings whereby the original loan is restructured into two notes: an "A" note, which generally reflects the portion of the modified loans which is expected to be collected: and a "B" note, which is fully charged off.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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

The following schedule presents the Corporation's TDRs at December 31, 2017 and 2016:

(Dollars in thousands)	Accruing TDRs	Nonaccrual TDRs	Total
December 31, 2017
Commercial loan portfolio	$34,484	$24,358	$58,842
Consumer loan portfolio	14,298	4,748	19,046
Total	$48,782	$29,106	$77,888
December 31, 2016
Commercial loan portfolio	$45,388	$25,397	$70,785
Consumer loan portfolio	17,147	5,134	22,281
Total	$62,535	$30,531	$93,066

The following schedule includes TDRs for which there was a payment default during the years ended December 31, 2017, 2016 and 2015, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	For the years ended December 31,
	2017		2016		2015
	Number of loans	Principal balance at year end	Number of loans	Principal balance at year end	Number of loans	Principal balance at year end
(Dollars in thousands)
Commercial loan portfolio:
Commercial	5	$1,617	—	$—	1	$1,206
Commercial real estate	—	—	2	1,721	5	1,016
Subtotal - commercial loan portfolio	5	1,617	2	1,721	6	2,222
Consumer loan portfolio (residential mortgage)	17	434	14	259	3	65
Total	22	$2,051	16	$1,980	9	$2,287
At December 31, 2017, commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2.0 million.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Allowance for Loan Losses
The following schedule presents, by loan portfolio segment, the changes in the allowance for the originated loan portfolio for the years ended December 31, 2017, 2016 and 2015.

(Dollars in thousands)	Commercial loan portfolio	Consumer loan portfolio	Unallocated	Total
Originated Loan Portfolio
Changes in allowance for loan losses for the year ended December 31, 2017:
Beginning balance	$51,201	$27,067	$—	$78,268
Provision for loan losses	19,007	4,293	—	23,300
Charge-offs	(8,570)	(8,297)	—	(16,867)
Recoveries	4,495	2,691	—	7,186
Ending balance	$66,133	$25,754	$—	$91,887
Changes in allowance for loan losses for the year ended December 31, 2016:
Beginning balance	$47,234	$26,094	$—	$73,328
Provision (benefit) for loan losses	9,788	5,087	—	14,875
Charge-offs	(8,906)	(6,396)	—	(15,302)
Recoveries	3,085	2,282	—	5,367
Ending balance	$51,201	$27,067	$—	$78,268
Changes in allowance for loan losses for the year ended December 31, 2015:
Beginning balance	$44,156	$28,803	$2,724	$75,683
Provision (benefit) for loan losses	7,275	1,949	(2,724)	6,500
Charge-offs	(6,385)	(7,116)	—	(13,501)
Recoveries	2,188	2,458	—	4,646
Ending balance	$47,234	$26,094	$—	$73,328

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following schedule presents by loan portfolio segment, details regarding the balance in the allowance and the recorded investment in loans at December 31, 2017 and 2016 by impairment evaluation method.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Allowance for loan losses balance at December 31, 2017 attributable to:
Loans individually evaluated for impairment	$5,537	$2,465	$8,002
Loans collectively evaluated for impairment	60,596	23,289	83,885
Loans accounted for under ASC 310-30	—	—	—
Total	$66,133	$25,754	$91,887
Recorded investment (loan balance) at December 31, 2017:
Loans individually evaluated for impairment	$83,797	$28,080	$111,877
Loans collectively evaluated for impairment	5,573,389	4,062,163	9,635,552
Loans accounted for under ASC 310-30	2,803,341	1,604,497	4,407,838
Total	$8,460,527	$5,694,740	$14,155,267

Allowance for loan losses balance at December 31, 2016 attributable to:
Loans individually evaluated for impairment	$5,234	$4,158	$9,392
Loans collectively evaluated for impairment	45,967	22,909	68,876
Loans accounted for under ASC 310-30	—	—	—
Total	$51,201	$27,067	$78,268
Recorded investment (loan balance) at December 31, 2016:
Loans individually evaluated for impairment	$78,523	$28,346	$106,869
Loans collectively evaluated for impairment	4,026,526	3,325,006	7,351,532
Loans accounted for under ASC 310-30	3,489,163	2,043,215	5,532,378
Total	$7,594,212	$5,396,567	$12,990,779
Note 6: Premises and Equipment
The following table summarizes premises and equipment:

	December 31,
(Dollars in thousands)	2017	2016
Land and land improvements	$31,427	$36,185
Buildings	130,028	144,155
Furniture and equipment	100,932	91,963
Total	262,387	272,303
Less accumulated depreciation	(135,491)	(127,291)
Premises and equipment, net	$126,896	$145,012
The Corporation leases certain branch properties and equipment under operating leases. Net rent expense was $6.4 million, $3.3 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
During the years ended December 31, 2017 and 2016 the Corporation transferred $13.2 million and $4.8 million from premises and equipment to other assets, respectively, due to branch or building operation closings/consolidations.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 7: Other Real Estate Owned and Repossessed Assets

Changes in other real estate owned and repossessed assets, included in interest receivable and other assets on the Consolidated Statements of Financial Position, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2015	$13,953	$252
Additions due to acquisitions	440	—
Other additions(1)	6,957	2,372
Net payments received	(45)	(22)
Disposals	(10,168)	(2,383)
Write-downs	(1,421)	—
Balance at December 31, 2015	$9,716	$219
Additions due to acquisitions	13,227	313
Other additions(1)	9,938	3,032
Net payments received	(1,560)	(763)
Disposals	(13,873)	(2,426)
Write-downs	(636)	—
Balance at December 31, 2016	$16,812	$375
Other additions(1)	6,905	4,641
Net payments received	(1,064)	—
Disposals	(12,831)	(4,391)
Write-downs	(1,640)	—
Balance at December 31, 2017	$8,182	$625

(1)	Includes loans transferred to other real estate owned and other repossessed assets.

At December 31, 2017 the Corporation had $0.5 million of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In addition, there were $4.2 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process, as of December 31, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of “Other expense” in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the year ended December 31, 2017
Net gain (loss) on sale	$3,038	$(381)
Write-downs	(1,640)	—
Net operating expenses	(1,981)	(41)
Total	$(583)	$(422)
For the year ended December 31, 2016
Net gain (loss) on sale	$5,325	$523
Write-downs	(636)	—
Net operating expenses	(740)	(60)
Total	$3,949	$463
For the year ended December 31, 2015
Net gain (loss) on sale	$4,128	$(26)
Write-downs	(1,421)	—
Net operating expenses	(1,604)	(19)
Total	$1,103	$(45)

Note 8: Goodwill
Goodwill was $1.13 billion for both December 31, 2017 and 2016. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and acquired and merged organizations. The Corporation recorded goodwill in the amount of $847.7 million related to the merger with Talmer completed on August 31, 2016. During 2015, the Corporation acquired Lake Michigan and Monarch, which resulted in the recognition of goodwill for each transaction of $101.1 million and $5.3 million, respectively.
Goodwill is not amortized but is subject to impairment testing annually as of October 31 and on an interim basis if events or changes in circumstances indicate assets might be impaired. Impairment exists when the carrying value of goodwill exceeds its fair value. The Corporation’s most recent annual goodwill impairment review performed as of October 31, 2017 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through December 31, 2017 and that the Corporation's goodwill was not impaired at December 31, 2017.

Note 9: Loan Servicing Rights

LSRs are created as a result of selling residential mortgage and commercial real estate loans in the secondary market while retaining the right to service these loans and receive servicing income over the life of the loan, and from acquisitions of other banks that had LSRs. Loans serviced for others are not reported as assets in the Consolidated Statements of Financial Position.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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

(Dollars in thousands)	Commercial Real Estate	Mortgage	Total
For the year ended December 31, 2017
Fair value, beginning of period	$344	$47,741	$48,085
Transfers in based on new accounting policy election	—	15,891	15,891
Additions from loans sold with servicing retained	188	8,557	8,745
Changes in fair value due to:
Reductions from pay-offs, pay downs and run-off	(105)	(2,400)	(2,505)
Changes in estimates of fair value (1)	—	(6,375)	(6,375)
Fair value, end of period	$427	$63,414	$63,841
Principal balance of loans serviced	$40,316	$7,068,431	$7,108,747
For the year ended December 31, 2016
Fair value, beginning of period	$—	$—	$—
Acquired in Talmer Bancorp, Inc. merger	365	42,097	42,462
Additions from loans sold with servicing retained	—	1,030	1,030
Changes in fair value due to:
Reductions from pay-offs, pay downs and run-off	(17)	(502)	(519)
Changes in estimates of fair value (1)	(4)	5,116	5,112
Fair value, end of period	$344	$47,741	$48,085
Principal balance of loans serviced under the fair value measurement method	$64,756	$5,235,415	$5,300,171
(1) Represents estimated LSR value change resulting primarily from market-driven changes in interest rates and prepayments. Included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income.

The following shows the net carrying value and fair value of LSRs and the total loans that the Corporation serviced for others accounted for at the lower of cost or fair value for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Net carrying value of LSRs	$10,230	$11,122
Fair value of LSRs	$15,891	$15,542
Valuation allowance	$8	$—
Loans serviced for others that have servicing rights capitalized	$2,074,057	$2,082,899

Activity for LSRs accounted for at the lower of cost or fair value and the related valuation allowance for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$11,122	$12,217
Acquired through acquisitions	—	1,284
Additions	3,303	1,476
Amortization	(4,187)	(4,055)
Change in valuation allowance	(8)	200
Balance at end of period	$10,230	$11,122

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of December 31, 2017 and 2016.

Mortgage
As of December 31, 2017
Prepayment speed	0.00 - 38.8%
Weighted average ("WA") discount rate	10.1%
Cost to service/per year	$66
WA Ancillary income/per year	$31
WA float range	1.6%
As of December 31, 2016
Prepayment speed	0.00 - 99.8%
WA discount rate	10.1%
Cost to service/per year	$65-$90
Ancillary income/per year	$28
WA float range	1.0%

The Corporation realized total loan servicing fee income of $18.2 million, $8.7 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, recorded as a component of "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income.

Note 10: Other Intangible Assets

The following table shows the net carrying value of the Corporation's other intangible assets.

	December 31,
(Dollars in thousands)	2017	2016
Core deposit intangible assets	$34,259	$40,211
Non-compete intangible assets	12	—
Total other intangible assets	$34,271	$40,211

Core Deposit Intangible Assets

The Corporation recorded core deposit intangible assets associated with each of its acquisitions. Core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 7.5 years as of December 31, 2017.

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

	December 31,
(Dollars in thousands)	2017	2016
Gross carrying amount	$59,143	$59,143
Accumulated amortization	24,884	18,932
Net carrying amount	$34,259	$40,211

Amortization expense recognized on core deposit intangible assets was $6.0 million, $5.2 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The estimated future amortization expense on core deposit intangible assets for the next five years is as follows:

(Dollars in thousands)	Estimated amortization expense
2018	$5,703
2019	5,441
2020	4,850
2021	4,471
2022	4,218

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

The Corporation utilizes interest rate swaps for risk management purposes to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. These interest rate swaps designated as cash flow hedges are used to manage differences in the amount, timing and duration of the Corporation's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. The Corporation assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative instruments with the changes in cash flows of the designated hedged transactions. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Corporation expects the hedges to remain highly effective during the remaining terms of the swaps.

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
December 31, 2017

The following table presents the notional amount and fair value of the Corporation’s derivative instruments held or issued in connection with customer-initiated and mortgage banking activities.

	December 31,
	2017			2016
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$620,000	$5,899	$—	$—	$—	$—
Total risk management purposes	620,000	5,899	—	—	—	—
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	1,365,119	9,376	10,139	600,598	4,406	4,141
Foreign exchange forwards(3)	—	—	—	—	—	—
Forward contracts related to mortgage loans to be delivered for sale	115,996	—	34	140,155	635	—
Interest rate lock commitments	71,003	1,222	—	76,034	956	—
Power Equity CD	38,807	2,184	2,184	36,807	2,218	2,218
Total customer-initiated and mortgage banking derivatives	1,590,925	12,782	12,357	853,594	8,215	6,359
Total gross derivatives	$2,210,925	$18,681	$12,357	$853,594	$8,215	$6,359

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Position.

(2)
Derivative assets are included within "Interest receivable and other assets" and derivative liabilities are included within "Interest Payable and other liabilities" on the Consolidated Statements of Financial Position. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $809 thousand at December 31, 2017 and $99 thousand at December 31, 2016.

(3)	The foreign exchange forwards that were entered into during the year ended December 31, 2017 had matured as of December 31, 2017.

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in "Net gain (loss) on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		For the years ended December 31,
(Dollars in thousands)	Location of Gain (Loss)	2017	2016	2015
Forward contracts related to mortgage loans to be delivered for sale	Net gain (loss) on sale of loans and other mortgage banking revenue	$(669)	$692	$193
Interest rate lock commitments	Net gain (loss) on sale of loans and other mortgage banking revenue	266	(1,356)	(132)
Customer-initiated derivatives	Other noninterest income	(1,028)	581	—
Total gain (loss) recognized in income		$(1,431)	$(83)	$61

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

     The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the year ended December 31, 2017. The Corporation first began entering into interest rate swaps designated as cash flow hedges during the year ended December 31, 2017.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income (Effective portion)	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense (Effective portion)	Amount of gain (loss) recognized in other noninterest income (Ineffective portion)
Year Ended December 31, 2017
Interest rate swaps designated as cash flow hedges	$4,263	$(1,633)	$(3)

At December 31, 2017, the Corporation expected $0.3 million of unrealized income to be reclassified as a decrease to interest expense during the following twelve months.

Methods and assumptions used by the Corporation in estimating the fair value of its forward contracts, interest rate lock commitments and customer-initiated derivatives are discussed in Note 3.

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial position	Financial instruments	Collateral (received)/posted	Net Amount
December 31, 2017
Offsetting derivative assets
Derivative assets	$15,228	$—	$15,228	$—	$—	$15,228
Offsetting derivative liabilities
Derivative liabilities	10,139	—	10,139	—	1,081	9,058
December 31, 2016
Offsetting derivative assets
Derivative assets	$4,405	$—	$4,405	$—	$—	$4,405
Offsetting derivative liabilities
Derivative liabilities	4,141	—	4,141	—	2,550	1,591

Note 12: Investments in Qualified Affordable Housing Projects, Federal Historic Projects and New Market Tax Credits

The Corporation invests in qualified affordable housing projects, federal historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits. Return on the Corporation's investment in these projects comes in the form of the tax credits and tax losses that pass through to the Corporation. The carrying value of the investments is reflected in "Interest receivable and other assets" on the Consolidated Statements of Financial Position. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $3.4 million, $2.6 million and $1.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $51.4 million at December 31, 2017 and $29.5 million at December 31, 2016.

Under the equity method, the Corporation's share of the earnings or losses is included in "Other operating expenses" on the Consolidated Statements of Income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $17.3 million and $10.9 million at December 31, 2017 and 2016, respectively.

The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. The Corporation's remaining unfunded equity contributions totaled $48.1 million and $16.0 million at December 31, 2017 and 2016, respectively.

Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. During the year ended December 31, 2017, multiple federal housing tax credits were placed into service resulting in income tax benefit of $7.9 million, partially offset by impairment expense of $9.3 million, $6.0 million net of tax, recorded in "other noninterest expense." There was no impairment losses recognized as of December 31, 2016.

The Corporation consolidates variable interest entities ("VIEs") in which it is the primary beneficiary. In general, a VIE is an entity that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns as generated by its operations. If any of these characteristics are present, the entity is subject to a variable interest consolidation model, and consolidation is based on variable interests, not on ownership of the entity's outstanding voting stock. Variable interests are defined as contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary consolidates the VIE. The primary beneficiary is defined as the enterprise that has the power to direct the activities and absorb losses or the right to receive benefits. The Corporation is a significant limited partner in the qualified affordable housing, federal historic and new market projects it has invested in. These projects meet the definition of VIEs. However, the Corporation is not the primary beneficiary of any of the VIEs in which it holds a limited partnership interest; therefore, the VIEs are not consolidated in the Consolidated Financial Statements.
Note 13: Commitments, Contingencies and Guarantees
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
At December 31, 2017 and 2016, the Corporation had $187.6 million and $118.9 million, respectively, of outstanding financial and performance standby letters of credit. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at December 31, 2017 and 2016.
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may not require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, accounts receivable, inventory, plant or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally not collateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Corporation is committed. At December 31, 2017 and 2016, the Corporation had $3.03 billion and $2.70 billion, respectively, of commitments to extend credit. The Corporation had undisbursed loan commitments of $571.0 million and $578.2 million at December 31, 2017 and 2016, respectively. Undisbursed loan commitments are not included in loans on the Consolidated Statements of Financial Position. The majority of undisbursed loan commitments will be funded and convert to a portfolio loan within a one year period.
The allowance for credit losses on lending-related commitments included $1.2 million and $1.3 million at December 31, 2017 and 2016, respectively, for probable credit losses inherent in the Corporation's unused commitments and was recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Contingencies and Guarantees
The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by Talmer, for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $13.3 million and $16.9 million at December 31, 2017 and 2016, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $12.8 million and $16.1 million at December 31, 2017 and 2016, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At both December 31, 2017 and 2016, the Corporation had recorded a liability of $0.2 million, in connection with the recourse agreements, recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Representations and Warranties
In connection with the Corporation's mortgage banking loan sales, and the historical sales of merged or acquired entities, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At December 31, 2017 and 2016, respectively, the liability recorded in connection with these representations and warranties totaled $5.3 million and $6.5 million, respectively.
A summary of the reserve for representations and warranties of the Corporation is as follows:

	For the years ended December 31,
(Dollars in thousands)	2017	2016	2015
Reserve balance at beginning of period	$6,459	$4,048	$3,000
Addition of fair value of representations and warranties due to mergers and acquisitions	—	3,100	1,712
Reserve reduction	(1,095)	(580)	—
Charge-offs	(15)	(109)	(664)
Ending reserve balance	$5,349	$6,459	$4,048
Reserve balance:
Liability for specific claims	531	730	—
General allowance	4,818	5,729	4,048
Total reserve balance	$5,349	$6,459	$4,048
Operating Leases and Other Noncancelable Contractual Obligations
The Corporation has operating leases and other noncancelable contractual obligations on buildings, equipment, computer software and other expenses that will require annual payments through 2034, including renewal option periods for those building leases that the Corporation expects to renew.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Future minimum lease payments for operating leases and other noncancelable contractual obligations are as follows:

(Dollars in thousands)	Future Minimum Lease Payments(1)
Years ending December 31,
2018	$22,973
2019	21,487
2020	18,808
2021	16,794
2022	20,112
Thereafter	33,775
Total	$133,949

(1)	Future minimum lease payments are reduced by $0.9 million related to sublease income to be received within the next five years.

Minimum payments include estimates, where applicable, of estimated usage and annual Consumer Price Index increases of approximately 2.1%. Total expense recorded under operating leases and other noncancelable contractual obligations was $30.8 million in 2017, compared to $20.4 million in 2016 and $15.6 million in 2015.
Legal Proceedings
The Corporation and Chemical Bank are subject to various pending or threatened legal proceedings arising out of the normal course of business and related to our merger and acquisition history.
The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in the Consolidated Financial Statements. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, in the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Corporation.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 14: Deposits

A summary of deposits follows:

	December 31,
(Dollars in thousands)	2017	2016
Noninterest-bearing demand	$3,725,779	$3,341,520
Savings	1,697,762	1,662,115
Interest-bearing demand	2,724,415	2,825,801
Money market accounts	1,957,909	2,033,319
Brokered deposits	453,227	226,429
Other time deposits	3,083,711	2,783,938
Total deposits	$13,642,803	$12,873,122

Excluded from total deposits are demand deposit account overdrafts (overdrafts) which have been classified as loans. At December 31, 2017 and 2016, overdrafts totaled $5.9 million and $5.0 million, respectively.

Deposits from executive officers, directors, principal shareholders and their related interests were $10.6 million at December 31, 2017.

Time deposits, including certificates of deposit and certain individual retirement account deposits, of $250 thousand or more totaled $1.6 billion and $975.4 million at December 31, 2017 and 2016, respectively. At December 31, 2017, the scheduled maturities of time deposits for the next five years were as follows:

(Dollars in thousands)
2018	$2,168,858
2019	646,514
2020	183,101
2021	134,806
2022	81,169
Thereafter	2,759
Total	$3,217,207

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 15: Borrowings
A summary of the Corporation's short- and long-term borrowings follows:

	December 31,
	2017		2016
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Securities sold under agreements to repurchase with customers:
Securities sold under agreements to repurchase with customers	$415,236	0.44%	$343,047	0.16%
Short-term borrowings:
FHLB advances: 1.25% - 1.50% fixed-rate notes	2,000,000	1.39	825,000	0.65
Long-term borrowings:
FHLB advances: 0.92% - 2.60% fixed-rate notes due 2018 to 2020 (2)	337,204	1.26	438,538	1.24
Securities sold under agreements to repurchase(3)	—	—	19,144	3.17
Line-of-credit: floating-rate based on one-month LIBOR plus 1.75%	19,963	3.10	124,625	2.52
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035 (4)	11,425	3.69	11,285	3.14
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 3.25% due in 2032 (5)	4,290	4.59	4,255	4.25
Total long-term borrowings	372,882	1.47	597,847	1.63
Total short-term and long-term borrowings	$2,788,118	1.26%	$1,765,894	0.89%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The December 31, 2017 balance includes advances payable of $337.0 million and purchase accounting premiums of $0.2 million. The December 31, 2016 balance includes advances payable of $437.8 million and purchase accounting premiums of $0.7 million.

(3)	The December 31, 2016 balance includes advance payable of $19.0 million and purchase accounting premiums of $0.1 million.

(4)
The December 31, 2017 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.6 million. The December 31, 2016 balance includes advance payable of $15.0 million and purchase accounting premiums of $3.7 million.

(5)
The December 31, 2017 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million. The December 31, 2016 balance includes advance payable of $5.0 million and purchase accounting premiums of $0.7 million.

Chemical Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances. The Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by commercial and residential mortgage loans totaling $7.36 billion as of December 31, 2017. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $193.5 million at December 31, 2017.

In conjunction with the merger with Talmer, the Corporation entered into a credit agreement of $145.0 million consisting of a $125.0 million term line-of credit and a $20.0 million revolving line-of-credit. The Corporation drew $125.0 million on the term line-of-credit to pay off the Corporation's prior $25.0 million line-of-credit and a $37.5 million line-of-credit acquired in the merger with Talmer, with the remaining proceeds used to partially fund the cash portion of the merger consideration. The line-of-credit agreement contains covenants related to certain thresholds that must be maintained related to the nonperforming assets to tangible capital ratio, the loan loss reserve to nonperforming loan ratio, the liquidity ratio and return on average assets. The Corporation was in compliance with all of the covenants at December 31, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

At December 31, 2017, the contractual principal payments due and the amortization/accretion of purchase accounting adjustments for the remaining maturities of long-term debt over the next five years and thereafter are as follows:

(Dollars in thousands)	Long-term Debt by Maturity
Years Ending December 31,
2018	$147,065
2019	100,058
2020	110,044
2021	—
2022	—
Thereafter	15,715
Total	$372,882

Note 16: Income Taxes
The current and deferred components of the provision for income taxes were as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current income tax expense (benefit)
Federal	$14,665	$19,144	$31,300
State	20	(423)	—
Total current income tax expense	14,685	18,721	31,300
Deferred expense (benefit)
Federal	92,636	23,649	5,700
State	548	442	—
Total deferred income tax expense (benefit)	93,184	24,091	5,700
Change in valuation allowance	(1,089)	(706)	—
Income tax provision	$106,780	$42,106	$37,000

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

A reconciliation of expected income tax expense at the federal statutory income tax rate and the amounts recorded in the Consolidated Financial Statements were as follows:

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$89,706	35.0%	$52,548	35.0%	$43,341	35.0%
Changes resulting from:
Tax-exempt interest income	(9,001)	(3.5)	(5,320)	(3.5)	(3,943)	(3.2)
State taxes, net of federal benefit	369	0.1	13	—	—	—
Change in valuation allowance	(1,089)	(0.4)	(706)	(0.5)	—	—
Bank-owned life insurance adjustments	(1,696)	(0.7)	(832)	(0.6)	(124)	(0.1)
Director plan change in control	—	—	(508)	(0.3)	—	—
Income tax credits, net	(11,449)	(4.4)	(2,454)	(1.6)	(2,557)	(2.1)
Nondeductible transaction expenses	156	0.1	2,100	1.4	411	0.3
Tax benefits in excess of compensation costs on share-based payments(1)	(5,886)	(2.3)	(2,240)	(1.5)	—	—
Impact of the Tax Cuts and Jobs Act(2)	46,660	18.2	—	—	—	—
Other, net	(990)	(0.4)	(495)	(0.4)	(128)	—
Income tax expense	$106,780	41.7%	$42,106	28.0%	$37,000	29.9%

(1)
The years ended December 31, 2017 and 2016 reflect the adoption of ASU 2016-09, as of January 1, 2016, which results in excess tax benefits recognized within "Income tax expense" rather than previously recognized directly into equity with "Additional paid-in-capital." Refer to Note 1, Summary of Significant Accounting Policies, for further details.

(2)
The year ended December 31, 2017 included the impact of the enactment of H.R.1 (the "Tax Cuts and Jobs Act"), which required a revaluation of net deferred tax assets and liabilities, see below for further details.

On December 22, 2017, H.R.1 (known as the "Tax Cuts and Jobs Act") was signed into law. Among other provisions, the Tax Cuts and Jobs Act, reduces the statutory corporate income tax rate from a maximum rate of 35% to flat tax rate of 21%, effective January 1, 2018. ASC Topic 740 requires the recognition of the effects of tax law changes be recorded in the period in which the law is enacted. Therefore, the Corporation's deferred tax assets and liabilities which were previously valued at a federal rate of 35%, were revalued to the current enacted federal tax rate of 21%. The impact of the Tax Cuts and Jobs Act resulted in a $46.7 million increase to income tax expense related to continuing operations as a result of the revaluation of the net deferred tax asset of $46.0 million and an acceleration of amortization expense on the low income housing tax credit investment portfolio of $0.7 million.

The SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, thereby allowing a measurement period to reflect provisional adjustments as information becomes available. The measurement period includes the Tax Cuts and Jobs Acts' enactment date up until one year after. The Corporation does not have any provisional adjustments to its net deferred tax asset as a result of the tax reform at December 31, 2017 under Staff Accounting Bulletin No. 118, but the Corporation will have adjustments in 2018 to reflect the impact of the rate reduction on various deferred items that management reasonably estimated at December 31, 2017 and will true up with the filing of the 2017 tax return in 2018.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$20,446	$45,763
Acquisition-related fair value adjustments	27,607	54,704
Accrued stock-based compensation	4,082	18,891
Loss and tax credit carry forwards	57,969	76,446
Depreciation	2,954	11,270
Nonaccrual loan interest	6,155	9,465
Accrued expense	9,200	20,858
Other	9,127	15,751
Total deferred tax assets	137,540	253,148
Deferred tax liabilities:
Loan servicing rights	13,446	20,450
Core deposit intangible assets	6,022	11,844
Goodwill	4,076	6,373
Prepaid expenses	7,390	4,873
Other	7,735	2,762
Total deferred tax liabilities	38,669	46,302
Net deferred tax asset before valuation allowance	98,871	206,846
Valuation allowance	(1,150)	(2,239)
Net deferred tax asset	$97,721	$204,607
On August 31, 2016, the Corporation merged with Talmer and recorded $151.9 million in deferred tax assets, net of valuation allowance. In connection with the merger, Talmer incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code ("IRC"). At August 31, 2016, Talmer had $102.8 million in gross federal net operating loss carry forwards, $88.7 million in gross realized built-in loss carry forwards, $1.0 million in federal tax credit carry forwards that expire from 2026 through 2035, and $14.9 million in federal alternative minimum tax credits with an indefinite life.

The valuation allowance against the Corporation’s deferred tax assets at December 31, 2017 totaled $1.2 million and included $0.6 million due to IRC Section 382 limitations on the utilization of pre-ownership change loss and tax credit carry forwards associated with Talmer’s previously acquired entities and $0.6 million due to management’s estimate of capital loss carry forwards more likely than not to expire unutilized. Actual outcomes could vary from the Corporation's current estimates, resulting in future increases or decreases in the valuation allowance and corresponding future tax expense or benefit.

Due to the substantial equity value of Talmer at the time of the ownership change, the entity was deemed to be in a net unrealized built-in gain position which allows for the utilization of certain carry forward attributes. Therefore, no additional valuation allowance was established against Talmer's net deferred tax assets.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following table is a summary of the loss attributes, Section 382 limitations, and tax expiration periods as of December 31, 2017.

	From the Acquisition of:
			Talmer's Prior Ownership Changes
(Dollars in thousands)	Talmer	Monarch	First Place Holdings/First Place Bank	Talmer West Bank	First of Huron Corp./Signature Bank	From 2009 Ownership change	Not Limited by Section 382	Total
Tax Loss and Credit Carryforwards as of 12/31/17:
Years Expiring (except AMT Credits)	2032-2034	2026-2034	2027-2031	2028-2032	2029-2032	2027-2029	2036
Annual Section 382 limitation-base(1)	$34,668	$673	$6,650	$3,028	$365	$145	$—	$ N/A
Gross Federal Net Operating Losses	—	15,047	—	47,284	649	1,740	—	64,720
Gross Capital Losses	—	—	—	—	—	—	—	—
Realized Built-in Losses	—	—	68,356	8,936	—	—	—	77,292
Business Tax Credits	170	1,651	781	—	—	—	912	3,514
Less amounts not recorded due to Sec 382 Limitation	—	(1,738)	(65)	(3,218)	—	(145)	—	(5,166)
Alternative Minimum Tax Credits - no expiration	12,473	106	2,115	—	303	—	10,832	25,829
Valuation Allowance	—	—	—	(585)	—	—	(565)	(1,150)

(1)
In respect to the Monarch and Talmer acquisitions, in addition to the statutory "base" Section 382 limitation, recognized built in gain increases the Section 382 limitation during the five year period beginning on the acquisition date. The Corporation estimates that the recognized built in gain will total $2.8 million and $253.2 million for the Monarch and Talmer acquisitions, respectively.

Management concluded that no valuation allowance was necessary on the remainder of the Corporation's net deferred tax assets at December 31, 2017 and 2016. This determination was based on the Corporation's history of pre-tax and taxable income over the prior three years, as well as management's expectations for sustainable profitability in the future. Management monitors deferred tax assets quarterly for changes affecting the ability to realize and the valuation allowance could be adjusted in future periods.
At December 31, 2017, the Corporation had approximately $36.0 million of bad debt reserve in equity for which no provision for federal income taxes was recorded. This amount represents Talmer's qualifying thrift bad debt reserve at December 31, 1987 through its acquisition of First Place Bank, which is only required to be recaptured into taxable income if certain events occur. At December 31, 2017, the potential tax on the above amount was approximately $7.5 million. The Corporation does not intend to take any action that would result in a recapture of any portion of its bad debt reserve.
The Corporation's federal tax return for the years ended December 31, 2014 to present are open to potential examination. Talmer amended its four federal tax returns for the years 2011, 2012, 2013 and 2014 to reflect the impact of changes to First Place Bank due to an IRS settlement in January of 2016. These four amendments were selected for audit which concluded with no changes and all expected refunds were received in 2017.The Corporation's most significant states of operation, Michigan and Ohio, do not impose income-based taxes on financial institutions. The Corporation and/or its subsidiaries are subject to immaterial amounts of income tax in various other states, with varying years open to potential examination. The Corporation received notice in February 2018 that Talmer Bancorp's Ohio Financial Institutions tax has been selected for audit for the years ended December 31, 2013, 2014 and 2015.
The Corporation had no unrecognized tax benefits at December 31, 2017 or 2016 and does not expect to record unrecognized tax benefits of any significance during the next twelve months. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense, when applicable. There were no liabilities accrued for interest and/or penalties at December 31, 2017 or 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 17: Share-Based Compensation
The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the years ended December 31, 2017, 2016 and 2015, share-based compensation expense related to share-based awards totaled $17.3 million, $14.7 million and $3.7 million, respectively. The excess tax benefit realized from shared-based compensation transactions during the years ended December 31, 2017, 2016 and 2015 was $6.1 million, $2.2 million and $0.5 million, respectively.
During the year ended December 31, 2017, the Corporation granted options to purchase 132,414 shares of common stock, 169,252 restricted stock units and 72,537 shares of common stock to certain officers of the Corporation.
On April 26, 2017, the shareholders of the Corporation approved the Stock Incentive Plan of 2017, which provides for 1,750,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At December 31, 2017, there were 1,681,101 shares of common stock available for future grants under the Stock Incentive Plan of 2017.
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
The following summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Options outstanding			Options exercisable
Range of exercise prices per share	Number outstanding	Weighted average exercise price per share	Weighted average contractual term (in years)	Number exercisable	Weighted average exercise price per share	Weighted average contractual term (in years)
$11.09 - 12.80	32,691	$12.37	2.93	32,691	$12.37	2.93
$13.20 - 16.24	136,604	15.94	4.92	136,604	15.94	4.92
$19.97 - 21.10	49,546	20.36	2.62	49,546	20.36	2.62
$23.78 - 25.14	232,582	24.56	4.33	232,582	24.56	4.33
$29.45 - 32.81	537,893	31.68	7.62	290,534	30.72	7.15
$46.95 - 53.72	121,602	53.40	9.25	38,091	53.72	9.23
$11.09 - 53.72	1,110,918	$29.56	6.42	780,048	$25.99	5.56
The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $26.6 million and $21.4 million, respectively, at December 31, 2017. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2017 were calculated based on the closing market price of the Corporation's common stock on December 31, 2017 of $53.47 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, are not included in the aggregate intrinsic value reported. The total intrinsic value of stock options for the years ended December 31, 2016 and 2015 was $80.4 million and $7.6 million, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

A summary of activity for the Corporation's stock options as of and during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Non-vested stock options outstanding			Stock options outstanding
	Number of options	Weighted- average exercise price per share	Weighted- average grant date fair value per share	Number of options	Weighted- average exercise price per share
Outstanding at December 31, 2014	432,199	$26.75	$8.30	1,037,311	$25.90
Granted	244,165	30.18	8.40	244,165	30.18
Acquired	—	—	—	132,883	12.93
Exercised	—	—	—	(310,985)	25.10
Vested	(150,224)	25.57	7.80	—	—
Forfeited/expired	(46,385)	27.99	8.50	(48,635)	28.18
Outstanding at December 31, 2015	479,755	$28.75	$8.49	1,054,739	$25.38
Granted	441,167	32.81	6.15	441,167	32.81
Acquired	—	—	—	1,466,408	15.08
Exercised	—	—	—	(450,296)	20.02
Vested	(454,360)	28.74	8.49	—	—
Forfeited/expired	(58,623)	31.10	7.17	(58,623)	31.10
Outstanding at December 31, 2016	407,939	$32.81	$6.15	2,453,395	$21.41
Granted	132,414	53.43	9.94	132,414	53.43
Exercised	—	—	—	(1,427,159)	17.50
Vested	(161,751)	37.73	7.07	—	—
Forfeited/expired	(47,732)	37.55	7.03	(47,732)	37.55
Outstanding at December 31, 2017	330,870	$37.97	$7.09	1,110,918	$29.56
Exercisable/vested at December 31, 2017				780,048	$25.99
Total cash received from option exercises during the years ended December 31, 2017, 2016 and 2015 was $3.2 million, $2.7 million and $2.3 million, respectively, resulting in the issuance of 621,355 shares, 229,055 shares and 134,659 shares, respectively.
At December 31, 2017, unrecognized compensation expense related to stock options totaled $1.9 million and is expected to be recognized over a remaining weighted average period of 3.5 years.
The fair value of the stock options granted during the years ended December 31, 2017, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2017	2016	2015
Expected dividend yield	3.31%	3.30%	3.50%
Risk-free interest rate	2.05%	1.39%	1.78%
Expected stock price volatility	26.7%	27.9%	39.1%
Expected life of options — in years	6.0	6.5	7.0
Weighted average fair value of options granted	$9.94	$6.15	$8.40
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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
Restricted Stock Units
The Corporation grants Performance-Based Restricted Stock Units ("PRSUs") and Time-Based Restricted Stock Units ("TRSUs") (collectively referred to as RSUs) to certain officers from time to time. The PRSUs vest based on the Corporation achieving certain performance target levels and the grantee completing the requisite service period. The PRSUs are eligible to vest from 0.5x to 1.5x the number of units originally granted depending on which, if any, of the performance target levels are met. However, if the minimum performance target levels are not achieved, no shares will become vested or be issued for that respective year's PRSUs. The TRSUs vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, as applicable, the RSUs are converted into shares of the Corporation's common stock on a one-to-one basis. Compensation expense related to RSUs is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for RSUs during the year ended December 31, 2017 is presented below:

	Number of units	Weighted-average grant date fair value per unit
Outstanding at December 31, 2016	298,357	$32.81
Granted	169,252	51.93
Converted into shares of common stock	(75,639)	30.73
Forfeited/expired	(11,030)	47.62
Outstanding at December 31, 2017	380,940	$41.29
At December 31, 2017, unrecognized compensation expense related to RSUs totaled $9.0 million and is expected to be recognized over a remaining weighted average period of 2.7 years.
Restricted Stock Awards
The Corporation assumed restricted stock awards in the merger with Talmer that vest upon completion of future service requirements. The fair value of these awards is equal to the market price of the Corporation's common stock at the date the awards were assumed with the portion of the fair value related to post-combination service. The Corporation recognizes stock-based compensation expense over the vesting period, using the straight-lined method, based upon the number of shares of restricted stock ultimately expected to vest. If an individual that has been awarded restricted stock awards terminates their employment prior to the end of the vesting period, the unvested portion of the stock is forfeited, with certain exceptions.
The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Number of awards	Weighted-average acquisition-date fair value
Nonvested at January 1, 2017	365,891	$46.23
Vested	(277,821)	46.23
Forfeited	(4,842)	46.23
Nonvested at December 31, 2017	83,228	$46.23
At December 31, 2017, unrecognized compensation expense related to nonvested restricted stock awards totaled $2.2 million and is expected to be recognized over a remaining weighted average period of 1.1 years.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 18: Retirement Plans
The Corporation's retirement plans include a qualified defined benefit pension plan, a nonqualified pension plan, a nonqualified postretirement benefit plan, a 401(k) savings plan, and a multi-employer defined benefit plan.
Qualified Defined Benefit Pension Plan
The Chemical Financial Corporation Employees’ Pension Plan (the "Pension Plan") is a qualified defined benefit, noncontributory pension plan, which provides for postretirement pension benefits for certain salaried employees of the Corporation and its subsidiary, Chemical Bank. Benefits under the Pension Plan were partially frozen effective June 30, 2006. Under the partial freeze of the Pension Plan, benefits for employees with less than 15 years of service or whose combined age plus years of service were less than 65 at June 30, 2006, were based on years of vested service at June 30, 2006 and generally the average of the employee's salary for the five years ended June 30, 2006. In addition, no employee hired after January 1, 2006 was eligible to participate in the Pension Plan. Effective September 30, 2017, the Pension and Compensation Committee approved an amendment to the Pension Plan to cease accruing additional benefits under the existing pension benefit formula after the effective date and all accrued benefits were frozen. Retirement benefits under the Pension Plan are based on years of vested service at September 30, 2017, up to a maximum of thirty years, and the employee's average annual pay for the five highest consecutive years during the ten years preceding September 30, 2017, except for employees whose benefits were previously frozen during 2006.
Pension Plan benefits are the present value of estimated future periodic payments that are attributable to services rendered by the employees to the valuation date. Benefits include the benefits expected to be paid to (a) retired or terminated employees or their beneficiaries and (b) present employees or their beneficiaries.
The freeze of the Pension Plan effective September 30, 2017, required a remeasurement of the plan's projected benefit obligation. The combined impact of the remeasurement, an increase in fair value of underlying assets, the impact of the freeze and changes to participant's status as a result of the Corporation's restructuring efforts during the year ended December 31, 2017, resulted in an increase of the funded status of the Pension Plan. A discount rate of 3.68% was utilized to remeasure the projected benefit obligation as of December 31, 2017. There was less than $0.1 million of curtailment cost to the Corporation as a result of the amendment. The Pension Plan is fully funded as of December 31, 2017. At December 31, 2017, the Corporation had 100 employees who had accrued benefits under the Pension Plan, which contributions are intended to provide benefits attributable to service-to-date employees.
Pension Plan expense was a benefit of $1.5 million in 2017, compared to expenses of $0.1 million in 2016 and $1.6 million in 2015.
Nonqualified Pension Plan
The Corporation has a supplemental defined benefit nonqualified pension plan, the Chemical Financial Corporation Supplemental Pension Plan ("SERP"). The Corporation established the SERP to provide payments to certain executive officers of the Corporation, as determined by the Compensation and Pension Committee. The Internal Revenue Code limits both the amount of eligible compensation for benefit calculation purposes and the amount of annual benefits that may be paid from a tax-qualified retirement plan. The SERP was designed to provide benefits to which executive officers of the Corporation would have been entitled, calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply. The SERP is an unfunded plan and, therefore, has no assets.
Effective September 30, 2017, the Pension and Compensation Committee approved a curtailment to the SERP, due to the retirement of the final remaining participant in the SERP. The curtailment, in addition to changes in valuation of liabilities, resulted in a reduction in obligation during the year ended December 31, 2017. As of December 31, 2017, a $2.4 million liability included in other liabilities was recorded in the Consolidated Statements of Financial Position related to the SERP. As of December 31, 2017, the SERP had no active participants.
Nonqualified Postretirement Benefit Plan
The Corporation has a nonqualified postretirement benefit plan ("Postretirement Plan") that provides medical and dental benefits, upon retirement, to a limited number of active and retired employees. The majority of the retirees are required to make contributions toward the cost of their benefits based on their years of credited service and age at retirement. Beginning January 1, 2012, the Corporation amended the Postretirement Plan to extend coverage to employees who were at least age 50 as of January 1, 2012. These employees must also retire at age 60 or older, have at least twenty-five years of service with the Corporation and be participating in the active employee group health insurance plan in order to be eligible to participate in the Corporation's Postretirement Plan. Eligible employees may also cover their spouse until age 65 as long as the spouse is not offered health insurance coverage through his or her employer. Employees and their spouses eligible to participate in the Postretirement Plan will be required

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

to make contributions toward the cost of their benefits upon retirement, with the contribution levels designed to cover the projected overall cost of these benefits over the long-term. Retiree contributions are generally adjusted annually. The accounting for these postretirement benefits anticipates changes in future cost-sharing features such as retiree contributions, deductibles, copayments and coinsurance. The Corporation reserves the right to amend, modify or terminate these benefits at any time.
401(k) Savings Plan
The Corporation's 401(k) Savings Plan provides an employer match, in addition to a 4.0% contribution for all employees, with the exception of employees participating the Pension Plan discussed above, during the time period they were eligible to earn service credits. The 401(k) Savings Plan is available to all regular employees and provides employees with tax deferred salary deductions and alternative investment options. The Corporation matches 50.0% of the participants' elective deferrals on the first 4.0% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code. The 401(k) Savings Plan provides employees with the option to invest in the Corporation's common stock. The Corporation's match under the 401(k) Savings Plan was $2.9 million in 2017, $3.0 million in 2016 and $1.6 million in 2015. Employer contributions to the 401(k) Savings Plan for the 4.0% benefit for employees totaled $6.2 million in 2017, $3.5 million in 2016 and $3.1 million in 2015. The combined amount of the employer match and 4.0% contribution to the 401(k) Savings Plan totaled $9.1 million in 2017, $6.5 million in 2016 and $4.7 million in 2015.
Multi-Employer Defined Benefit Plan
In conjunction with the April 1, 2015 acquisition of Monarch, the Corporation acquired a participation in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a qualified defined benefit plan. Employee benefits for Monarch employees under the Pentegra DB Plan were frozen effective April 1, 2004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (IRC). The Pentegra DB Plan is a single plan under IRC Section 413(c) and, as a result, all the plan's assets stand behind all of the plan's liabilities. Accordingly, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. No contributions were made to the Pentegra DB Plan during the years ended December 31, 2017 and 2016.
The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. Financial information for the Pentegra DB Plan, which maintains a June 30 year end, is made available through the public Form 5500 which is available by April 15th of the year following the plan year end. The Pentegra DB Plan was fully funded as of its most recent year end. The Corporation's allocation of assets and liabilities in the Pentegra DB Plan totaled $3.7 million and $2.6 million respectively, as of December 31, 2017, and the Corporation's allocation of assets comprised 0.1% of the plan's total assets at that date.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Benefit Obligations and Plan Expenses
The following schedule sets forth the changes in the projected benefit obligation and plan assets of the Corporation's Plans:

	Pension Plan		Postretirement Plan		SERP
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Projected benefit obligation:
Benefit obligation at beginning of year	$123,968	$119,873	$2,601	$3,247	$2,567	$2,160
Service cost	639	1,041	5	9	61	77
Interest cost	4,966	5,335	94	132	69	92
Settlement and other charges(1)	—	—	—	—	—	(264)
Net actuarial loss (gain)	10,131	2,684	10	(478)	(274)	536
Benefits paid	(6,432)	(4,965)	(198)	(309)	—	(34)
Curtailment	(11,911)	—	—	—	—	—
Benefit obligation at end of year	121,361	123,968	2,512	2,601	2,423	2,567
Fair value of plan assets:
Fair value of plan assets at beginning of year	132,751	126,930	—	—	—	—
Actual return on plan assets	19,582	10,786	—	—	—	—
Employer contributions	—	—	198	309	—	—
Benefits paid	(6,432)	(4,965)	(198)	(309)	—	—
Fair value of plan assets at end of year	145,901	132,751	—	—	—	—
Funded (unfunded) status at December 31	$24,540	$8,783	$(2,512)	$(2,601)	$(2,423)	$(2,567)
Accumulated benefit obligation	$121,361	$115,418	$2,512	$2,601	$2,423	$2,567

(1)	The settlement and other charges relate to the change in control as a result of the merger with Talmer as of August 31, 2016.

The Corporation did not make a contribution to the Pension Plan in either 2017 or 2016. The Corporation is not required to make a contribution to the Pension Plan in 2018.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Weighted-average rate assumptions of the Corporation's Plans follow:

	Pension Plan			Postretirement Plan			SERP
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate used in determining benefit obligation — December 31	3.68%	4.22%	4.55%	3.41%	3.79%	4.23%	3.38%	3.63%	4.51%
Discount rate used in determining expense	4.22	4.55	4.15	3.79	4.23	3.75	—	4.51	4.07
Discount rate used in determining expense — prior to remeasurement	3.81	—	—	—	—	—	3.63	2.87	—
Expected long-term return on Pension Plan assets	6.75	6.75	6.75	—	—	—	—	—	—
Rate of compensation increase used in determining benefit obligation — December 31	—	3.50	3.50	—	—	—	—	3.50	3.50
Rate of compensation increase used in determining pension expense	3.50	3.50	3.50	—	—	—	3.50	3.50	3.50
Year 1 increase in cost of postretirement benefits	—	—	—	6.5	7.0	7.5	—	—	—
Net periodic pension cost (income) of the Corporation's Plans was as follows for the years ended December 31:

	Pension Plan			Postretirement Plan			SERP
(Dollars in thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$639	$1,041	$1,021	$5	$9	$16	$61	$77	$70
Interest cost	4,966	5,335	5,242	94	132	133	69	92	85
Expected return on plan assets	(8,938)	(8,562)	(8,645)	—	—	—	—	—	—
Amortization of prior service credit	—	—	(5)	—	117	130	—	—	—
Amortization of net actuarial loss (gain)	1,837	2,259	3,962	(162)	(100)	(1)	77	78	262
Curtailment	1	—	—	—	—	—	—	—	—
Settlement (1)	—	—	—	—	—	—	322	120	—
Net cost (income)	$(1,495)	$73	$1,575	$(63)	$158	$278	$529	$367	$417

(1)
The settlement charge relates to the settlement of liabilities under the SERP for the retirement of the plan participant during the third quarter of 2017 and the change in control as a result of the merger with Talmer as of August 31, 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The following schedule presents estimated future benefit payments for the next 10 years under the Corporation's Plans for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible:

(Dollars in thousands)	Pension Plan	Postretirement Plan	SERP
2018	$6,001	$230	$2,063
2019	6,297	230	22
2020	6,392	231	22
2021	6,657	230	22
2022	6,787	227	22
2023 - 2027	35,689	973	107
Total	$67,823	$2,121	$2,258
For measurement purposes for the Postretirement Plan, the annual rates of increase in the per capita cost of covered health care benefits and dental benefits for 2018 were each assumed at 7.5%. These rates were assumed to decrease gradually to 5.0% in 2020 and remain at that level thereafter.
The assumed health care and dental cost trend rates could have a significant effect on the amounts reported for the Postretirement Plan. A one percentage-point change in these rates would have the following effects:

	One Percentage-Point
(Dollars in thousands)	Increase	Decrease
Effect on total of service and interest cost components in 2016	$8	$(8)
Effect on postretirement benefit obligation as of December 31, 2016	196	(177)
Pension Plan Assets
The assets of the Pension Plan are invested by the Wealth Management department of Chemical Bank. The investment policy and allocation of the assets of the pension trust were approved by the Compensation and Pension Committee of the board of directors of the Corporation.
The Pension Plan's primary investment objective is long-term growth coupled with income. In consideration of the Pension Plan's fiduciary responsibilities, emphasis is placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. To meet the Pension Plan's long-term objective within the constraints of prudent management, target ranges have been set for the three primary asset classes: an equity securities range from 40.0% to 70.0%, a debt securities range from 20.0% to 60.0%, and a cash and cash equivalents and other range from 0.0% to 10.0%. Modest asset positions outside of these targeted ranges may occur due to the repositioning of assets within industries or other activity in the financial markets. Equity securities are primarily comprised of both individual securities and equity-based mutual funds, invested in either domestic or international markets. The stocks are diversified among the major economic sectors of the market and are selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities are comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government agencies and investment grade bonds issued by corporations. The notes and bonds purchased are primarily rated "A" or better by the major bond rating companies from diverse industries.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The Pension Plan's asset allocation by asset category was as follows:

	December 31,
Asset Category	2017	2016
Equity securities	68%	69%
Debt securities	28	29
Other	4	2
Total	100%	100%
The following schedule sets forth the fair value of the Pension Plan's assets and the level of the valuation inputs used to value those assets at December 31, 2017 and 2016:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Cash	$5,238	$—	$—	$5,238
Equity securities:
U.S. large- and mid-cap stocks(1)	68,909	—	—	68,909
U.S. small-cap mutual funds	5,377	—	—	5,377
International large-cap mutual funds	18,341	—	—	18,341
Emerging markets mutual funds	7,363	—	—	7,363
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	—	548	—	548
Mutual funds(3)	40,046	—	—	40,046
Other	79	—	—	79
Total	$145,353	$548	$—	$145,901
December 31, 2016
Cash	$2,825	$—	$—	$2,825
Equity securities:
U.S. large- and mid-cap stocks(1)	55,389	—	—	55,389
U.S. small-cap mutual funds	5,687	—	—	5,687
International large-cap mutual funds	13,701	—	—	13,701
Emerging markets mutual funds	5,147	—	—	5,147
Chemical Financial Corporation common stock	11,412	—	—	11,412
Debt securities:
U.S. Treasury and government sponsored agency bonds and notes	—	806	—	806
Corporate bonds(2)	—	1,503	—	1,503
Mutual funds(3)	36,220	—	—	36,220
Other	61	—	—	61
Total	$130,442	$2,309	$—	$132,751

(1)	Comprised of common stocks and mutual funds traded on U.S. Exchanges whose issuers had market capitalizations exceeding $3 billion.

(2)	Comprised of investment grade bonds of U.S. issuers from diverse industries.

(3)	Comprised primarily of fixed-income bonds issued by the U.S. Treasury and government sponsored agencies and bonds of U.S. and foreign issuers from diverse industries.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

At December 31, 2017 and 2016, equity securities included zero and 210,663 shares, respectively, of the Corporation's common stock. During both 2017 and 2016, cash dividends of $0.2 million were paid on the Corporation's common stock held by the Pension Plan. The fair value of the Corporation's common stock held in the Pension Plan was zero at December 31, 2017 and $11.4 million at December 31, 2016, which represented zero and 8.6% of Pension Plan assets at December 31, 2017 and 2016, respectively.
Accumulated Other Comprehensive Loss
The following sets forth the changes in accumulated other comprehensive income (loss), net of tax, related to the Corporation's Pension Plan, Postretirement Plan and SERP during 2017:

(Dollars in thousands)	Pension Plan	Postretirement Plan	SERP	Total
Accumulated other comprehensive income (loss) at beginning of year	$(26,123)	$724	$(495)	$(25,894)
Comprehensive income (loss) adjustment:
Prior service costs (credits)	—	—	—	—
Net actuarial (income) loss	1,528	(112)	229	1,645
Curtailment	7,742	—	—	7,742
Settlement (1)	—	—	209	209
Comprehensive income (loss) adjustment	9,270	(112)	438	9,596
Reclassification of certain income tax effects (2)	(3,630)	132	(12)	(3,510)
Accumulated other comprehensive income (loss) at end of year	$(20,483)	$744	$(69)	$(19,808)

(1)	The settlement charge relates to the settlement of liabilities under the SERP for the retirement of the plan participant during the third quarter of 2017.

(2)	The reclassification from accumulated other comprehensive income (loss) to retained earnings was due to the early adoption of ASU 2018-02, see Note 1 for further information.

The estimated income (loss) that will be amortized from accumulated other comprehensive income (loss) into net periodic cost, net of tax, in 2018 is as follows:

(Dollars in thousands)	Pension Plan	Postretirement Plan	SERP	Total
Prior service (costs) credits	$—	$—	$—	$—
Net gain (loss)	(561)	113	—	(448)
Total	$(561)	$113	$—	$(448)

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 19: Equity
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
In January 2008, the board of directors of the Corporation authorized the repurchase of up to 500,000 shares of the Corporation's common stock under a stock repurchase program. In November 2011, the board of directors of the Corporation reaffirmed the stock buy-back authorization with the qualification that the shares may only be repurchased if the share price is below the tangible book value per share of the Corporation's common stock at the time of the repurchase. Since the January 2008 authorization, no shares have been repurchased. At December 31, 2017, there were 500,000 remaining shares available for repurchase under the Corporation's stock repurchase programs.
Shelf Registration
On May 10, 2017, the Corporation filed an automatic shelf registration statement on Form S-3ASR with the SEC for an indeterminate amount of securities, which became immediately effective. The shelf registration statement provides the Corporation with the ability to raise capital, subject to SEC rules and limitations, if the board of directors of the Corporation decides to do so.
Preferred Stock
On April 20, 2015, the shareholders of the Corporation approved an amendment to the restated articles of incorporation which eliminated and replaced the previous class of 200,000 shares of preferred stock, approved by shareholders on April 20, 2009, with a new class of 2,000,000 shares of preferred stock. As of December 31, 2017, no shares of preferred stock were issued and outstanding.
Common Stock
On July 19, 2016, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 in anticipation of the merger with Talmer.
On April 26, 2017, the shareholders of the Corporation approved an amendment to the restated articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 135,000,000.
Note 20: Regulatory Capital and Reserve Requirements
Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of December 31, 2017, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from the bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of the bank prior to making any cash dividend decisions.
Banking regulations require that banks maintain cash reserve balances in vault cash, with the Federal Reserve Bank, or with certain other qualifying banks. The aggregate average amount of the regulatory balances required to be maintained by Chemical Bank during 2017 and 2016 were $71.7 million and $52.3 million, respectively. During 2017, Chemical Bank satisfied its regulatory reserve requirements by maintaining a combination of vault cash balances and cash held with the FRB in excess of regulatory reserve requirements. Chemical Bank was not required to maintain compensating balances with correspondent banks during 2017 or 2016.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The Corporation and Chemical Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements. Management believes as of December 31, 2017, the Corporation and Chemical Bank met all capital adequacy requirements to which they are subject.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off- balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets for the Corporation and Chemical Bank totaled $14.74 billion and $14.70 billion, respectively, at December 31, 2017, compared to $13.42 billion and $13.36 billion at December 31, 2016, respectively.
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
At December 31, 2017 and 2016, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since that notification that management believes have changed the institutions' category.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Capital Adequacy Purposes Plus Capital Conservation Buffer		Required to be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2017
Total Capital to Risk-Weighted Assets
Corporation	$1,614,046	11.0%	$1,179,076	8.0%	$1,363,307	9.3%	N/A	N/A
Chemical Bank	1,613,087	11.0	1,176,361	8.0	1,360,167	9.3	$1,470,451	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,498,463	10.2	884,307	6.0	1,068,538	7.3	N/A	N/A
Chemical Bank	1,513,219	10.3	882,271	6.0	1,066,077	7.3	1,176,361	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	1,498,463	10.2	663,230	4.5	847,461	5.8	N/A	N/A
Chemical Bank	1,513,219	10.3	661,703	4.5	845,509	5.8	955,793	6.5
Leverage Ratio
Corporation	1,498,463	8.3	720,890	4.0	720,890	4.0	N/A	N/A
Chemical Bank	1,513,219	8.4	720,043	4.0	720,043	4.0	900,053	5.0
December 31, 2016
Total Capital to Risk-Weighted Assets
Corporation	$1,543,018	11.5%	$1,073,431	8.0%	$1,157,293	8.6%	N/A	N/A
Chemical Bank	1,608,980	12.0	1,068,560	8.0	$1,152,041	8.6	$1,335,700	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,441,209	10.7	805,073	6.0	888,935	6.6	N/A	N/A
Chemical Bank	1,522,711	11.4	801,420	6.0	884,901	6.6	1,068,560	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	1,441,209	10.7	603,805	4.5	687,667	5.1	N/A	N/A
Chemical Bank	1,522,711	11.4	601,065	4.5	684,546	5.1	868,205	6.5
Leverage Ratio
Corporation	1,441,209	9.0	643,603	4.0	643,603	4.0	N/A	N/A
Chemical Bank	1,522,711	9.5	641,457	4.0	641,457	4.0	801,822	5.0

During the years ended December 31, 2017, 2016 and 2015, Chemical Bank paid dividends to the Corporation totaling $165.0 million, $110.5 million and $56.9 million, respectively.

On January 23, 2018, a cash dividend on the Corporation's common stock of $0.28 per share was declared. The dividend will be paid on March 16, 2018 to shareholders of record as of March 2, 2018.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 21: Parent Company Only Financial Statements
Condensed financial statements of Chemical Financial Corporation (parent company) only follow:

Condensed Statements of Financial Position

	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash at subsidiary bank	$5,761	$16,851
Investment in subsidiaries	2,673,858	2,654,458
Premises and equipment	3,931	4,051
Goodwill	1,092	1,092
Deferred tax asset	7,203	30,715
Other assets	31,459	32,869
Total assets	$2,723,304	$2,740,036
Liabilities
Other liabilities	$18,877	$18,345
Non-revolving line-of-credit	19,963	124,625
Subordinated debentures	15,715	15,540
Total liabilities	54,555	158,510
Shareholders' equity	2,668,749	2,581,526
Total liabilities and shareholders' equity	$2,723,304	$2,740,036
Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income
Cash dividends from subsidiaries	$165,000	$110,450	$56,860
Other income	921	151	144
Total income	165,921	110,601	57,004
Expenses
Interest expense	3,076	1,816	761
Operating expenses	23,298	30,589	7,794
Total expenses	26,374	32,405	8,555
Income before income taxes and equity in undistributed net income of subsidiaries	139,547	78,196	48,449
Income tax benefit	12,670	11,378	2,582
Equity in undistributed net (loss) income of subsidiaries	(2,694)	18,458	35,799
Net income	$149,523	$108,032	$86,830

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$149,523	$108,032	$86,830
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	17,346	13,452	3,478
Depreciation of premises and equipment	408	355	318
Equity in undistributed net loss (income) of subsidiaries	2,694	(18,458)	(35,799)
Net decrease in other assets	1,410	9,752	2,873
Net increase (decrease) in other liabilities	25,178	(11,830)	(19,033)
Net cash provided by operating activities	196,559	101,303	38,667
Cash Flows From Investing Activities
Cash paid, net of cash assumed, in business combinations	—	(107,622)	(45,267)
Purchases of premises and equipment, net	(288)	(774)	(320)
Net cash used in investing activities	(288)	(108,396)	(45,587)
Cash Flows From Financing Activities
Cash dividends paid	(78,498)	(49,389)	(36,918)
Proceeds from issuance of common stock, net of issuance costs	—	—	—
Repayment of subordinated debt obligations	—	(18,558)	—
Repayments of other borrowings	(105,000)	(62,500)	—
Proceeds from issuance of other borrowings	—	125,000	25,000
Proceeds from directors' stock purchase plan and exercise of stock options	3,991	1,572	2,473
Cash paid for payroll taxes upon conversion of restricted stock units	(27,854)	(1,065)	(571)
Net cash used in financing activities	(207,361)	(4,940)	(10,016)
Net decrease in cash and cash equivalents	(11,090)	(12,033)	(16,936)
Cash and cash equivalents at beginning of year	16,851	28,884	45,820
Cash and cash equivalents at end of year	$5,761	$16,851	$28,884

Business combinations:
Fair value of assets acquired (noncash)	$—	$46,898	$10,304
Liabilities assumed	—	58,309	42,019
Common stock and stock options issued	—	1,504,811	159,904

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 22: Earnings Per Common Share
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
The factors used in the earnings per share computation follow:

	For the years ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net income	$149,523	$108,032	$86,830
Net income allocated to participating securities	495	166	—
Net income allocated to common shareholders(1)	$149,028	$107,866	$86,830
Weighted average common shares - issued	71,103	49,091	36,081
Average unvested restricted share awards	(238)	(139)	—
Weighted average common shares outstanding - basic	70,865	48,952	36,081
Effect of dilutive securities
Weighted average common stock equivalents	648	651	272
Weighted average common shares outstanding - diluted	71,513	49,603	36,353
EPS available to common shareholders
Basic earnings per common share	$2.11	$2.21	$2.41
Diluted earnings per common share	$2.08	$2.17	$2.39

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For the effect of dilutive securities, the assumed average stock valuation is $50.26 per share, $40.58 per share and $32.17 per share for the years ended December 31, 2017, 2016 and 2015, respectively.

The average number of exercisable employee stock option awards outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive, totaled 107,272 for the year ended December 31, 2017, 0 for the year ended December 31, 2016 and 54,771 for the year ended December 31, 2015.

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 23: Accumulated Other Comprehensive Loss
The following table summarizes the changes within each component of accumulated other comprehensive income (loss), net of related tax benefit/expense for the years ended December 31, 2017, 2016 and 2015:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax	Defined Benefit Pension Plans	Unrealized gains (losses) on cash flow hedges, net of tax	Total
For the year ended December 31, 2017
Beginning balance	$(14,142)	$(25,894)	$—	$(40,036)
Other comprehensive loss before reclassifications	826	8,457	2,771	12,054
Amounts reclassified from accumulated other comprehensive income	4,802	1,139	1,061	7,002
Net current period other comprehensive income (loss)	5,628	9,596	3,832	19,056
Reclassification of certain deferred tax effects (1)	(1,834)	(3,510)	826	(4,518)
Ending balance	$(10,348)	$(19,808)	$4,658	$(25,498)
For the year ended December 31, 2016
Beginning balance	$(1,888)	$(27,144)	$—	$(29,032)
Other comprehensive income (loss) before reclassifications	(12,170)	(229)	—	(12,399)
Amounts reclassified from accumulated other comprehensive income	(84)	1,479	—	1,395
Net current period other comprehensive income (loss)	(12,254)	1,250	—	(11,004)
Ending balance	$(14,142)	$(25,894)	$—	$(40,036)
For the year ended December 31, 2015
Beginning balance	$(210)	$(32,243)	$—	$(32,453)
Other comprehensive income (loss) before reclassifications	(1,269)	2,443	—	1,174
Amounts reclassified from accumulated other comprehensive income	(409)	2,656	—	2,247
Net current period other comprehensive income (loss)	(1,678)	5,099	—	3,421
Ending balance	$(1,888)	$(27,144)	$—	$(29,032)

(1)	The reclassification from accumulated other comprehensive income (loss) to retained earnings was due to the early adoption of ASU 2018-02, see Note 1 for further information.

The following table summarizes the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

(Dollars in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Income Statement
	December 31, 2017	December 31, 2016	December 31, 2015
Gains and losses on available-for-sale securities	$(7,388)	$129	$630	Net gain on sale of investment securities (noninterest income)
	2,586	(45)	(221)	Income tax (expense)/benefit
	$(4,802)	$84	$409	Net Income
Amortization of defined benefit pension plan items	$(1,752)	$(2,276)	$(4,086)	Salaries, wages and employee benefits (operating expenses)
	613	797	1,430	Income tax (expense)/benefit
	$(1,139)	$(1,479)	$(2,656)	Net Income
Gains and losses on cash flow hedges	1,633	—	—	Interest on short-term borrowings (interest expense)
	(572)	—	—	Income tax (expense)/benefit
	$1,061	$—	$—	Net Income (loss)

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

Note 24: Summary of Quarterly Statements of Income (Unaudited)
The following is a summary of the unaudited quarterly results of operation for the years ended December 31, 2017, 2016 and 2015. In the opinion of management, the information reflects all adjustments that are necessary for the fair presentation of the results of operations for the periods presented.

	2017
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$142,896	$155,133	$164,944	$169,162	$632,135
Interest expense	12,799	17,185	21,316	23,257	74,557
Net interest income	130,097	137,948	143,628	145,905	557,578
Provision for loan losses	4,050	6,229	5,499	7,522	23,300
Noninterest income	38,010	41,568	32,122	32,319	144,019
Operating expenses	104,196	98,237	119,539	100,022	421,994
Income before income taxes	59,861	75,050	50,712	70,680	256,303
Income tax expense	12,257	23,036	10,253	61,234	106,780
Net income	$47,604	$52,014	$40,459	$9,446	$149,523
Net income per common share:
Basic	$0.67	$0.73	$0.57	$0.13	$2.11
Diluted	0.67	0.73	0.56	0.13	2.08
Cash dividends declared per common share	0.27	0.27	0.28	0.27	1.10

	2016
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Interest income	$79,464	$82,937	$103,562	$144,416	$410,379
Interest expense	5,134	5,442	6,753	11,969	29,298
Net interest income	74,330	77,495	96,809	132,447	381,081
Provision for loan losses	1,500	3,000	4,103	6,272	14,875
Noninterest income	19,419	20,897	27,770	54,264	122,350
Operating expenses	58,887	59,085	106,144	114,302	338,418
Income before income taxes	33,362	36,307	14,332	66,137	150,138
Income tax expense	9,757	10,532	2,848	18,969	42,106
Net income	$23,605	$25,775	$11,484	$47,168	$108,032
Net income per common share:
Basic	$0.61	$0.67	$0.23	$0.67	$2.21
Diluted	0.60	0.67	0.23	0.66	2.17
Cash dividends declared per common share	0.26	0.26	0.27	0.27	1.06

Chemical Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2017

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The Corporation's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SECs rules and forms.
Changes in Internal Controls Over Financial Reporting
There were no changes to the Corporation's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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
Management assessed the Corporation's system of internal control over financial reporting as of December 31, 2017, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management's assessment is based on the criteria for effective internal control over financial reporting as described in "Internal Control — Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2017, its system of internal control over financial reporting was effective and meets the criteria of the "Internal Control — Integrated Framework (2013)." The Corporation's independent registered public accounting firm that audited the Consolidated Financial Statements included in this annual report has issued an attestation report on the Corporation's internal control over financial reporting as of December 31, 2017.

/s/ David T. Provost	/s/ Dennis L. Klaeser
David T. Provost	Dennis L. Klaeser
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

February 28, 2018	February 28, 2018

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
Chemical Financial Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Chemical Financial Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Detroit, Michigan
February 28, 2018

Item 9B. Other Information.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers.

Given the timing of the following events, the following information is included in this Annual Report on Form 10-K pursuant to Item 5.02 of Form 8-K, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers" in lieu of filing a Form 8-K.

Appointment of Principal Accounting Officer

On February 27, 2018, our board of directors appointed Kathleen S. Wendt as Chief Accounting Officer of the Corporation. In this role, she will serve as our principal accounting officer, a role previously held by Dennis L. Klaeser, our Executive Vice President and Chief Financial Officer. Ms. Wendt will report to Mr. Klaeser.

Ms. Wendt, age 44, has served as Executive Vice President and Chief Accounting Officer of the Corporation since October 2017. Ms. Wendt served as Chief Accounting Officer and an Executive Managing Director of Talmer Bancorp, Inc. from June 2011 until its merger with the Corporation on August 31, 2016. She served as First Senior Vice President and Chief Accounting Officer of Chemical Bank following the merger with Talmer Bancorp, Inc. until March 2017. Ms. Wendt is a certified public accountant with experience in financial reporting, accounting policy and the management of controls over financial reporting. Ms. Wendt served in a number of positions with Comerica Incorporated, a financial institution with more than $60 billion in total assets, from May 2003 until June 2011, including as Senior Vice President, Director of External Reporting and Senior Vice President, Director of Accounting Policy and Financial Procedures and Controls. Before that, Ms. Wendt served as an Assurance Manager at PricewaterhouseCoopers located in Chicago, Illinois and Zurich, Switzerland. Ms. Wendt is a member of the Executive Leadership Team and the Senior Leadership Team of Chemical Bank.

Adoption of Annual Cash Incentive Plan

On February 27, 2018, based on the recommendation of our Compensation and Pension Committee (the “Compensation Committee”), our board of directors approved the Chemical Financial Corporation Executive Annual Incentive Plan (the “annual Incentive Plan”). Under the Annual Incentive Plan, each year, the Committee will select key performance objectives from a set of key measurable performance goals which include, but are not limited to, the following items (each, a “Performance Measure” and collectively, the “Performance Measures”), which will be used to determine the actual cash incentive payment to be awarded to participants in the plan upon the achievement of the Performance Measures:

•	Cash earnings;

•	Cash earnings per share (reflecting dilution of the Company’s common stock as the Committee deems appropriate and, if the Committee so determines, net of or including dividends);

•	Cash earnings return on equity;

•	Cash flow;

•	Cash flow return on capital;

•	Customer satisfaction, satisfaction based on specified objective goals or a Company-sponsored customer survey;

•	Deposit growth;

•	Economic value added measurements;

•	Efficiency ratio;

•	Employee turnover;

•	Expense or cost levels;

•	Interest income;

•	Loan growth;

•	Margins;

•	Market share or market penetration with respect to specific designated products or services, product or service groups and/or specific geographic areas;

•	Net income (before or after taxes, interest, depreciation, and/or amortization);

•	Net income per share;

•	Net interest income;

•	Noninterest income;

•	Operating efficiency;

•	Operating income;

•	Operating income per share;

•	Operating income return on equity;

•	Productivity ratios;

•	Reduction of losses, loss ratios, expense ratios or fixed costs;

•	Return on assets;

•	Return on capital;

•	Return on equity;

•	Share price (including without limitation growth measures, total shareholder return or comparison to indices);

•	Specified objective social goals; and

•	Such other business criteria as the Committee may determine to be appropriate, which may include financial and nonfinancial performance goals.

Each year, the Compensation Committee will select eligible executives who will participate in the Annual Incentive Plan and will set the amount of each participant’s Threshold Award, Target Award and Maximum Award (each as defined in the Annual Incentive Plan) that can be awarded under the Annual Incentive Plan, determined as a percentage of the participant’s base salary. As noted above, the Compensation Committee will also establish one or more Performance Measures and a formula to determine the amount of the award that will be earned at different levels of achievement of the Performance Measures.

The Annual Incentive Plan is administered by the Compensation Committee, which has full authority, among other things, to designate participants; construe and interpret the plan; waive, prospectively or retroactively, any conditions of or rights of the Corporation under any award; increase or decrease the payout due under any award; and make all other determinations and take all other actions necessary under the plan. Under the Annual Incentive Plan, except as may otherwise be approved by the Compensation Committee or as specifically set forth in a written employment agreement between a participant and the Corporation, no incentive payment will be awarded under the Annual Incentive Plan if the participant is not employed in good standing on the date payment is made for a particular performance period.

The foregoing description of the Annual Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the Annual Incentive Plan, which is incorporated herein by reference as Exhibit 10.9.

New Employment Agreement with David T. Provost

On February 27, 2018, we entered into a new executive employment agreement with David T. Provost, our Chief Executive Officer and President, who will continue to serve in these roles under his new employment agreement.

The employment agreement has an initial term of two years commencing on March 1, 2018, that automatically renews for successive one year periods, until either party provides advance written notice of non-renewal at least 30 days before an anniversary of the March 1 effective date. Under the employment agreement, his current base salary of $1.00 will be increased to $950,000 effective July 1, 2018. Mr. Provost’s base salary will be reviewed by the Compensation Committee at least annually and can be increased in the Committee’s sole discretion. In addition to base salary, he is:

•	eligible to participate in our annual bonus and equity programs for senior executives;

•	entitled to an annual taxable stipend to cover deduction for other benefits under our group health care plan in the amount of $20,000;

•	entitled to a monthly automobile allowance of $900; and

•	eligible for reimbursement for membership in two country clubs of his selection.

The employment agreement provides that if he is terminated by us for any reason other than for “cause” or because of his “disability,” or if he terminates his employment for “good reason,” each as defined in the employment agreement, then he is entitled to receive severance pay in the amount of two times his then current base salary (with base salary calculated as at least $950,000), plus two times the average of his bonuses under our annual cash incentive plan for each of the three most recently completed calendar years, including complete calendar years with Talmer Bank and Trust (with each bonus calculated as the higher of the actual bonus or $1.5 million). We will also pay Mr. Provost a lump sum equal to 24 times his monthly contribution towards COBRA for employee dependent health, prescription drug and dental coverage elections under our employee benefit plans providing such benefits, minus the COBRA administrative cost (whether or not he elects COBRA). In addition, all equity-based awards previously granted to Mr. Provost that remain outstanding on the termination date will be treated as follows:

•	all unvested stock options will immediately vest, and together with other vested stock options, will remain exercisable for a period of three years from termination;

•	all outstanding time-based restricted stock units will automatically vest; and

•	all performance-based restricted stock units will automatically vest at the applicable target level.

Our decision not to renew the term of his employment agreement will also constitute our termination of his employment without cause. In the event of his death, his outstanding equity-based awards will vest as outlined above.

The severance payments and vesting of equity awards is conditioned upon Mr. Provost executing a mutually agreeable release of claims, in substantially the form attached to his employment agreement. His employment agreement also requires the he keep corporate information confidential. In addition, he is subject to provisions related to non-competition and non-solicitation of customers and employees for a period of 24-months following termination of his employment.

The foregoing description of Mr. Provost’s executive employment agreement does not purport to be complete and is qualified in its entirety by reference to his executive employment agreement, which is incorporated herein by reference as Exhibit 10.25.

Change in Control Agreement with Robert S. Rathbun

On February 27, 2018, we entered into a change in control agreement with Robert S. Rathbun. Under the agreement, if within six months before a change in control (as defined in the agreement) or within two years after a change in control, Mr. Rathbun is terminated by us other than for “cause” (as defined in the agreement), disability or death, or if he terminates his employment for “good reason” (as defined in the agreement), he will be entitled to a lump sum payment in the amount of one times the sum of his base salary plus the average of his bonuses under our annual executive incentive plan for each of the three most recently completed calendar years. We will also pay Mr. Rathbun a lump sum payment equal to 12 times his monthly contribution towards his then current employee and dependent health, prescription drug and dental coverage elections. In addition, all equity-based awards previously granted to Mr. Rathbun that remain outstanding on his termination date will be treated as follows:

•	all unvested stock options will immediately vest, and together with other vested stock options, will remain exercisable for a period of three years from termination;

•	all outstanding time-based restricted stock units will automatically vest; and

•
all performance-based restricted stock units will remain outstanding, subject to their original performance goals, and the restrictions will not lapse until such goals have been attained, at which time the restrictions will lapse at the relevant performance level attained, as if Mr. Rathbun had remained employed through the last day of the performance period.

We have also agreed to provide Mr. Rathbun executive-level outplacement services for up to 12 months after his termination.

The severance payments are conditioned on Mr. Rathbun executing a mutually agreeable release of claims, in substantially the form attached to the agreement. His agreement also requires him to keep corporate information confidential. In addition, he is subject to provisions related to non-competition and non-solicitation of customers and employees for a period of 12-months following termination of his employment.

The foregoing description of the change in control agreement does not purport to be complete and is qualified in its entirety by reference to Mr. Rathbun’s change in control agreement, which is incorporated herein by reference as Exhibit 10.29.

Long-Term Incentive Plan Awards

On February 27, 2018, the following awards of restricted stock units were made to our named executive officers in accordance with the terms of the Chemical Financial Corporation Stock Incentive Plan of 2017 (the “Equity Plan”).

Executive Officer	Number of Time-Vested Restricted Stock Units	Number of Performance-Based Restricted Stock Units(1)
David T. Provost	21,417	34,689
Dennis L. Klaeser	7,139	11,563
Robert S. Rathbun	1,060	1,717
Thomas W. Kohn	725	522

(1)
Amount shown is the target amount of the award. The range of performance-based restricted stock units actually earned can be in the range of 0% of target for below threshold performance, to 50% of target for threshold performance, to 150% of target for maximum performance.

The Compensation Committee of our board of directors, consistent with its historical practices of providing long term equity compensation as a portion of overall executive compensation, approved the awards of restricted stock units to each of our named executive officers.

Under the terms of the time-vested restricted stock unit agreements (“TRSUs), the restricted stock units vest in equal installments on the first, second, third, fourth and fifth anniversaries of the February 27, 2018 grant date, based on the named executive officer’s continued employment. The TRSUs will have all non-cash dividend and all liquidation rights with respect to shares of our common stock and each named executive officer will receive a number of restricted stock units equal to the number of shares of our common stock (including fractions of a share) that have a market value equal to the amount of any cash dividends that would have been payable to a shareholder owning the number of shares of common stock represented by restricted stock units subject to the agreement on each dividend payment date.

Under the terms of the performance-based restricted stock unit agreements (“PRSUs”), the restricted stock units vest based on the Corporation’s achievement of performance targets determined by the Compensation Committee during the performance period at a threshold, target and maximum performance level, if the named executive officer remains employed through the restricted period.

Both the TRSU agreement and PRSU agreement provide that, unless otherwise provided in another written agreement with the executive, in the event of the executive’s termination without cause by us, or if the executive terminates his or her employment for “good reason,” or if the executive dies or is disabled, or if the executive provides one year written notice before his or her intended retirement, then executive will be issued (a) with respect to TRSUs, a pro rata number of TRSUs determined based on the number of months that have passed since the last annual vesting date, or if no vesting date has occurred, the grant date, and (b) with respect to PRSUs, a pro rata number of PRSUs granted at the target (100%) level determined based on the number of months that have elapsed between the first day of the Performance Period (as defined in the agreement) and the effective date of the executive’s termination.

Both the TRSU agreement and PRSU agreement also provide that, unless otherwise provided in another written agreement with the executive, in the event of a change in control (as set forth therein), and the awards are assumed by the surviving entity, then (a) with respect to TRSUs, if within two years of the change in control, the executive is terminated without cause by us or the executive terminates his or her employment for good reason, all unvested TRSUs will vest, and (b) with respect to PRSUs, the PRSUs will be fixed at the target (100%) performance level and will vest as of the end of the performance period; provided that, if within two years of the change in control, the executive is terminated without cause by us or the executive terminates his or her employment for good reason, all unvested PRSUs will immediately vest at the target (100%) performance level. If the TRSU and PRSU agreements are not assumed by the surviving entity, each agreement contains a provision for the awards to be paid in cash, as follows:

•
with respect to TRSUs, the market value of all TRSUs outstanding as of the change in control will be paid in cash, subject to the same vesting schedule; provided that, if within two years of the change in control, the executive is terminated without cause by us or the executive terminates his or her employment for good reason, then the cash value of the TRSUs will be paid at termination; and

•
with respect to PRSUs, the market value of the target (100%) number of PRSUs outstanding as of the change in control will be paid in cash at the end of the performance period; provided that, if within two years of the change in control, the executive is terminated without cause by us or the executive terminates his or her employment for good reason, then the cash value of the PRSUs will be paid at termination.

A copy of the Equity Plan is filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017. The foregoing description of the restricted stock unit agreements does not purport to be complete and is qualified in its entirety by reference to the form of TRSU agreement and the form of PRSU agreement, each of which is incorporated herein by reference as Exhibits 10.31 and 10.30, respectively.

Item 8.01 Other Events.

Given the timing of the following event, the following information is included in this Annual Report on Form 10-K pursuant to Item 8.01 of Form 8-K, "Other Events" in lieu of filing a Form 8-K.

On February 27, 2018, we entered into a new executive employment agreement with Gary Torgow, the Executive Chairman of our board of directors, who will continue to serve in this role under his new employment agreement, which is substantially similar to Mr. Provost’s new employment agreement described above.

The foregoing description of Mr. Torgow’s executive employment agreement does not purport to be complete and is qualified in its entirety by reference to his executive employment agreement, which is incorporated herein by reference as Exhibit 10.27.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item is set forth under the subheadings "Nominees for Election as Directors" and "Board Committees," and the headings "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2017 and is here incorporated by reference.
We have adopted a Code of Ethics for Senior Financial Officers and Members of Senior Leadership, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on our website at www.chemicalbank.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver of, a provision of the Code of Ethics by posting such information on our website at www.chemicalbank.com.
Item 11. Executive Compensation.
Information required by this item is set forth under the headings "Executive Compensation," "Director Compensation," "Compensation and Pension Committee Report" and under the subheading "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2017 and is here incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the heading "Ownership of Chemical Financial Common Stock" in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2017 and is here incorporated by reference.
The following table presents information about our equity compensation plans as of December 31, 2017:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	941,623	$32.13	1,941,843	(3)
Equity compensation plans not approved by security holders(2)	169,295	$15.25	—
Total	1,110,918	$29.56	1,941,843

(1)
Consists of the Chemical Financial Corporation Stock Incentive Plan of 2006 ("2006 Plan"), the Chemical Financial Corporation Stock Incentive Plan of 2012 ("2012 Plan"), the Chemical Financial Corporation Stock Incentive Plan of 2015 ("2015 Plan"), the Chemical Financial Corporation Stock Incentive Plan of 2017 ("2017 Plan") and the Chemical Financial Corporation Directors' Deferred Stock Plan. Stock options or other awards may no longer be granted under the 2006 Plan, the 2012 Plan, or the 2015 Plan.

(2)
At December 31, 2017, equity compensation plans not approved by shareholders consisted of the Talmer Bancorp, Inc. 2009 Equity Incentive Plan ("TLMR Equity Incentive Plan"), the Lake Michigan Financial Corporation Stock Incentive Plan of 2003 and the Lake Michigan Financial Corporation Stock Incentive Plan of 2012 (collectively referred to as the "LMFC Stock Incentive Plans"). The TLMR Equity Incentive Plan granted non-statutory stock options that were awarded at the fair value of Talmer Bancorp, Inc. common stock on the date of grant. Effective as of the Corporation's merger with Talmer Bancorp, Inc. on August 31, 2016, each option outstanding under the TLMR Equity Incentive Plan ceased to represent a stock option for TLMR common stock and was converted into a stock option for common stock of the Corporation. The LMFC Stock Incentive Plans granted non-statutory stock options that were awarded at the fair value of Lake Michigan Financial Corporation common stock on the date of grant. Effective as of the Corporation's acquisition of Lake Michigan Financial Corporation on May 31, 2015, each option outstanding under the LMFC Stock Incentive Plans ceased to represent a stock option for LMFC common stock and was converted into a stock option for common stock of the Corporation. Payment for the exercise of an option at the time of exercise may be made in the form of shares of the Corporation’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options or other awards available for grant under the TLMR Equity Incentive Plan or the LMFC Stock Incentive Plans. As of December 31, 2017, there were 138,324 options to purchase the Corporation's common stock under the TLMR Equity Incentive Plan with a weighted average exercise price of $15.36 per share and 30,971 options to purchase the Corporation's common stock outstanding under the LMFC Stock Incentive Plans with a weighted average exercise price of $14.76 per share.

(3)	Represents 1,681,101 remaining available shares for future grant under the 2017 Plan and 259,651 remaining shares available for future issuance under the Directors' Deferred Stock Plan.
Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the capitalization of Chemical Financial Corporation.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is set forth under the subheadings "Board Committees" and "Transactions with Related Persons" in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2017 and is here incorporated by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item is set forth under the heading "Independent Registered Public Accounting Firm" and subheading "Audit Committee" in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2017 and is here incorporated by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules.
(a)  (1)  Financial Statements. The following documents are filed as part of Item 8 of this Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position as of December 31, 2017 and 2016
Consolidated Statements of Income for each of the three years in the period ended December 31, 2017
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2017
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2017
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules. The schedules for the Corporation are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits. The following lists the Exhibits to the Annual Report on Form 10-K:

Number	Exhibit
3.1 *
Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017. Here incorporated by reference.

3.2	Bylaws.
4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.
4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.
4.3
Long-Term Debt. The registrant has outstanding long-term debt which at the time of this Annual Report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.

10.1 *†
Amended and Restated Chemical Financial Corporation Stock Incentive Plan of 2006. Previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 3, 2011. Here incorporated by reference.

10.2 *†
Chemical Financial Corporation Stock Incentive Plan of 2012. Previously filed as Appendix A to the registrant's definitive proxy statement for the registrant's 2012 Annual Meeting of Shareholders, filed with the SEC on March 1, 2012. Here incorporated by reference.

10.3 *†
Chemical Financial Corporation Stock Incentive Plan of 2015. Previously filed as Appendix C to the registrant's definitive proxy statement for the registrant's 2015 Annual Meeting of Shareholders, filed with the SEC on March 6, 2015. Here incorporated by reference.

10.4 *†
Chemical Financial Corporation Stock Incentive Plan of 2017. Previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017. Here incorporated by reference.

10.5 *†
Chemical Financial Corporation Supplemental Retirement Income Plan. Previously filed as Exhibit 10.5 to the registrant's Registration Statement on Form S-4, filed with the SEC on February 19, 2010. Here incorporated by reference.

10.6 *†
Chemical Financial Corporation Deferred Compensation Plan for Directors. Previously filed as Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012. Here incorporated by reference.

10.7 *†
Chemical Financial Corporation Deferred Compensation Plan. Previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on April 30, 2013. Here incorporated by reference.

10.8 *†
Chemical Financial Corporation Directors' Deferred Stock Plan. Previously filed as Exhibit 10.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014. Here incorporated by reference.

10.9 †	Chemical Financial Corporation Executive Annual Incentive Plan.
10.10 *†
Employment Agreement between David R. Ramaker and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.11 *†
Employment Agreement between Dennis L. Klaeser and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.12 *†
Employment Agreement between Lori A. Gwizdala and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K dated August 31, 2016, filed with the SEC on August 31, 2016. Here incorporated by reference.

10.13 *†
Employment Agreement between Leonardo A. Amat and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. Here incorporated by reference.

10.14 *†#
Employment Agreement between Robert S. Rathbun and Chemical Financial Corporation, dated August 31, 2016. Previously filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. Here incorporated by reference.

10.15 †+	Employment Agreement between Thomas C. Shafer and Chemical Financial Corporation, dated August 31, 2016.
10.16 †^
Service Agreement between David T. Provost and Chemical Financial Corporation, dated January 25, 2016. Previously filed as Exhibit 10.9 to the registrant's Form S-4, filed with the SEC on March 31, 2016. here incorporated by reference.

10.17 †^
Service Agreement between Gary Torgow and Chemical Financial Corporation, dated January 25, 2016. Previously filed as Exhibit 10.8 to the registrant's Form S-4, filed with the SEC on March 31, 2016. Here incorporated by reference.

10.18 †	Employment Agreement between Thomas C. Shafer and Chemical Financial Corporation, dated October 16, 2017.
10.19 *†
General Release agreement between David B. Ramaker and Chemical Financial Corporation, dated August 9,2017. Previously filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 8, 2017. Here incorporated by reference.

10.20 *†
Employment Agreement between David T. Provost and Chemical Financial Corporation, dated August 9, 2017. Previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 8, 2017. Here incorporated by reference.

10.21 *†
Employment agreement between Gary Torgow and Chemical Financial Corporation, dated August 9, 2017. Previously filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 8, 2017. Here incorporated by reference.

10.22 *†
Offer Letter Agreement between Robert S. Rathbun and Chemical Financial Corporation, dated November 3, 2017. Previously filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 8, 2017. Here incorporated by reference.

10.23 *†
Offer Letter Agreement between Thomas W. Kohn and Chemical Bank, dated November 3, 2017. Previously filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 8, 2017. Here incorporated by reference.

10.24 †	Change in Control Agreement between Robert S. Rathbun and Chemical Financial Corporation, dated February 27, 2018.
10.25 †	Employment Agreement between David T. Provost and Chemical Financial Corporation, dated February 27, 2018.
10.26 †	Philanthropy Agreement between David T. Provost and Chemical Financial Corporation, dated February 27, 2018.
10.27 †	Employment Agreement between Gary Torgow and Chemical Financial Corporation, dated February 27, 2018.
10.28 †	Philanthropy Agreement between Gary Torgow and Chemical Financial Corporation, dated February 27, 2018.
10.29 †	Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2017 for Performance-Based Restricted Stock
10.30 †	Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2017 for Time-Vested Restricted Stock
21	Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Consent of Andrews Hooper Pavlik PLC.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. §1350.
99.1	Chemical Financial Corporation Directors' Deferred Stock Plan Audited Financial Statements and Notes.
101.1	Interactive Data File.
* Incorporated by reference. Copies of these Exhibits have been filed with the SEC. Exhibits that are not incorporated by reference are filed with this Annual Report.

†	These agreements are management contracts or compensation plans or arrangements required to be filed as Exhibits to this Form 10-K.
# Exhibit 10.14 was superseded and replaced with the Offer Letter Agreement dated November 3, 2017 here incorporated by reference as Exhibit 10.22, except for the covenant not to compete in Section 13 of Exhibit 10.14, which remains in force and effect, and was reduced to six months.
+ Exhibit 10.15 was superseded and replaced with the Employment Agreement dated July [__], 2017 and filed herewith as Exhibit 10.18.
^ Exhibits 10.16 and 10.17 were superseded and replaced with the Employment Agreements dated August 9, 2017 here incorporated by reference as Exhibits 10.20 and 10.21, respectively.

The index of exhibits and any exhibits filed as part of the 2017 Form 10-K are accessible at no cost on our web site at www.chemicalbank.com in the "Investor Information" section, at www.edocumentview.com/chfc and through the United States Securities and Exchange Commission's web site at www.sec.gov. We will furnish a copy of any exhibit listed above to any shareholder at a cost of 30 cents per page upon written request to Dennis L. Klaeser, Chief Financial Officer, Chemical Financial Corporation, 235 East Main Street, Midland, P.O. Box 569, Michigan 48640-0569.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.
CHEMICAL FINANCIAL CORPORATION

/s/ David T. Provost
David T. Provost
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2018 by the following persons on behalf of the registrant and in the capacities indicated.
OFFICERS:

/s/ David T. Provost
David T. Provost
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis L. Klaeser
Dennis L. Klaeser
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kathleen S. Wendt
Kathleen S. Wendt
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

The following Directors of Chemical Financial Corporation executed a power of attorney appointing Dennis L. Klaeser their attorney-in-fact, empowering him to sign this report on their behalf.
James R. Fitterling
Ronald A. Klein
Richard M. Lievense
Barbara J. Mahone
John E. Pelizzari
Thomas C. Shafer
Larry D. Stauffer
Jeffrey L. Tate
Gary Torgow
Arthur A. Weiss
Franklin C. Wheatlake

/s/ Dennis L. Klaeser
By Dennis L. Klaeser
Attorney-in-fact