Form 10-Q
period 2018-06-30
CHEMICAL FINANCIAL CORP
filed 2018-08-08
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
Commission File Number: 000-08185
CHEMICAL FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2022454
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 W. Fort Street, Suite 1800 Detroit, Michigan	48226
(Address of Principal Executive Offices)	(Zip Code)
(800) 867-9757
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s Common Stock, $1 par value, as of August 3, 2018, was 71,419,116 shares.

INDEX
Chemical Financial Corporation
Form 10-Q

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and us. Words and phrases such as "anticipates," "believes," "continue," "estimates," "expects," "forecasts," "future," "intends," "is likely," "judgment," "look ahead," "look forward," "on schedule," "opinion," "opportunity," "plans," "potential," "seeks," "predicts," "probable," "projects," "should," "strategic," "trend," "will," and variations of such words and phrases or similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements related to: our belief that unrealized losses on our investment securities at June 30, 2018 were temporary in nature, our strategic plan to develop customer relationships that will drive core deposit growth and stability, management's belief that our commercial and commercial real estate loan portfolios are generally well-secured, management's opinion that our borrowing capacity could be expanded, the impact of projected changes in net interest income assuming changes to short-term market interest rates, statements regarding our risk exposure in our primary markets, as well as statements related to the anticipated effects on results of operations and financial condition from expected developments. All statements referencing future time periods are forward-looking.

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

Forward-looking statements are based upon current beliefs and expectations and involve substantial risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Risk factors include, without limitation:

•	our ability to attract and retain new commercial lenders and other bankers as well as key operations staff in light of competition for experienced employees in the banking industry;

•	operational and regulatory challenges associated with our information technology systems and policies and procedures in light of our rapid growth and systems conversion in 2018;

•	our ability to grow deposits;

•
economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;

•	a general decline in the real estate and lending markets, particularly in our market areas, could negatively affect our financial results;

•	increased cybersecurity risk, including potential network breaches, business disruptions, or financial losses;

•	current or future restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired; and

•	economic, governmental, or other factors may prevent the projected population, residential, and commercial growth in the markets in which we operate.

In addition, risk factors include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 or disclosed in documents filed or furnished by the Corporation with or to the SEC after the filing of such Annual Report on Form 10-K. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.    Financial Statements
Chemical Financial Corporation
Consolidated Statements of Financial Position

(Dollars in thousands, except per share data)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and cash due from banks	$222,748	$226,003
Interest-bearing deposits with the Federal Reserve Bank and other banks	302,532	229,988
Total cash and cash equivalents	525,280	455,991
Investment securities:
Carried at fair value	2,529,910	1,963,546
Held-to-maturity, at amortized cost (fair value of $592,298 and $662,906, respectively)	602,687	677,093
Total investment securities	3,132,597	2,640,639
Loans held-for-sale, at fair value	46,849	52,133
Loans	14,579,693	14,155,267
Allowance for loan losses	(100,015)	(91,887)
Net loans	14,479,678	14,063,380
Premises and equipment	125,970	126,896
Loan servicing rights, at fair value	70,364	63,841
Goodwill	1,134,568	1,134,568
Other intangible assets	31,407	34,271
Interest receivable and other assets	735,890	709,154
Total assets	$20,282,603	$19,280,873
Liabilities
Deposits:
Noninterest-bearing	$3,894,259	$3,725,779
Interest-bearing	10,657,277	9,917,024
Total deposits	14,551,536	13,642,803
Collateralized customer deposits	378,938	415,236
Short-term borrowings	2,095,000	2,000,000
Long-term borrowings	330,956	372,882
Interest payable and other liabilities	175,174	181,203
Total liabilities	17,531,604	16,612,124
Shareholders’ equity
Preferred stock, no par value:
Authorized – 2,000,000 shares at 6/30/18 and 12/31/17, none issued	—	—
Common stock, $1.00 par value per share:
Authorized – 135,000,000 shares at 6/30/18 and12/31/17
Issued and outstanding – 71,417,963 shares at 6/30/18 and 71,207,114 shares at 12/31/17	71,418	71,207
Additional paid-in capital	2,205,402	2,203,637
Retained earnings	521,530	419,403
Accumulated other comprehensive loss	(47,351)	(25,498)
Total shareholders’ equity	2,750,999	2,668,749
Total liabilities and shareholders’ equity	$20,282,603	$19,280,873
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$165,388	$141,314	$322,206	$273,799
Interest on investment securities:
Taxable	14,706	7,125	27,125	11,881
Tax-exempt	5,998	4,426	11,554	8,661
Dividends on nonmarketable equity securities	2,189	1,246	4,090	1,867
Interest on deposits with the Federal Reserve Bank, other banks and Federal funds sold	1,301	1,022	2,541	1,821
Total interest income	189,582	155,133	367,516	298,029
Interest expense
Interest on deposits	19,707	10,582	35,624	19,498
Interest on collateralized customer deposits	641	196	1,165	346
Interest on short-term borrowings	10,408	4,463	18,574	5,971
Interest on long-term borrowings	1,289	1,944	2,753	4,169
Total interest expense	32,045	17,185	58,116	29,984
Net interest income	157,537	137,948	309,400	268,045
Provision for loan losses	9,572	6,229	15,828	10,279
Net interest income after provision for loan losses	147,965	131,719	293,572	257,766
Noninterest income
Service charges and fees on deposit accounts	8,615	8,777	17,078	16,781
Wealth management revenue	7,188	6,958	13,499	12,785
Other charges and fees for customer services	5,874	9,734	11,628	18,625
Net gain on sale of loans and other mortgage banking revenue	8,844	9,879	21,379	19,039
Net gain on sale of investment securities	3	77	3	167
Other	7,494	6,143	14,985	12,181
Total noninterest income	38,018	41,568	78,572	79,578
Operating expenses
Salaries, wages and employee benefits	56,148	52,247	111,705	112,141
Occupancy	7,679	8,745	15,690	16,137
Equipment and software	8,276	8,149	15,935	16,666
Outside processing and service fees	10,673	8,924	21,029	16,435
Merger expenses	—	465	—	4,632
Other	21,785	19,707	41,812	36,422
Total operating expenses	104,561	98,237	206,171	202,433
Income before income taxes	81,422	75,050	165,973	134,911
Income tax expense	12,434	23,036	25,389	35,293
Net income	$68,988	$52,014	$140,584	$99,618
Earnings per common share:
Basic	$0.97	$0.73	$1.97	$1.41
Diluted	$0.96	$0.73	$1.95	$1.39
Cash dividends declared per common share	$0.28	$0.27	$0.56	$0.54
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$68,988	$52,014	$140,584	$99,618
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	(11,622)	5,528	(39,229)	8,267
Reclassification adjustment for gains and losses on realized income	(3)	(77)	(3)	(167)
Tax effect	2,441	(1,908)	8,239	(2,835)
Net unrealized gains (losses) on securities available-for-sale, net of tax	(9,184)	3,543	(30,993)	5,265
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges	4,102	(466)	12,065	(466)
Reclassification adjustment for losses included in net income	(589)	409	(347)	409
Tax effect	(738)	—	(2,461)	—
Net unrealized gains on interest rate swaps designated as cash flow hedges, net of tax	2,775	(57)	9,257	(57)
Adjustment for pension and other postretirement benefits	142	539	284	1,076
Tax effect	(30)	(189)	(60)	(377)
Net adjustment for pension and other postretirement benefits	112	350	224	699
Other comprehensive income (loss), net of tax	(6,297)	3,836	(21,512)	5,907
Total comprehensive income, net of tax	$62,691	$55,850	$119,072	$105,525
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(Dollars in thousands)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balances at December 31, 2016	$70,599	$2,210,762	$340,201	$(40,036)	$2,581,526
Cumulative effect adjustment of change in accounting policy, net of tax impact(1)			3,659		3,659
Comprehensive income			99,618	5,907	105,525
Cash dividends declared and paid of $0.54 per share			(38,539)		(38,539)
Net shares issued under share-based compensation plans	531	(20,188)			(19,657)
Share-based compensation expense	1	6,927			6,928
Balances at June 30, 2017	$71,131	$2,197,501	$404,939	$(34,129)	$2,639,442

Balances at December 31, 2017	$71,207	$2,203,637	$419,403	$(25,498)	$2,668,749
Cumulative effect adjustment of change in accounting policy, net of tax impact(2)			1,680	(341)	1,339
Comprehensive income			140,584	(21,512)	119,072
Cash dividends declared and paid of $0.56 per share			(40,137)		(40,137)
Net shares issued under share-based compensation plans	211	(2,313)			(2,102)
Share-based compensation expense	—	4,078			4,078
Balances at June 30, 2018	$71,418	$2,205,402	$521,530	$(47,351)	$2,750,999

(1)	Refer to Note 1, Basis of Presentation and Significant Accounting Policies and Note 7, Loan Servicing Rights for further details on the changes in accounting policy.

(2)
Refer to Note 1, Basis of Presentation and Significant Accounting Policies, Note 3, Investment Securities, Note 5, Other Real Estate Owned and Repossessed Assets and Note 9, Derivative Instruments and Balance Sheet Offsetting, for further details on the changes in accounting policy.

See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$140,584	$99,618
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,828	10,279
Gains on sales of loans	(5,531)	(20,025)
Proceeds from sales of loans	392,570	391,475
Loans originated for sale	(379,584)	(353,034)
Net gains on sale of investment securities	(3)	(167)
Net losses (gains) from sales/writedowns of other real estate and repossessed assets	98	(871)
Depreciation of premises and equipment	8,384	8,989
Amortization of intangible assets	2,864	3,039
Additions to loan servicing rights	(4,251)	(4,137)
Valuation change in loan servicing rights	(2,272)	3,591
Net amortization of premiums and discounts on investment securities	9,123	8,880
Share-based compensation expense	4,078	6,928
Deferred income tax expense	4,473	30,937
Change in deferred tax valuation allowance	(72)	49
Net increase in interest receivable and other assets	(15,282)	(105,996)
Net (decrease) increase in interest payable and other liabilities	(5,671)	7,865
Net cash provided by operating activities	165,336	87,420
Cash flows from investing activities
Debt securities – available-for-sale:
Proceeds from maturities, calls and principal reductions	157,185	143,335
Proceeds from sales and redemptions	4,215	10,050
Purchases	(775,497)	(685,689)
Investment securities – held-to-maturity:
Proceeds from maturities, calls and principal reductions	85,027	63,339
Purchases	(11,240)	(86,340)
Net increase in loans	(439,390)	(689,632)
Proceeds from sales of other real estate and repossessed assets	7,646	9,606
Purchases of premises and equipment, net of disposals	(7,458)	(10,437)
Proceeds from returns of investment in equity method investments	269	143
Net cash used in investing activities	(979,243)	(1,245,625)
Cash flows from financing activities
Net increase in interest- and noninterest-bearing demand deposits and savings accounts	247,254	354,480
Net increase (decrease) in time deposits	661,479	(23,235)
Net increase in collateralized customer deposits and other short-term borrowings	58,702	1,191,995
Repayment of long-term borrowings	(42,000)	(162,000)
Cash dividends paid	(40,137)	(38,539)
Proceeds from directors’ stock plans and exercise of stock options, net of shares withheld	2,558	1,639
Cash paid for payroll taxes upon conversion of share-based awards	(4,660)	(21,296)
Net cash provided by financing activities	883,196	1,303,044
Net increase in cash and cash equivalents	69,289	144,839
Cash and cash equivalents at beginning of period	455,991	474,402
Cash and cash equivalents at end of period	$525,280	$619,241

Supplemental disclosures of cash flow information:
Interest paid	$56,575	$30,287
Net income tax payments (refunds)	4,599	(4,689)
Non-cash activities:
Loans transferred to other real estate and repossessed assets	5,093	6,332
Net transfer of loans held-for-sale to loans held- for-investment	(2,171)	(1,957)
See accompanying notes to Consolidated Financial Statements (unaudited).

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Note 1: Basis of Presentation and Significant Accounting Policies

Nature of Operations

Chemical Financial Corporation ("Corporation" or "Chemical") operates in a single operating segment — commercial banking. The Corporation is a financial holding company, headquartered in Detroit, Michigan, that operates through one commercial bank, Chemical Bank. Chemical Bank operates within Michigan, Northeast Ohio and Northern Indiana as a Michigan state-chartered commercial bank. Chemical Bank operates through an internal organizational structure of seven regional banking units and offers a full range of traditional banking and fiduciary products and services to the residents and business customers in the Corporation’s geographical market areas. The products and services offered by the regional banking units, through branch banking offices, are generally consistent throughout the Corporation, as is the pricing of those products and services. The marketing of products and services throughout the Corporation’s regional banking units is generally uniform, as many of the markets served by the regional banking units overlap. The distribution of products and services is generally uniform throughout the Corporation’s regional banking units and is achieved primarily through retail branch banking offices, automated teller machines and electronically accessed banking products.

The Corporation’s primary sources of revenue are interest from its loan products and investment securities, service charges and fees from customer deposit accounts, wealth management revenue and net gain on sale of loans and other mortgage banking revenue.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Consolidated Financial Statements of the Corporation and its subsidiaries have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q, Securities and Exchange Commission ("SEC") rules and interpretive releases and prevailing practices within the banking industry and Rule 10-01 of Regulation S-X. Accordingly, the interim Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Corporation’s Consolidated Financial Statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements contain all adjustments believed necessary to present fairly the financial condition and results of operations of the Corporation for the periods presented. All significant income and expenses are recorded on the accrual basis. Intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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
June 30, 2018

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
January 1, 2018 under the modified retrospective method
A large majority of the Corporation's revenue is derived from net interest income, which is excluded from the scope of the guidance. Following detailed review of the Corporation's revenue streams not derived from net interest income on financial assets and liabilities, management identified the recognition of gains from other real estate sales financed by the Corporation to be in the scope of this amended guidance. Effective January 1, 2018, revenue for new seller financed other real estate owned sales will be determined according to the Updates to Topic 606. If all qualifications are met, gains associated with the sales will be recognized into income at the time of closing and therefore not deferred. The cumulative effect of the Updates to Topic 606 increased retained earnings by $1.2 million upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Additional required disclosures have been included in Note 13, Revenue from Contracts with Customers. The adoption is not expected to have a material impact on the Corporation's net income on an ongoing basis. Refer to Note 5, Other Real Estate Owned and Repossessed Assets, for further detail.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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
January 1, 2018 using a modified retrospective approach with the exception of disclosure requirements which are adopted on a prospective basis
The Corporation identified available-for-sale investment securities qualifying as equity investments in the securities portfolio at January 1, 2018. The adoption resulted in recognizing the unrealized fair value related to the identified equity investments as a cumulative effect to retained earnings of $0.3 million. In addition, the Corporation has updated disclosures related to the fair value of financial instruments to the use of the exit price notion. Refer to Note 2, Fair Value Measurements and Note 3, Investment Securities, for further detail.

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
January 1, 2018 using the retrospective transition method
The adoption resulted in a reclassification of $0.4 million and $0.7 million of net periodic income from salaries, wages and employee benefits expense to other expenses on the Consolidated Statements of Income during the three and six months ended June 30, 2017, respectively.

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

Effective during the six months ended 2018, the Corporation also adopted the following standards, none of which had a material impact to the Corporation's financial statements or financial statement disclosures:

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities — carried at fair value, loans held-for-sale, loan servicing rights and derivatives are recorded at fair value on a recurring basis. Additionally, the Corporation may be required to record other assets, such as impaired loans, goodwill, other intangible assets, other real estate and repossessed assets, at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 valuations for the Corporation include government and government-sponsored agency securities, including securities issued by the Federal Home Loan Bank ("FHLB"), Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Federal Farm Credit Bank, Student Loan Marketing Corporation and the Small Business Administration, securities issued by certain state and political subdivisions, residential mortgage-backed securities, collateralized mortgage obligations, corporate bonds, preferred stock and available-for-sale trust preferred securities. Valuations are obtained from a third-party pricing service for these investment securities. Additionally included in Level 2 valuations are loans held for sale and derivative assets and liabilities.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, yield curves and similar techniques. The determination of fair value requires management judgment or estimation and generally is corroborated by external data, which includes third-party pricing services. Level 3 valuations for the Corporation include impaired loans, goodwill, core deposit intangible assets, non-compete intangible assets, LSRs and other real estate and repossessed assets.

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
June 30, 2018

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment securities: Investment securities are recorded at fair value on a recurring basis with the exception of those classified as held-to-maturity. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events.

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

Derivative instruments held or issued for risk management or customer-initiated activities are traded in over-the counter markets where quoted market prices are not readily available. Fair value for over-the-counter derivative instruments is measured on a recurring basis using third party models that use primarily market observable inputs, such as yield curves and option volatilities. The fair value for these derivatives may include a credit valuation adjustment that is determined by applying a credit spread for the counterparty or the Corporation, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Corporation assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions at both June 30, 2018 and December 31, 2017 and it was determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Corporation classifies its risk management interest rate swaps designated as cash flow hedges and customer-initiated derivatives valuations in Level 2 of the fair value hierarchy.

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
June 30, 2018

Disclosure of Recurring Basis Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosures about the fair value measurements for each major category of assets and liabilities follow:

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Investment securities – carried at fair value:
Government and government-sponsored agencies	$—	$235,083	$—	$235,083
State and political subdivisions	—	445,080	—	445,080
Residential mortgage-backed securities	—	179,794	—	179,794
Collateralized mortgage obligations	—	1,384,232	—	1,384,232
Corporate bonds	—	249,536	—	249,536
Trust preferred securities	—	36,185	—	36,185
Total investment securities – carried at fair value	—	2,529,910	—	2,529,910
Loans held-for-sale	—	46,849	—	46,849
Loan servicing rights	—	—	70,364	70,364
Derivative assets:
Customer-initiated derivatives	—	18,275	—	18,275
Interest rate lock commitments	—	1,985	—	1,985
Power Equity CD	—	1,310	—	1,310
Risk management derivatives	—	17,618	—	17,618
Total derivatives	—	39,188	—	39,188
Total assets at fair value	$—	$2,615,947	$70,364	$2,686,311
Derivative liabilities:
Customer-initiated derivatives	$—	$18,672	$—	$18,672
Forward contracts related to mortgage loans to be delivered for sale	—	425	—	425
Power Equity CD	—	1,310	—	1,310
Total derivatives	—	20,407	—	20,407
Total liabilities at fair value	$—	$20,407	$—	$20,407
December 31, 2017
Investment securities – available-for-sale:
Government and government-sponsored agencies	$—	$202,916	$—	$202,916
State and political subdivisions	—	345,970	—	345,970
Residential mortgage-backed securities	—	150,131	—	150,131
Collateralized mortgage obligations	—	1,033,845	—	1,033,845
Corporate bonds	—	192,794	—	192,794
Trust preferred securities	—	36,066	—	36,066
Preferred stock	—	1,824	—	1,824
Total investment securities – available-for-sale	—	1,963,546	—	1,963,546
Loans held-for-sale	—	52,133	—	52,133
Loan servicing rights	—	—	63,841	63,841
Derivative assets:
Customer-initiated derivatives	—	9,376	—	9,376
Interest rate lock commitments	—	1,222	—	1,222
Power Equity CD	—	2,184	—	2,184
Risk management derivatives	—	5,899	—	5,899
Total derivatives	—	18,681	—	18,681
Total assets at fair value	$—	$2,034,360	$63,841	$2,098,201
Derivative liabilities:
Customer-initiated derivatives	$—	$10,139	$—	$10,139
Forward contracts related to mortgage loans to be delivered for sale	—	34	—	34
Power Equity CD	—	2,184	—	2,184
Total derivatives	—	12,357	—	12,357
Total liabilities at fair value	$—	$12,357	$—	$12,357

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2018 and 2017.
The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in thousands)	Loan servicing rights
Balance, beginning of period	$68,837	$64,604	$63,841	$48,085
Transfer in based on new accounting policy election(1)	—	—	—	15,891
Gains (losses):
Recorded in earnings (realized):
Recorded in "Net gain on sale of loans and other mortgage banking revenue"	(757)	(2,466)	2,272	(3,591)
New originations	2,284	2,384	4,251	4,137
Balance, end of period	$70,364	$64,522	$70,364	$64,522

(1)	Refer to Note 1, Basis of Presentation and Significant Accounting Policies, for further details.

The Corporation has elected the fair value option for loans held-for-sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans in accordance with the Corporation's policy on loans held for investment in "Interest and fees on loans" in the Consolidated Statements of Income. There were no loans held-for-sale on nonaccrual status or 90 days past due and on accrual status as of June 30, 2018 and December 31, 2017.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss for loans held-for-sale carried at fair value option was as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Aggregate fair value	$46,849	$52,133
Contractual balance	45,529	50,597
Unrealized gain (loss)	1,320	1,536

The total amount of gains (losses) from loans held-for-sale included in the Consolidated Statements of Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income(1)	$445	$463	$821	$1,014
Change in fair value(2)	484	787	(216)	1,388
Net gain on sales of loans(2)	4,023	13,905	5,531	20,025
Total included in earnings	$4,952	$15,155	$6,136	$22,427

(1)	Included in "Interest and fees on loans" in the Consolidated Statements of Income.

(2)	Included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

Investment securities: Investment securities classified as held-to-maturity are recorded at fair value if the value is below amortized cost and the Corporation has determined that such unrealized loss is an other-than-temporary impairment. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are generally measured using independent pricing models or other model-based valuation techniques that include market inputs, such as benchmark yields, reported trades, broker dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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

Goodwill: Goodwill is subject to impairment testing on an annual basis. The assessment of goodwill for impairment requires a significant degree of judgment. In the event the assessment indicates that it is more-likely-than-not that the fair value is less than the carrying value, the asset is considered impaired and recorded at fair value. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation. At June 30, 2018 and December 31, 2017, no goodwill was impaired.
Other intangible assets: Other intangible assets consist of core deposit intangible assets and non-compete intangible assets. These items are recorded at fair value when initially recorded. Subsequently, core deposit intangible assets and non-compete intangible assets are amortized primarily on an accelerated basis over periods ranging from ten to fifteen years for core deposit intangible assets and one year for non-compete intangible assets and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount exceeds the fair value of the asset. If core deposit intangible asset or non-compete intangible asset impairment is identified, the Corporation classifies impaired core deposit intangible assets and impaired non-compete intangible assets subject to nonrecurring fair value measurements as Level 3 valuations. At June 30, 2018 and December 31, 2017, there was no impairment identified for core deposit intangible assets or non-compete intangible assets.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Disclosure of Nonrecurring Basis Fair Value Measurements
Certain assets may be required to be measured at fair value on a nonrecurring basis. The carrying value of these assets represent end of period values, which approximate the fair value measurements that occurred on the various measurement dates during the period. For assets measured at fair value on a nonrecurring basis, quantitative disclosures about fair value measurements for each major category of assets follows:

(Dollars in thousands)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Impaired loans	$50,394
Other real estate and repossessed assets	1,687
Total	$52,081
December 31, 2017
Impaired loans	$70,619
Other real estate and repossessed assets	2,899
Total	$73,518
There were no liabilities recorded at fair value on a nonrecurring basis at either June 30, 2018 or December 31, 2017.
The following table presents additional information about the significant unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

(Dollars in thousands)	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans	$50,394	Appraisal of collateral	Discount for type of collateral and age of appraisal	20%-30%
Other real estate and repossessed assets	1,687	Appraisal of property	Discount for type of property and age of appraisal	20%-30%
Disclosures about Fair Value of Financial Instruments
GAAP requires disclosures about the estimated fair value of the Corporation's financial instruments, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. The Corporation utilized the fair value hierarchy in computing the fair values of its financial instruments. In cases where quoted market prices were not available, the Corporation employed the exit-price notion following the adoption of ASU 2016-01 on January 1, 2018 and used the present value method prior to the adoption of ASU 2016-01, using unobservable inputs requiring management's judgment to estimate the fair values of its financial instruments, which are considered Level 3 valuations. These Level 3 valuations are affected by the assumptions made and, accordingly, are not necessarily indicative of amounts that would be realized in a current market exchange. It is also the Corporation's general practice and intent to hold the majority of its financial instruments until maturity and, therefore, the Corporation does not expect to realize the estimated amounts disclosed.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

A summary of carrying amounts and estimated fair values of the Corporation’s financial instruments not recorded at fair value in their entirety on a recurring basis on the Consolidated Statements of Financial Position are disclosed in the table below.

	Level in Fair Value Measurement Hierarchy	June 30, 2018		December 31, 2017
(Dollars in thousands)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investment securities:
Held-to-maturity	Level 2	$602,187	$591,873	$676,593	$662,516
Held-to-maturity	Level 3	500	425	500	390
Net loans(1)	Level 3	14,479,678	14,082,333	14,063,380	14,114,545
Financial liabilities:
Time deposits	Level 2	$3,878,686	$3,844,389	$3,217,207	$3,225,847
Collateralized customer deposits	Level 2	378,938	378,134	415,236	415,236
Short-term borrowings	Level 2	2,095,000	2,094,567	2,000,000	1,999,137
Long-term borrowings	Level 2	330,956	328,495	372,882	367,984

(1)	Included $50.4 million and $70.6 million of impaired loans recorded at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017, respectively.

The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, nonmarketable equity securities, interest receivable, bank owned life insurance, deposits without defined maturities and interest payable.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Note 3: Investment Securities
The following is a summary of the amortized cost and fair value of investment securities carried at fair value and investment securities held-to-maturity at June 30, 2018 and December 31, 2017:

	Investment Securities Carried at Fair Value
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
Debt securities
Government and government-sponsored agencies	$238,370	$64	$3,351	$235,083
State and political subdivisions	455,677	267	10,864	445,080
Residential mortgage-backed securities	184,303	133	4,642	179,794
Collateralized mortgage obligations	1,414,120	104	29,992	1,384,232
Corporate bonds	255,186	265	5,915	249,536
Trust preferred securities	35,021	1,216	52	36,185
Total	$2,582,677	$2,049	$54,816	$2,529,910
December 31, 2017
Debt securities
Government and government-sponsored agencies	$203,099	$765	$948	$202,916
State and political subdivisions	350,088	310	4,428	345,970
Residential mortgage-backed securities	151,752	5	1,626	150,131
Collateralized mortgage obligations	1,042,240	89	8,484	1,033,845
Corporate bonds	193,230	1,156	1,592	192,794
Trust preferred securities	34,848	1,280	62	36,066
Total debt securities available-for-sale	1,975,257	3,605	17,140	1,961,722
Equity securities
Preferred stock	1,389	435	—	1,824
Total equity securities	1,389	435	—	1,824
Total	$1,976,646	$4,040	$17,140	$1,963,546

	Investment Securities Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
State and political subdivisions	$602,187	$2,112	$12,426	$591,873
Trust preferred securities	500	—	75	425
Total	$602,687	$2,112	$12,501	$592,298
December 31, 2017
State and political subdivisions	$676,593	$3,856	$17,933	$662,516
Trust preferred securities	500	—	110	390
Total	$677,093	$3,856	$18,043	$662,906

Investment securities are classified at the time they are acquired as either available-for-sale, held-to-maturity or carried at fair value based upon various factors, including asset/liability management strategies, liquidity and profitability objectives and regulatory requirements. Debt securities classified as available-for-sale and equity securities are recorded at fair value. Investment securities carried at fair value may be sold prior to maturity based upon asset/liability management decisions. Unrealized gains or losses on available-for-sale debt securities are recorded as part of accumulated other comprehensive income in stockholders’ equity. Unrealized gains or losses on equity securities were recorded as part of accumulated other comprehensive income in stockholders' equity through December 31, 2017. Effective January 1, 2018, the amendments within ASU 2016-01, require that equity investments be measured at fair value with changes in fair value recognized in net income. At January 1, 2018, the

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Corporation's equity securities consisted of $1.8 million in preferred stocks. The Corporation recognized a cumulative effect adjustment in the amount of $344 thousand as of January 1, 2018 to reclassify the fair value position into retained earnings. Beginning January 1, 2018, the fair value changes on equity securities are recognized in net income, rather than in accumulated other comprehensive income. The Corporation sold its remaining position in equity securities during the second quarter of 2018. Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums or accretion of discounts.

The majority of the Corporation’s residential mortgage-backed securities and collateralized mortgage obligations are backed by a U.S. government agency (Government National Mortgage Association) or a government sponsored enterprise (Federal Home Loan Mortgage Corporation or Federal National Mortgage Association).
Proceeds from sales of securities and the associated gains and losses recorded in earnings are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds	$4,215	$10,050	$4,215	$10,050
Gross gains	42	77	42	167
Gross losses	(39)	—	(39)	—
The following is a summary of the amortized cost and fair value of investment securities at June 30, 2018, by maturity, for both carried at fair value and held-to-maturity. The maturities of residential mortgage-backed securities and collateralized mortgage obligations are based on scheduled principal payments. The maturities of all other debt securities are based on final contractual maturity.

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Fair Value
Investment Securities Carried at Fair Value:
Due in one year or less	$37,082	$36,851
Due after one year through five years	116,724	114,934
Due after five years through ten years	402,343	391,936
Due after ten years	2,026,509	1,986,189
Total	$2,582,658	$2,529,910
Investment Securities Held-to-Maturity:
Due in one year or less	$57,341	$57,143
Due after one year through five years	222,454	219,379
Due after five years through ten years	140,431	136,972
Due after ten years	182,461	178,804
Total	$602,687	$592,298
Securities with a carrying value of $967.9 million and $937.2 million were pledged at June 30, 2018 and December 31, 2017, respectively, to secure borrowings and deposits.
At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The following schedule summarizes information for debt securities both available-for-sale and held-to-maturity with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position. As of June 30, 2018, the Corporation’s securities portfolio consisted of 2,047 securities, 1,474 of which were in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2018
Government sponsored agencies	$173,618	$2,307	$31,046	$1,044	$204,664	$3,351
State and political subdivisions	532,178	13,619	338,016	9,671	870,194	23,290
Residential mortgage-backed securities	97,148	2,203	51,138	2,439	148,286	4,642
Collateralized mortgage obligations	1,081,106	23,794	180,809	6,198	1,261,915	29,992
Corporate bonds	163,889	4,786	48,160	1,129	212,049	5,915
Trust preferred securities	1,500	—	2,758	127	4,258	127
Total	$2,049,439	$46,709	$651,927	$20,608	$2,701,366	$67,317
December 31, 2017
Government sponsored agencies	$63,818	$510	$24,621	$438	$88,439	$948
State and political subdivisions	437,407	12,268	349,242	10,093	786,649	22,361
Residential mortgage-backed securities	93,508	383	56,576	1,243	150,084	1,626
Collateralized mortgage obligations	713,525	7,235	73,707	1,249	787,232	8,484
Corporate bonds	71,447	1,138	47,878	454	119,325	1,592
Trust preferred securities	—	—	11,164	172	11,164	172
Total	$1,379,705	$21,534	$563,188	$13,649	$1,942,893	$35,183

An assessment is performed quarterly by the Corporation to determine whether unrealized losses in its debt securities portfolio are temporary or other-than-temporary by carefully considering all reasonably available information. The Corporation reviews factors such as financial statements, credit ratings, news releases and other pertinent information of the underlying issuer or company to make its determination. Management did not believe any individual unrealized loss on any debt security, as of June 30, 2018, represented other-than-temporary impairment ("OTTI") as the unrealized losses for these securities resulted primarily from changes in benchmark U.S. Treasury interest rates and not credit issues. Management believed that the unrealized losses on debt securities at June 30, 2018 were temporary in nature and due primarily to changes in interest rates and reduced market liquidity and not as a result of credit-related issues.

At June 30, 2018, the Corporation did not have the intent to sell any of its impaired debt securities and believed that it was more-likely-than-not that the Corporation will not have to sell any such debt securities before a full recovery of amortized cost. Accordingly, at June 30, 2018, the Corporation believed the impairments in its debt securities portfolio were temporary in nature. However, there is no assurance that OTTI may not occur in the future.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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
Real estate construction and land development — Real estate construction loans represent secured loans for the construction of business properties. Real estate construction loans often convert to a commercial real estate loan at the completion of the construction period. Land development loans represent secured development loans made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots/land by the developers within twelve months of the completion date. Land development loans at June 30, 2018 and December 31, 2017 were primarily comprised of loans to develop residential properties.
Residential mortgage — Loans secured by one- to four-family residential properties, generally with fixed interest rates for periods of fifteen years or less. The loan-to-value ratio at the time of origination is generally 80% or less. Residential mortgage loans with a loan-to-value ratio of more than 80% generally require private mortgage insurance.
Consumer installment — Loans to consumers primarily for the purpose of acquiring automobiles, recreational vehicles and watercraft and comprised primarily of indirect loans purchased from dealers. These loans generally consist of relatively small amounts that are spread across many individual borrowers.
Home equity — Loans and lines of credit whereby consumers utilize equity in their personal residence, generally through a second mortgage, as collateral to secure the loan.
Loans held-for-sale, comprised of fixed-rate residential mortgage loans, were $46.8 million at June 30, 2018 and $52.1 million at December 31, 2017. The Corporation sold loans totaling $202.1 million and $392.6 million during the three and six months ended June 30, 2018, respectively and $199.9 million and $391.5 million during the three and six months ended June 30, 2017, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Commercial, commercial real estate, and real estate construction and land development loans are referred to as the Corporation’s commercial loan portfolio, while residential mortgage, consumer installment and home equity loans are referred to as the Corporation’s consumer loan portfolio. A summary of the Corporation's loans follows:

(Dollars in thousands)	Originated	Acquired(1)	Total Loans
June 30, 2018
Commercial loan portfolio:
Commercial	$2,753,604	$822,834	$3,576,438
Commercial real estate:
Owner-occupied	1,252,383	611,180	1,863,563
Non-owner occupied	1,819,535	908,568	2,728,103
Vacant land	46,411	33,195	79,606
Total commercial real estate	3,118,329	1,552,943	4,671,272
Real estate construction and land development	550,447	68,538	618,985
Subtotal	6,422,380	2,444,315	8,866,695
Consumer loan portfolio:
Residential mortgage	2,162,225	1,163,052	3,325,277
Consumer installment	1,501,900	85,427	1,587,327
Home equity	610,028	190,366	800,394
Subtotal	4,274,153	1,438,845	5,712,998
Total loans(2)	$10,696,533	$3,883,160	$14,579,693
December 31, 2017
Commercial loan portfolio:
Commercial	$2,407,606	$978,036	$3,385,642
Commercial real estate:
Owner-occupied	1,185,614	627,948	1,813,562
Non-owner occupied	1,518,787	1,087,974	2,606,761
Vacant land	47,024	33,323	80,347
Total commercial real estate	2,751,425	1,749,245	4,500,670
Real estate construction and land development	498,155	76,060	574,215
Subtotal	5,657,186	2,803,341	8,460,527
Consumer loan portfolio:
Residential mortgage	1,967,857	1,284,630	3,252,487
Consumer installment	1,510,540	102,468	1,613,008
Home equity	611,846	217,399	829,245
Subtotal	4,090,243	1,604,497	5,694,740
Total loans(2)	$9,747,429	$4,407,838	$14,155,267

(1)	Acquired loans are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30)

(2)	Reported net of deferred costs totaling $22.6 million and $26.1 million at June 30, 2018 and December 31, 2017, respectively.

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
June 30, 2018

Activity for the accretable yield, which includes contractually due interest for acquired loans that have been renewed or extended since the date of acquisition and continue to be accounted for in loan pools in accordance with ASC 310-30, follows:

(Dollars in thousands)	Talmer	Lake Michigan	Monarch	North-western	OAK	Total
Three Months Ended June 30, 2018
Balance at beginning of period	$685,830	$90,156	$21,154	$55,400	$16,158	$868,698
Accretion recognized in interest income	(42,136)	(6,302)	(962)	(4,618)	(2,882)	(56,900)
Net reclassification (to) from nonaccretable difference(1)	(27,526)	(3,412)	(61)	(1,051)	1,016	(31,034)
Balance at end of period	$616,168	$80,442	$20,131	$49,731	$14,292	$780,764

Three Months Ended June 30, 2017
Balance at beginning of period	$774,778	$113,211	$26,055	$64,897	$21,467	$1,000,408
Accretion recognized in interest income	(45,091)	(7,583)	(1,159)	(5,467)	(3,314)	(62,614)
Net reclassification (to) from nonaccretable difference(1)	71,682	15,944	(626)	11,782	1,643	100,425
Balance at end of period	$801,369	$121,572	$24,270	$71,212	$19,796	$1,038,219

Six Months Ended June 30, 2018
Balance at beginning of period	$731,353	$95,124	$22,496	$60,814	$17,110	$926,897
Accretion recognized in interest income	(84,776)	(13,060)	(2,118)	(9,522)	(5,985)	(115,461)
Net reclassification (to) from nonaccretable difference(1)	(30,409)	(1,622)	(247)	(1,561)	3,167	(30,672)
Balance at end of period	$616,168	$80,442	$20,131	$49,731	$14,292	$780,764

Six Months Ended June 30, 2017
Balance at beginning of period	$798,210	$121,416	$27,182	$69,847	$23,316	$1,039,971
Accretion recognized in interest income	(89,662)	(14,849)	(2,340)	(9,359)	(6,591)	(122,801)
Net reclassification (to) from nonaccretable difference(1)	92,821	15,005	(572)	10,724	3,071	121,049
Balance at end of period	$801,369	$121,572	$24,270	$71,212	$19,796	$1,038,219

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The following schedule presents the recorded investment of loans in the commercial loan portfolio by credit risk categories at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Originated Portfolio:
Commercial	$2,654,995	$40,619	$57,300	$690	$2,753,604
Commercial real estate:
Owner-occupied	1,186,100	25,247	40,990	46	1,252,383
Non-owner occupied	1,800,859	12,891	5,785	—	1,819,535
Vacant land	40,488	176	5,746	1	46,411
Total commercial real estate	3,027,447	38,314	52,521	47	3,118,329
Real estate construction and land development	516,568	4,173	29,706	—	550,447
Subtotal	6,199,010	83,106	139,527	737	6,422,380
Acquired Portfolio:
Commercial	748,719	43,301	30,814	—	822,834
Commercial real estate:
Owner-occupied	548,079	31,767	31,323	11	611,180
Non-owner occupied	836,864	32,391	39,313	—	908,568
Vacant land	28,046	310	4,839	—	33,195
Total commercial real estate	1,412,989	64,468	75,475	11	1,552,943
Real estate construction and land development	67,211	370	957	—	68,538
Subtotal	2,228,919	108,139	107,246	11	2,444,315
Total	$8,427,929	$191,245	$246,773	$748	$8,866,695
December 31, 2017
Originated Portfolio:
Commercial	$2,316,464	$41,059	$50,083	$—	$2,407,606
Commercial real estate:
Owner-occupied	1,133,609	19,438	32,567	—	1,185,614
Non-owner occupied	1,504,195	4,728	9,864	—	1,518,787
Vacant land	39,775	38	7,211	—	47,024
Total commercial real estate	2,677,579	24,204	49,642	—	2,751,425
Real estate construction and land development	494,528	837	2,790	—	498,155
Subtotal	5,488,571	66,100	102,515	—	5,657,186
Acquired Portfolio:
Commercial	873,861	68,418	35,539	218	978,036
Commercial real estate:
Owner-occupied	580,127	23,998	23,036	787	627,948
Non-owner occupied	995,709	43,645	48,620	—	1,087,974
Vacant land	27,849	327	5,147	—	33,323
Total commercial real estate	1,603,685	67,970	76,803	787	1,749,245
Real estate construction and land development	72,346	2,218	1,496	—	76,060
Subtotal	2,549,892	138,606	113,838	1,005	2,803,341
Total	$8,038,463	$204,706	$216,353	$1,005	$8,460,527

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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
The following schedule presents the recorded investment of loans in the consumer loan portfolio based on loans in a performing status and loans in a nonperforming status at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Residential Mortgage	Consumer Installment	Home Equity	Total Consumer
June 30, 2018
Originated Loans:
Performing	$2,154,251	$1,500,955	$607,056	$4,262,262
Nonperforming	7,974	945	2,972	11,891
Subtotal	2,162,225	1,501,900	610,028	4,274,153
Acquired Loans	1,163,052	85,427	190,366	1,438,845
Total	$3,325,277	$1,587,327	$800,394	$5,712,998
December 31, 2017
Originated Loans:
Performing	$1,959,222	$1,509,698	$607,541	$4,076,461
Nonperforming	8,635	842	4,305	13,782
Subtotal	1,967,857	1,510,540	611,846	4,090,243
Acquired Loans	1,284,630	102,468	217,399	1,604,497
Total	$3,252,487	$1,613,008	$829,245	$5,694,740

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

A summary of nonperforming loans follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonperforming assets
Nonaccrual loans:
Commercial	$20,741	$19,691
Commercial real estate:
Owner-occupied	16,103	19,070
Non-owner occupied	9,168	5,270
Vacant land	3,135	5,205
Total commercial real estate	28,406	29,545
Real estate construction and land development	5,704	77
Residential mortgage	7,974	8,635
Consumer installment	945	842
Home equity	2,972	4,305
Total nonaccrual loans	66,742	63,095
Other real estate owned and repossessed assets	5,828	8,807
Total nonperforming assets	$72,570	$71,902
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30
Commercial	$472	$—
Commercial real estate:
Owner-occupied	461	—
Non-owner occupied	—	13
Vacant land	16	—
Total commercial real estate	477	13
Home equity	713	1,364
Total accruing loans contractually past due 90 days or more as to interest or principal payments, excluding acquired loans accounted for under ASC 310-30	$1,662	$1,377
The Corporation’s nonaccrual loans at June 30, 2018 and December 31, 2017 included $25.3 million and $29.1 million, respectively, of nonaccrual TDRs.
The Corporation had $3.2 million of residential mortgage loans that were in the process of foreclosure at June 30, 2018, compared to $4.2 million at December 31, 2017.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Loan delinquency, excluding acquired loans accounted for under ASC 310-30, was as follows:

(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans	90 days or more past due and still accruing
June 30, 2018
Originated Portfolio:
Commercial	$12,421	$4,294	$11,629	$28,344	$2,725,260	$2,753,604	$472
Commercial real estate:
Owner-occupied	15,233	2,771	9,033	27,037	1,225,346	1,252,383	461
Non-owner occupied	1,551	359	1,160	3,070	1,816,465	1,819,535	—
Vacant land	58	—	225	283	46,128	46,411	16
Total commercial real estate	16,842	3,130	10,418	30,390	3,087,939	3,118,329	477
Real estate construction and land development	—	—	5,565	5,565	544,882	550,447	—
Residential mortgage	440	2,814	2,899	6,153	2,156,072	2,162,225	—
Consumer installment	2,777	385	217	3,379	1,498,521	1,501,900	—
Home equity	3,930	1,028	2,019	6,977	603,051	610,028	713
Total	$36,410	$11,651	$32,747	$80,808	$10,615,725	$10,696,533	$1,662
December 31, 2017
Originated Portfolio:
Commercial	$13,906	$3,766	$9,494	$27,166	$2,380,440	$2,407,606	$—
Commercial real estate:
Owner-occupied	7,644	1,306	5,027	13,977	1,171,637	1,185,614	—
Non-owner occupied	1,653	228	693	2,574	1,516,213	1,518,787	13
Vacant land	83	28	153	264	46,760	47,024	—
Total commercial real estate	9,380	1,562	5,873	16,815	2,734,610	2,751,425	13
Real estate construction and land development	—	—	—	—	498,155	498,155	—
Residential mortgage	2,795	1,415	858	5,068	1,962,789	1,967,857	—
Consumer installment	3,324	442	226	3,992	1,506,548	1,510,540	—
Home equity	2,319	1,301	2,196	5,816	606,030	611,846	1,364
Total	$31,724	$8,486	$18,647	$58,857	$9,688,572	$9,747,429	$1,377

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The following schedules present impaired loans by classes of loans at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
June 30, 2018
Impaired loans with a valuation allowance:
Commercial	$20,683	$23,249	$1,421
Commercial real estate:
Owner-occupied	13,483	16,970	1,352
Non-owner occupied	2,367	3,619	116
Vacant land	1,313	1,513	320
Total commercial real estate	17,163	22,102	1,788
Real estate construction and land development	207	207	12
Residential mortgage	13,026	13,026	1,364
Consumer installment	1,014	1,014	99
Home equity	3,146	3,146	161
Subtotal	55,239	62,744	4,845
Impaired loans with no related valuation allowance:
Commercial	17,831	19,143	—
Commercial real estate:
Owner-occupied	12,786	14,436	—
Non-owner occupied	10,884	11,896	—
Vacant land	2,921	4,007	—
Total commercial real estate	26,591	30,339	—
Real estate construction and land development	5,740	5,807	—
Residential mortgage	6,659	6,659	—
Consumer installment	—	—	—
Home equity	2,066	2,066	—
Subtotal	58,887	64,014	—
Total impaired loans:
Commercial	38,514	42,392	1,421
Commercial real estate:
Owner-occupied	26,269	31,406	1,352
Non-owner occupied	13,251	15,515	116
Vacant land	4,234	5,520	320
Total commercial real estate	43,754	52,441	1,788
Real estate construction and land development	5,947	6,014	12
Residential mortgage	19,685	19,685	1,364
Consumer installment	1,014	1,014	99
Home equity	5,212	5,212	161
Total	$114,126	$126,758	$4,845

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
December 31, 2017
Impaired loans with a valuation allowance:
Commercial	$28,897	$31,655	$2,296
Commercial real estate:
Owner-occupied	17,774	21,588	2,317
Non-owner occupied	5,307	7,870	316
Vacant land	4,922	5,122	594
Total commercial real estate	28,003	34,580	3,227
Real estate construction and land development	313	313	14
Residential mortgage	15,872	15,872	1,487
Consumer installment	966	966	120
Home equity	4,570	4,570	858
Subtotal	78,621	87,956	8,002
Impaired loans with no related valuation allowance:
Commercial	8,504	9,291	—
Commercial real estate:
Owner-occupied	11,351	12,631	—
Non-owner occupied	5,977	6,438	—
Vacant land	752	792	—
Total commercial real estate	18,080	19,861	—
Residential mortgage	4,902	4,902	—
Home equity	1,770	1,770	—
Subtotal	33,256	35,824	—
Total impaired loans:
Commercial	37,401	40,946	2,296
Commercial real estate:
Owner-occupied	29,125	34,219	2,317
Non-owner occupied	11,284	14,308	316
Vacant land	5,674	5,914	594
Total commercial real estate	46,083	54,441	3,227
Real estate construction and land development	313	313	14
Residential mortgage	20,774	20,774	1,487
Consumer installment	966	966	120
Home equity	6,340	6,340	858
Total	$111,877	$123,780	$8,002

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The following schedule presents additional information regarding impaired loans by classes of loans segregated by those requiring a valuation allowance and those not requiring a valuation allowance for the three and six months ended June 30, 2018 and 2017, and the respective interest income amounts recognized:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(Dollars in thousands)	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status	Average recorded investment	Interest income recognized while on impaired status
Impaired loans with a valuation allowance:
Commercial	$18,139	$111	$24,493	$201	$19,271	$276	$25,103	$425
Commercial real estate:
Owner-occupied	12,949	81	14,188	150	13,510	163	14,423	304
Non-owner occupied	2,246	10	2,973	27	3,058	21	3,180	51
Vacant land	1,308	17	1,865	25	2,502	32	1,927	50
Total commercial real estate	16,503	108	19,026	202	19,070	216	19,530	405
Real estate construction and land development	243	2	141	3	234	4	151	5
Residential mortgage	12,762	115	16,243	68	13,183	232	16,821	302
Consumer installment	1,067	2	682	1	986	3	731	2
Home equity	2,812	21	4,024	16	3,253	38	4,047	37
Subtotal	$51,526	$359	$64,609	$491	$55,997	$769	$66,383	$1,176
Impaired loans with no related valuation allowance:
Commercial	$20,078	$147	$11,010	$48	$19,102	$242	$10,153	$78
Commercial real estate:
Owner-occupied	14,565	81	9,712	12	14,967	137	9,789	12
Non-owner occupied	9,539	38	10,387	81	8,349	103	9,760	167
Vacant land	3,440	—	5,084	6	2,604	—	4,780	24
Total commercial real estate	27,544	119	25,183	99	25,920	240	24,329	203
Real estate construction and land development	1,994	2	106	—	1,051	3	93	—
Residential mortgage	7,075	25	4,581	10	6,606	48	4,194	17
Consumer installment	41	—	142	—	91	—	179	—
Home equity	2,487	2	1,162	5	2,266	9	1,021	6
Subtotal	$59,219	$295	$42,184	$162	$55,036	$542	$39,969	$304
Total impaired loans:
Commercial	$38,217	$258	$35,503	$249	$38,373	$518	$35,256	$503
Commercial real estate:
Owner-occupied	27,514	162	23,900	162	28,477	300	24,212	316
Non-owner occupied	11,785	48	13,360	108	11,407	124	12,940	218
Vacant land	4,748	17	6,949	31	5,106	32	6,707	74
Total commercial real estate	44,047	227	44,209	301	44,990	456	43,859	608
Real estate construction and land development	2,237	4	247	3	1,285	7	244	5
Residential mortgage	19,837	140	20,824	78	19,789	280	21,015	319
Consumer installment	1,108	2	824	1	1,077	3	910	2
Home equity	5,299	23	5,186	21	5,519	47	5,068	43
Total	$110,745	$654	$106,793	$653	$111,033	$1,311	$106,352	$1,480

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The difference between an impaired loan’s recorded investment and the unpaid principal balance for originated loans represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that full collection of the loan balance is not likely.

Impaired loans included $48.3 million and $48.8 million at June 30, 2018 and December 31, 2017, respectively, of accruing TDRs.

Loans Modified Under Troubled Debt Restructurings (TDRs)

The following tables present the recorded investment of loans modified into TDRs during the three and six months ended June 30, 2018 and 2017 by type of concession granted. In cases where more than one type of concession was granted, the loans were categorized based on the most significant concession.

	Concession type
(Dollars in thousands)	Principal deferral	Principal reduction	Interest rate	Forbearance agreement	Total number of loans	Pre-modification recorded investment	Post-modification recorded investment
For the three months ended June 30, 2018
Commercial loan portfolio:
Commercial	$740	$—	$218	$—	13	$969	$958
Commercial real estate:
Owner-occupied	370	—	162	31	6	575	563
Total commercial real estate	370	—	162	31	6	575	563
Real estate construction and land development	—	—	—	—	—	—	—
Total Commercial	1,110	—	380	31	19	1,544	1,521
Consumer loan portfolio:
Residential mortgage	131	40	39	—	3	215	210
Consumer installment	15	44	10	—	9	72	69
Home equity	81	—	87	—	4	171	168
Total Consumer	227	84	136	—	16	458	447
Total loans	$1,337	$84	$516	$31	35	$2,002	$1,968
For the six months ended June 30, 2018
Commercial loan portfolio:
Commercial	$1,643	$—	$1,283	$261	31	$3,204	$3,187
Commercial real estate:
Owner-occupied	370	—	888	513	8	1,783	1,771
Non-owner occupied	68	—	—	—	1	74	68
Total commercial real estate	438	—	888	513	9	1,857	1,839
Real estate construction and land development	—	—	—	—	—	—	—
Total Commercial	2,081	—	2,171	774	40	5,061	5,026
Consumer loan portfolio:
Residential mortgage	269	40	39	—	7	357	348
Consumer installment	86	67	38	—	25	200	191
Home equity	266	—	115	—	9	424	381
Total Consumer	621	107	192	—	41	981	920
Total loans	$2,702	$107	$2,363	$774	81	$6,042	$5,946

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

	Concession type
(Dollars in thousands)	Principal deferral	Interest rate	Forbearance agreement	Total number of loans	Pre-modification recorded investment	Post-modification recorded investment
For the three months ended June 30, 2017
Commercial loan portfolio:
Commercial	$285	$266	$—	7	$564	$551
Commercial real estate:
Owner-occupied	—	65	122	3	194	187
Total commercial real estate	—	65	122	3	194	187
Total Commercial	285	331	122	10	758	738
Consumer loan portfolio:
Residential mortgage	37	261	—	5	316	298
Consumer installment	22	—	—	4	24	22
Home equity	153	—	—	4	160	153
Total Consumer	212	261	—	13	500	473
Total loans	$497	$592	$122	23	$1,258	$1,211
For the six months ended June 30, 2017
Commercial loan portfolio:
Commercial	$335	$1,367	$579	12	$2,303	$2,281
Commercial real estate:
Owner-occupied	447	140	122	6	716	709
Total commercial real estate	447	140	122	6	716	709
Total Commercial	782	1,507	701	18	3,019	2,990
Consumer loan portfolio:
Residential mortgage	135	261	—	6	414	396
Consumer installment	32	—	—	6	35	32
Home equity	264	—	—	5	325	264
Total Consumer	431	261	—	17	774	692
Total loans	$1,213	$1,768	$701	35	$3,793	$3,682
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
The following schedule presents the Corporation's TDRs at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Accruing TDRs	Nonaccrual TDRs	Total
June 30, 2018
Commercial loan portfolio	$34,161	$21,539	$55,700
Consumer loan portfolio	14,105	3,791	17,896
Total	$48,266	$25,330	$73,596
December 31, 2017
Commercial loan portfolio	$34,484	$24,358	$58,842
Consumer loan portfolio	14,298	4,748	19,046
Total	$48,782	$29,106	$77,888

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The following schedule includes TDRs for which there was a payment default during the three and six months ended June 30, 2018 and 2017, whereby the borrower was past due with respect to principal and/or interest for 90 days or more, and the loan became a TDR during the twelve-month period prior to the default:

	For The Three Months Ended June 30, 2018		For The Six Months Ended June 30, 2018
(Dollars in thousands)	Number of loans	Principal balance	Number of loans	Principal balance
Commercial loan portfolio (commercial)	2	$67	3	$149
Consumer loan portfolio (residential mortgage)	7	42	8	45
Total	9	$109	11	$194

	For The Three Months Ended June 30, 2017		For The Six Months Ended June 30, 2017
(Dollars in thousands)	Number of loans	Principal balance	Number of loans	Principal balance
Commercial loan portfolio (commercial)	2	$997	5	$1,617
Consumer loan portfolio (residential mortgage)	3	58	5	163
Total	5	$1,055	10	$1,780

Commitments to lend additional funds to borrowers whose terms have been modified in TDRs totaled $2.5 million and $2.0 million at June 30, 2018 and December 31, 2017, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Allowance for Loan Losses

The following schedule presents, by loan portfolio segment, the changes in the allowance for the originated loan portfolio for the three and six months ended June 30, 2018 and 2017.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Originated Loan Portfolio
Changes in allowance for loan losses for the three months ended June 30, 2018:
Beginning balance	$67,744	$27,018	$94,762
Provision for loan losses	7,923	1,649	9,572
Charge-offs	(3,890)	(1,836)	(5,726)
Recoveries	888	519	1,407
Ending balance	$72,665	$27,350	$100,015
Changes in allowance for loan losses for the six months ended June 30, 2018:
Beginning balance	$66,133	$25,754	$91,887
Provision for loan losses	11,323	4,505	15,828
Charge-offs	(6,484)	(4,066)	(10,550)
Recoveries	1,693	1,157	2,850
Ending balance	$72,665	$27,350	$100,015
Changes in allowance for loan losses for the three months ended June 30, 2017:
Beginning balance	$54,315	$24,459	$78,774
Provision for loan losses	4,084	2,145	6,229
Charge-offs	(726)	(1,578)	(2,304)
Recoveries	282	816	1,098
Ending balance	$57,955	$25,842	$83,797
Changes in allowance for loan losses for the six months ended June 30, 2017:
Beginning balance	$51,201	$27,067	$78,268
Provision for loan losses	8,476	1,803	10,279
Charge-offs	(3,417)	(4,461)	(7,878)
Recoveries	1,695	1,433	3,128
Ending balance	$57,955	$25,842	$83,797

The following schedule presents by loan portfolio segment, details regarding the balance in the allowance and the recorded investment in loans at June 30, 2018 and December 31, 2017 by impairment evaluation method.

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Allowance for loan losses balance at June 30, 2018 attributable to:
Loans individually evaluated for impairment	$3,221	$1,624	$4,845
Loans collectively evaluated for impairment	69,444	25,726	95,170
Loans acquired with deteriorated credit quality	—	—	—
Total	$72,665	$27,350	$100,015
Recorded investment (loan balance) at June 30, 2018:
Loans individually evaluated for impairment	$88,215	$25,911	$114,126
Loans collectively evaluated for impairment	6,334,165	4,248,242	10,582,407
Loans acquired with deteriorated credit quality	2,444,315	1,438,845	3,883,160
Total	$8,866,695	$5,712,998	$14,579,693

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

(Dollars in thousands)	Commercial Loan Portfolio	Consumer Loan Portfolio	Total
Allowance for loan losses balance at December 31, 2017 attributable to:
Loans individually evaluated for impairment	$5,537	$2,465	$8,002
Loans collectively evaluated for impairment	60,596	23,289	83,885
Loans acquired with deteriorated credit quality	—	—	—
Total	$66,133	$25,754	$91,887
Recorded investment (loan balance) at December 31, 2017:
Loans individually evaluated for impairment	$83,797	$28,080	$111,877
Loans collectively evaluated for impairment	5,573,389	4,062,163	9,635,552
Loans acquired with deteriorated credit quality	2,803,341	1,604,497	4,407,838
Total	$8,460,527	$5,694,740	$14,155,267

Note 5: Other Real Estate Owned and Repossessed Assets

Changes in other real estate owned and repossessed assets, included in interest receivable and other assets on the Consolidated Statements of Financial Position, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
Balance at January 1, 2018	$8,182	$625
Transfers based on adoption of ASU 2014-09(1)	(189)	—
Additions (2)	2,448	2,645
Net payments received	(139)	—
Disposals	(4,642)	(2,319)
Write-downs	(783)	—
Balance at June 30, 2018	$4,877	$951

Balance at January 1, 2017	$16,812	$375
Additions (2)	3,776	2,556
Net payments received	(202)	—
Disposals	(5,976)	(1,986)
Write-downs	(773)	—
Balance at June 30, 2017	$13,637	$945

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

At June 30, 2018, the Corporation had $0.6 million of other real estate owned and repossessed assets as a result of obtaining physical possession in accordance with ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In addition, there were $3.2 million of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as of June 30, 2018.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Income and expenses related to other real estate owned and repossessed assets, recorded as a component of "Other" operating expenses in the Consolidated Statements of Income, were as follows:

(Dollars in thousands)	Other real estate owned	Repossessed assets
For the three months ended June 30, 2018
Net gain (loss) on sale	$23	$(60)
Write-downs	(132)	—
Net operating expenses	(318)	(2)
Total	$(427)	$(62)
For the six months ended June 30, 2018
Net gain (loss) on sale	$779	$(94)
Write-downs	(783)	—
Net operating expenses	(715)	(3)
Total	$(719)	$(97)
For the three months ended June 30, 2017
Net gain (loss) on sale	$768	$(93)
Write-downs	(504)	—
Net operating expenses	(710)	(3)
Total	$(446)	$(96)
For the six months ended June 30, 2017
Net gain (loss) on sale	$1,815	$(171)
Write-downs	(773)	—
Net operating expenses	(1,218)	(6)
Total	$(176)	$(177)

Note 6: Goodwill
Goodwill was $1.13 billion at both June 30, 2018 and December 31, 2017. Goodwill recorded is primarily attributable to the synergies and economies of scale expected from combining the operations of the Corporation and acquired and merged organizations.
Goodwill is not amortized but is evaluated at least annually for impairment. The Corporation’s most recent annual goodwill impairment review performed as of October 31, 2017 did not indicate that an impairment of goodwill existed. The Corporation also determined that no triggering events have occurred that indicated impairment from the most recent valuation date through June 30, 2018 and that the Corporation's goodwill was not impaired at June 30, 2018.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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

(Dollars in thousands)	Commercial Real Estate	Mortgage	Total
For the three months ended June 30, 2018
Fair value, beginning of period	$441	$68,396	$68,837
Additions from loans sold with servicing retained	45	2,239	2,284
Changes in fair value due to:
Reductions from pay-offs, pay downs and run-off	(29)	(698)	(727)
Changes in estimates of fair value (1)	—	(30)	(30)
Fair value, end of period	$457	$69,907	$70,364
For the six months ended June 30, 2018	344	47741	48085
Fair value, beginning of period	$427	$63,414	$63,841
Additions from loans sold with servicing retained	88	4,163	4,251
Changes in fair value due to:	0	0
Reductions from pay-offs, pay downs and run-off	(58)	(1,392)	(1,450)
Changes in estimates of fair value (1)	—	3,722	3,722
Fair value, end of period	$457	$69,907	$70,364
Principal balance of loans serviced	$42,490	$6,946,356	$6,988,846
For the three months ended June 30, 2017	0	0	0
Fair value, beginning of period	$320	$64,284	$64,604
Additions from loans sold with servicing retained	188	2,196	2,384
Changes in fair value due to:			0
Reductions from pay-offs, pay downs and run-off	(22)	(642)	(664)
Changes in estimates of fair value(1)	—	(1,802)	(1,802)
Fair value, end of period	$486	$64,036	$64,522
For the six months ended June 30, 2017	0	0	0
Fair value, beginning of period	$344	$47,741	$48,085
Transfers in based on new accounting policy election(2)	—	15,891	15,891
Additions from loans sold with servicing retained	188	3,949	4,137
Changes in fair value due to:
Reductions from pay-offs, pay downs and run-off	(46)	(1,224)	(1,270)
Change in estimates of fair value(1)	—	(2,321)	(2,321)
Fair value, end of period	$486	$64,036	$64,522
Principal balance of loans serviced	$47,349	$7,167,904	$7,215,253

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Expected and actual loan prepayment speeds are the most significant factors driving the fair value of loan servicing rights. The following table presents assumptions utilized in determining the fair value of loan servicing rights as of June 30, 2018 and December 31, 2017.

Mortgage
As of June 30, 2018
Prepayment speed	0.0- 34.5%
Weighted average ("WA") discount rate	10.1%
WA cost to service/per year	$66
WA ancillary income/per year	$31
WA float range	2.1%
As of December 31, 2017
Prepayment speed	0.0 - 38.8%
WA discount rate	10.1%
WA cost to service/per year	$66
WA ancillary income/per year	$31
WA float range	1.6%

The Corporation realized total loan servicing fee income, included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income, of $4.4 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively and $9.0 million and $9.1 million for the six months ended June 30, 2018 and 2017, respectively.

Note 8: Other Intangible Assets

The following table shows the net carrying value of the Corporation’s other intangible assets.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Core deposit intangible assets	$31,407	$34,259
Non-compete intangible assets	—	12
Total other intangible assets	$31,407	$34,271

Core Deposit Intangible Assets

The Corporation recorded core deposit intangible assets associated with each of its acquisitions. Core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average useful life of 7.0 years as of June 30, 2018.

The following table sets forth the carrying amount and accumulated amortization of core deposit intangible assets that are amortizable and arose from business combinations or other acquisitions:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Gross original amount	$56,456	$59,143
Accumulated amortization	25,049	24,884
Net carrying amount	$31,407	$34,259

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Amortization expense recognized on core deposit intangible assets was $1.4 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively.

The estimated future amortization expense on core deposit intangible assets for periods ending after June 30, 2018 is as follows: 2018 — $2.9 million; 2019 — $5.4 million; 2020 — $4.9 million; 2021 — $4.5 million; 2022 — $4.2 million; 2023 and thereafter — $9.5 million.

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

The Corporation enters into interest rate derivatives to provide a service to certain qualifying customers to help facilitate their respective risk management strategies. These customer-initiated derivatives are not used for interest rate risk management purposes and primarily consist of interest rate swaps and interest rate caps and floors. The Corporation generally takes offsetting positions with dealer counterparts to mitigate the inherent risk. Income primarily results from the spread between the customer derivative and the offsetting dealer positions. Gains and losses on customer-related derivatives are included in other noninterest income.

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
June 30, 2018

The following table presents the notional amount and fair value of the Corporation’s derivative instruments held or issued in connection with customer-initiated and mortgage banking activities.

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
(Dollars in thousands)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)	Notional Amount (1)	Gross Derivative Assets (2)	Gross Derivative Liabilities (2)
Risk management purposes:
Derivatives designated as hedging instruments:
Interest rate swaps	$820,000	$17,618	$—	$620,000	$5,899	$—
Total risk management purposes	820,000	17,618	—	620,000	5,899	—
Customer-initiated and mortgage banking derivatives:
Customer-initiated derivatives	1,805,438	18,275	18,672	1,365,119	9,376	10,139
Forward contracts related to mortgage loans to be delivered for sale	150,508	—	425	115,996	—	34
Interest rate lock commitments	122,868	1,985	—	71,003	1,222	—
Power Equity CD	38,240	1,310	1,310	38,807	2,184	2,184
Total customer-initiated and mortgage banking derivatives	2,117,054	21,570	20,407	1,590,925	12,782	12,357
Total gross derivatives	$2,937,054	$39,188	$20,407	$2,210,925	$18,681	$12,357

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement.  These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Position.

(2)
Derivative assets are included within "Interest receivable and other assets" and derivative liabilities are included within "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. Included in the fair value of the derivative assets are credit valuation adjustments for counterparty credit risk totaling $383 thousand at June 30, 2018 and $809 thousand at December 31, 2017.

In the normal course of business, the Corporation may decide to settle a forward contract rather than fulfill the contract.  Cash received or paid in this settlement manner is included in "Net gain on sale of loans and other mortgage banking revenue" in the Consolidated Statements of Income and is considered a cost of executing a forward contract.

The following table presents the net gains (losses) related to derivative instruments reflecting the changes in fair value.

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Location of Gain (Loss)	2018	2017	2018	2017
Forward contracts related to mortgage loans to be delivered for sale	Net gain (loss) on sale of loans and other mortgage banking revenue	$(21)	$959	$(391)	$(18)
Interest rate lock commitments	Net gain (loss) on sale of loans and other mortgage banking revenue	211	(181)	763	1,041
Customer-initiated derivatives	Other noninterest income	39	(551)	366	(781)
Total gain (loss) recognized in income		$229	$227	$738	$242

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017.

(Dollars in thousands)	Amount of gain (loss) recognized in other comprehensive income	Amount of gain (loss) reclassified from other comprehensive income to interest income or expense
Three Months Ended June 30, 2018
Interest rate swaps designated as cash flow hedges	$4,102	$589
Three Months Ended June 30, 2017
Interest rate swaps designated as cash flow hedges	(57)	(409)
Six Months Ended June 30, 2018
Interest rate swaps designated as cash flow hedges	$12,065	$347
Six months ended June 30, 2017
Interest rate swaps designated as cash flow hedges	(57)	(409)

At June 30, 2018, the Corporation expected $4.1 million of unrealized losses to be reclassified as an increase to interest expense during the following twelve months.

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

				Gross amounts not offset in the statements of financial position
(Dollars in thousands)	Gross amounts recognized	Gross amounts offset in the statements of financial condition	Net amounts presented in the statements of financial position	Financial instruments	Collateral (received)/posted	Net Amount
June 30, 2018
Offsetting derivative assets
Derivative assets (1)	$35,871	$—	$35,871	$—	$(22,038)	$13,833
Offsetting derivative liabilities
Derivative liabilities (1)	18,636	—	18,636	—	130	18,506
December 31, 2017
Offsetting derivative assets
Derivative assets (1)	$15,228	$—	$15,228	$—	$—	$15,228
Offsetting derivative liabilities
Derivative liabilities	10,139	—	10,139	—	1,081	9,058

(1)	Amount does not include participated, forward contracts, interest rate lock commitments and power equity CDs as these instruments are not subject to master netting or similar arrangements.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $1.1 million and $0.8 million during the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $1.5 million during the six months ended June 30, 2018 and 2017, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $53.3 million at June 30, 2018 and $51.4 million at December 31, 2017.
Under the equity method, the Corporation's share of the earnings or losses is included in "Other operating expenses" on the Consolidated Statements of Income. The Corporation's remaining investment in new market projects accounted for under the equity method totaled $13.9 million and $17.3 million at June 30, 2018 and December 31, 2017, respectively.
The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic tax projects and new market projects is recorded in "Interest payable and other liabilities" on the Consolidated Statements of Financial Position. The Corporation's remaining unfunded equity contributions totaled $44.2 million and $48.1 million at June 30, 2018 and December 31, 2017, respectively.
Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value. During the three months ended June 30, 2018 a federal housing tax credit was placed into service resulting in an income tax benefit of $1.9 million, partially offset by impairment expense of $1.7 million, representing $1.4 million net of tax, recorded in "other noninterest expense." During the six months ended June 30, 2018 federal housing tax credits were placed into service resulting in an income tax benefit of $3.4 million, offset by impairment expense of $3.4 million, representing $2.6 million net of tax, recorded in "other noninterest expense." There were no impairment losses recognized during the three and six months ended June 30, 2017.
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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

At June 30, 2018 and December 31, 2017, the Corporation had $126.1 million and $187.6 million, respectively, of outstanding financial and performance standby letters of credit. The majority of these standby letters of credit are collateralized. The Corporation determined that there were no potential losses from standby letters of credit at June 30, 2018 and December 31, 2017.
Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may not require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. The collateral held varies, but may include securities, real estate, accounts receivable, inventory, plant or equipment. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are included in commitments to extend credit. These lines of credit are generally not collateralized, usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Corporation is committed. At June 30, 2018 and December 31, 2017, the Corporation had $3.06 billion and $3.03 billion, respectively, of commitments to extend credit. The Corporation had undisbursed loan commitments of $590.2 million and $571.0 million at June 30, 2018 and December 31, 2017, respectively. Undisbursed loan commitments are not included in loans on the Consolidated Statements of Financial Position. The majority of undisbursed loan commitments will be funded and convert to a portfolio loan within a one year period.
The allowance for credit losses on lending-related commitments included $1.6 million and $1.2 million at June 30, 2018 and December 31, 2017, respectively, for probable credit losses inherent in the Corporation's unused commitments and was recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Contingencies and Guarantees
The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by merged or acquired entities, for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $13.2 million and $13.3 million at June 30, 2018 and December 31, 2017, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $12.8 million at both June 30, 2018 and December 31, 2017. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At both June 30, 2018 and December 31, 2017, the Corporation had recorded a liability of $0.2 million, in connection with the recourse agreements, recorded in "Interest payable and other liabilities" in the Consolidated Statements of Financial Position.
Representations and Warranties
In connection with the Corporation's mortgage banking loan sales, and the historical sales of merged or acquired entities, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. At June 30, 2018 and December 31, 2017, the liability recorded in connection with these representations and warranties totaled $4.9 million and $5.3 million, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

A summary of the reserve for representations and warranties of the Corporation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Reserve balance at beginning of period	$5,105	$5,689	$5,349	$6,459
Reserve reduction	(243)	(220)	(487)	(990)
Charge-offs	(2)	—	(2)	—
Ending reserve balance	$4,860	$5,469	$4,860	$5,469

(Dollars in thousands)	June 30, 2018	December 31, 2017
Reserve balance
Liability for specific claims	$413	$531
General allowance	4,447	4,818
Total reserve balance	$4,860	$5,349

Note 12: Borrowings and Other Short-Term Liabilities
A summary of the Corporation's short- and long-term borrowings, and other short-term liabilities follows:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Short-term borrowings:
FHLB advances: 1.96% - 2.09% fixed-rate notes	$2,075,000	2.02%	$2,000,000	1.39%
Line-of-credit: floating-rate based on one-month LIBOR plus 1.75%	20,000	3.73%	—	—%
Total short-term borrowings	$2,095,000	2.04%	$2,000,000	1.39%
Long-term borrowings:
FHLB advances: 1.00% - 2.60% fixed-rate notes due 2018 to 2020(2)	315,149	1.28	337,204	1.26
Line-of-credit: floating-rate based on one-month LIBOR plus 1.75%	—	—	19,963	3.10
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 1.45% - 2.85% due 2034 to 2035(3)	11,498	4.56	11,425	3.69
Subordinated debt obligations: floating-rate based on three-month LIBOR plus 3.25% due in 2032(4)	4,309	5.56	4,290	4.59
Total long-term borrowings	330,956	1.45	372,882	1.47
Total borrowings	$2,425,956	1.96%	$2,372,882	1.40%
Other short-term liabilities:
Collateralized customer deposits	$378,938	0.61%	$415,236	0.44%

(1)	Weighted average rate presented is the contractual rate which excludes premiums and discounts related to purchase accounting.

(2)
The June 30, 2018 balances include advances payable of $315.0 million and purchase accounting premiums of $0.1 million. The December 31, 2017 balance includes advances payable of $337.0 million and purchase accounting premiums of $0.2 million.

(3)
The June 30, 2018 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.5 million. The December 31, 2017 balance includes advances payable of $15.0 million and purchase accounting discounts of $3.6 million.

(4)
The June 30, 2018 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million. The December 31, 2017 balance includes advances payable of $5.0 million and purchase accounting discounts of $0.7 million.

Chemical Bank is a member of the FHLB, which provides short- and long-term funding collateralized by mortgage related assets to its members. Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances. The

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Corporation's FHLB advances, including both short-term and long-term, require monthly interest payments and are collateralized by commercial and residential mortgage loans totaling $7.50 billion as of June 30, 2018. The Corporation's additional borrowing availability through the FHLB, subject to the FHLB's credit requirements and policies and based on the amount of FHLB stock owned by the Corporation, was $252.3 million at June 30, 2018. Effective January 1, 2018, the Corporation adopted ASU 2016-01. As a result, the Corporation will continue to report FHLB and Federal Reserve Bank ("FRB") stock at cost.

The line-of-credit agreement contains certain restrictive covenants. The Corporation was in compliance with all of the covenants at June 30, 2018.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The following table presents total noninterest income segregated between contracts with customers within the scope of ASC 606 and those within the scope of other GAAP Topics. The following additionally presents revenues from customers and non-customers that are included within noninterest income and expense.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2018
Noninterest income
Service charges and fees on deposit accounts	$4,462	$8,925
Wealth management revenue	1,268	2,052
Other charges and fees for customer services	1,389	3,787
Noninterest income from contracts with customers within the scope of ASC 606	7,119	14,764
Noninterest income within the scope of other GAAP topics	30,899	63,808
Total noninterest income	$38,018	$78,572
Noninterest expense
Other	$38	$(684)

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Corporation's noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is most often received immediately or shortly after the Corporation satisfies its performance obligation and revenue is recognized. The Corporation does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Corporation did not have a material amount of contract balances.

Note 14: Share-Based Compensation

The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation. The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. During the three months ended June 30, 2018 and 2017, share-based compensation expense related to share-based awards totaled $2.4 million and $3.2 million, respectively. During the six months ended June 30, 2018 and 2017, share-based compensation expense related to share-based awards totaled $4.1 million and $7.0 million, respectively. The excess tax benefit realized from share-based compensation transactions during the three months ended June 30, 2018 and 2017 was $0.4 million and $0.2 million, respectively and during the six months ended June 30, 2018 and 2017 was $1.8 million and $6.4 million, respectively.

During the six months ended June 30, 2018, the Corporation granted 295,995 restricted stock units to certain officers of the Corporation.

On April 26, 2017, the shareholders of the Corporation approved the Stock Incentive Plan of 2017, which provides for 1,750,000 shares of the Corporation's common stock to be made available for future equity-based awards and canceled the amount of shares available for future grant under prior share-based compensation plans. At June 30, 2018, there were 1,326,333 shares of common stock available for future grants under the Stock Incentive Plan of 2017.

Stock Options

The Corporation issues stock options to certain officers from time to time. The exercise price on stock options equals the current market price of the Corporation's common stock on the date of grant and stock options expire ten years from the date of grant. Stock options granted after 2012 vest ratably over a five-year period. Stock options granted prior to 2013 generally vest ratably over a three-year period. Stock options granted prior to August 31, 2016 fully vested upon the merger with Talmer. Stock options assumed by the Corporation in the merger with Talmer on August 31, 2016 were fully vested prior to assumption.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

A summary of activity for the Corporation’s stock options as of and for the six months ended June 30, 2018 is presented below:

	Non-Vested Stock Options Outstanding			Stock Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2017	330,870	$37.97	$7.09	1,110,918	$29.56
Exercised	—	—	—	(279,808)	23.64
Vested	(77,388)	37.01	6.93	—	—
Forfeited/expired	(13,190)	38.12	7.14	(13,190)	38.12
Outstanding at June 30, 2018	240,292	$38.27	$7.14	817,920	$31.45
Exercisable/vested at June 30, 2018				577,628	$28.61

The weighted-average remaining contractual terms were 6.3 years for all outstanding stock options and 5.6 years for exercisable stock options at June 30, 2018. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $19.8 million and $15.6 million, respectively, at June 30, 2018. The aggregate intrinsic values of outstanding and exercisable options at June 30, 2018 were calculated based on the closing market price of the Corporation’s common stock on June 30, 2018 of $55.67 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, are not included in the aggregate intrinsic value reported. The total intrinsic value of stock options as of June 30, 2017 was $24.6 million.

Total cash received from options exercises during the six months ended June 30, 2018 and 2017 was $2.2 million and $1.0 million, respectively, resulting in the issuance of 162,065 shares and 511,144 shares, respectively.

At June 30, 2018, unrecognized compensation expense related to stock options totaled $1.6 million and is expected to be recognized over a remaining weighted average period of 3.0 years.

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

A summary of the activity for RSUs as of and for the six months ended June 30, 2018 is presented below:

	Number of Units	Weighted-average grant date fair value per unit
Outstanding at December 31, 2017	380,940	$41.29
Granted	295,995	54.43
Converted into shares of common stock	(63,154)	28.20
Forfeited/expired	(10,520)	48.09
Outstanding at June 30, 2018	603,261	$48.99

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

At June 30, 2018, unrecognized compensation expense related to RSUs totaled $20.3 million and is expected to be recognized over a remaining weighted average period of 3.4 years.

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

The following table provides information regarding nonvested restricted stock awards:

Nonvested restricted stock awards	Number of Awards	Weighted-average acquisition-date fair value
Nonvested at January 1, 2018	83,228	$46.23
Vested	(41,784)	46.23
Forfeited	(253)	46.23
Nonvested at June 30, 2018	41,191	$46.23

At June 30, 2018, unrecognized compensation expense related to nonvested restricted stock awards totaled $1.3 million and is expected to be recognized over a remaining weighted average period of 0.6 years.
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

Pension Plan benefits are the present value of estimated future periodic payments that are attributable to services rendered by the employees to the valuation date. Benefits include the benefits expected to be paid to (a) retired or terminated employees or their beneficiaries and (b) present employees or their beneficiaries. A discount rate of 3.68% was utilized for the projected benefit obligation as of June 30, 2018. The Pension Plan is fully funded as of June 30, 2018.

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

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

calculated under the provisions of the Pension Plan, as if the limits imposed by the Internal Revenue Code did not apply. The SERP is an unfunded plan and, therefore, has no assets.

Effective September 30, 2017, the Pension and Compensation Committee approved a curtailment to the SERP due to the retirement of the final remaining participant in the SERP. As of June 30, 2018, a $0.4 million liability was included in other liabilities and recorded in the Consolidated Statements of Financial Position related to the SERP.

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

The components of net periodic benefit cost for the Corporation’s qualified and nonqualified pension plans and nonqualified postretirement benefit plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Defined Benefit Pension Plans
Service cost(1)	$—	$234	$—	$467
Interest cost	1,092	1,301	2,184	2,603
Expected return on plan assets	(2,220)	(2,217)	(4,439)	(4,434)
Amortization of unrecognized net loss	178	579	355	1,157
Net periodic benefit cost (income)(2)	$(950)	$(103)	$(1,900)	$(207)
Postretirement Benefit Plan
Service cost(1)	$1	$1	$1	$2
Interest cost	20	23	41	47
Amortization of unrecognized net gain	(36)	(40)	(71)	(81)
Net periodic benefit cost (income)(2)	$(15)	$(16)	$(29)	$(32)

(1)	Service cost is included in "Salaries, wages and employee benefits expense" on the Consolidated Statements of Income.

(2)	Net periodic benefit cost (income), excluding service cost is included "Other" operating expenses on the Consolidated Statements of Income.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

401(k) Savings Plan

The Corporation's 401(k) Savings Plan is available to all employees and provides employees with tax deferred salary deductions and alternative investment options. Effective January 1, 2018, the Corporation provides a safe harbor matching contribution of the participants elective deferrals up to a maximum of 6.0% of eligible compensation up to the maximum amount allowed under the Internal Revenue Code. Prior to the January 1, 2018, the Corporation provided an employer match, in addition to a 4.0% contribution for all employees, with the exception of employees participating in the Pension Plan discussed above, during the time period they were eligible to earn service credits. The Corporation previously matched 50.0% of the participants elective deferrals on the first 4.0% of the participants' base compensation up to the maximum amount allowed under the Internal Revenue Code. The Corporation's match under the 401(k) Savings Plan was $2.0 million and $4.8 million for the three and six months ended June 30, 2018, respectively, compared to $2.4 million and $5.0 million for the three and six months ended June 30, 2017, respectively.

The 401(k) Savings Plan provides employees with the option to invest in the Corporation's common stock.

Note 16: Regulatory Capital

Federal and state banking regulations place certain restrictions on the transfer of assets, in the form of dividends, loans, or advances, from Chemical Bank to the Corporation. As of June 30, 2018, substantially all of the assets of Chemical Bank were restricted from transfer to the Corporation in the form of loans or advances. Dividends from Chemical Bank are the principal source of funds for the Corporation. In addition to the statutory limits, the Corporation considers the overall financial and capital position of Chemical Bank prior to making any cash dividend decisions.

The Corporation and Chemical Bank are subject to various regulatory capital requirements administered by federal banking agencies. Under these capital requirements, Chemical Bank must meet specific capital guidelines that involve quantitative measures of assets and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, capital amounts and classifications are subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements. Management believes as of June 30, 2018, the Corporation and Chemical Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments. Risk-weighted assets for the Corporation and Chemical Bank totaled $15.16 billion and $15.13 billion at June 30, 2018, respectively, compared to $14.74 billion and $14.70 billion at December 31, 2017, respectively.

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

At June 30, 2018 and December 31, 2017, Chemical Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since those calculations that management believes have changed the institutions' category.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The summary below compares the actual capital amounts and ratios with the quantitative measures established by regulation to ensure capital adequacy:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Capital Adequacy Purposes Plus Capital Conservation Buffer		Required to be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2018
Total Capital to Risk-Weighted Assets
Corporation	$1,732,830	11.4%	$1,212,912	8.0%	$1,497,188	9.9%	N/A	N/A
Chemical Bank	1,725,300	11.4	1,210,346	8.0	1,494,021	9.9	$1,512,932	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,609,206	10.6	909,684	6.0	1,193,960	7.9	N/A	N/A
Chemical Bank	1,617,483	10.7	907,759	6.0	1,191,434	7.9	1,210,346	8.0
Common Equity Tier 1 Capital to Risk-Weighted Assets
Corporation	1,609,206	10.6	682,263	4.5	966,539	6.4	N/A	N/A
Chemical Bank	1,617,483	10.7	680,819	4.5	964,494	6.4	983,406	6.5
Leverage Ratio
Corporation	1,609,206	8.6	747,999	4.0	747,999	4.0	N/A	N/A
Chemical Bank	1,617,483	8.7	747,112	4.0	747,112	4.0	933,891	5.0
December 31, 2017
Total Capital to Risk-Weighted Assets
Corporation	$1,614,046	11.0%	$1,179,076	8.0%	$1,363,307	9.3%	N/A	N/A
Chemical Bank	1,613,087	11.0	1,176,361	8.0	1,360,167	9.3	$1,470,451	10.0%
Tier 1 Capital to Risk-Weighted Assets
Corporation	1,498,463	10.2	884,307	6.0	1,068,538	7.3	N/A	N/A
Chemical Bank	1,513,219	10.3	882,271	6.0	1,066,077	7.3	1,176,361	8.0
Common Equity Tier 1 Capital to Risk-Weighted Asset
Corporation	1,498,463	10.2	663,230	4.5	847,461	5.8	N/A	N/A
Chemical Bank	1,513,219	10.3	661,703	4.5	854,509	5.8	955,793	6.5
Leverage Ratio
Corporation	1,498,463	8.3	720,890	4.0	720,890	4.0	N/A	N/A
Chemical Bank	1,513,219	8.4	720,043	4.0	720,043	4.0	900,053	5.0

On July 24, 2018, the Corporation declared a cash dividend on its common stock of $0.34 per share. The dividend will be paid on September 21, 2018 to shareholders of record as of September 7, 2018.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

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

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$68,988	$52,014	$140,584	$99,618
Net income allocated to participating securities	40	219	105	446
Net income allocated to common shareholders (1)	$68,948	$51,795	$140,479	$99,172
Weighted average common shares - issued	71,371	71,122	71,334	71,046
Average unvested restricted share awards	(42)	(303)	(54)	(321)
Weighted average common shares outstanding - basic	71,329	70,819	71,280	70,725
Effect of dilutive securities
Weighted average common stock equivalents	697	624	686	704
Weighted average common shares outstanding - diluted	72,026	71,443	71,966	71,429
EPS available to common shareholders
Basic earnings per common share	$0.97	$0.73	$1.97	$1.41
Diluted earnings per common share	$0.96	$0.73	$1.95	$1.39

(1)
Net income allocated to common shareholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common share equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common shareholders and participating securities for the purposes of calculating diluted earnings per share.

For effect of dilutive securities, the average stock valuation is $56.46 per share and $47.78 per share for the three months ended June 30, 2018 and 2017, respectively and $56.35 and $49.78 for the six months ended June 30, 2018 and 2017, respectively.
The average number of exercisable employee stock options outstanding that were "out-of-the-money," whereby the option exercise price per share exceeded the market price per share and, therefore, were not included in the computation of diluted earnings per common share because they would have been anti-dilutive totaled 59,303 and 65,114 for the three and six months ended June 30, 2018, respectively, and 125,782 and 90,537 for the three and six months ended June 30, 2017, respectively.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

Note 18: Accumulated Other Comprehensive Loss
The following table summarizes the changes within each component of accumulated other comprehensive income (loss), net of related tax benefit/expense for the three and six months ended June 30, 2018, and 2017:

(Dollars in thousands)	Unrealized gains (losses) on securities available-for-sale, net of tax	Defined Benefit Pension Plans	Unrealized gains (losses) on cash flow hedges, net of tax	Total
For the three months ended June 30, 2018
Beginning balance	$(32,501)	$(19,696)	$11,143	$(41,054)
Other comprehensive income (loss) before reclassifications	(9,182)	—	3,240	(5,942)
Amounts reclassified from accumulated other comprehensive income	(2)	112	(465)	(355)
Net current period other comprehensive income (loss)	(9,184)	112	2,775	(6,297)
Ending balance	$(41,685)	$(19,584)	$13,918	$(47,351)
For the three months ended June 30, 2017
Beginning balance	$(12,420)	$(25,545)	$—	$(37,965)
Other comprehensive income (loss) before reclassifications	3,593	—	(466)	3,127
Amounts reclassified from accumulated other comprehensive income	(50)	350	409	709
Net current period other comprehensive income (loss)	3,543	350	(57)	3,836
Ending balance	$(8,877)	$(25,195)	$(57)	$(34,129)
For the six months ended June 30, 2018
Beginning balance at December 31, 2017	$(10,348)	$(19,808)	$4,658	$(25,498)
Cumulative effect adjustment of change in accounting policy, net of tax impact(1)	(344)	—	3	(341)
Beginning balance at January 1, 2018	(10,692)	(19,808)	4,661	(25,839)
Other comprehensive income (loss) before reclassifications	(30,991)	—	9,531	(21,460)
Amounts reclassified from accumulated other comprehensive income	(2)	224	(274)	(52)
Net current period other comprehensive income (loss)	(30,993)	224	9,257	(21,512)
Ending balance	$(41,685)	$(19,584)	$13,918	$(47,351)
For the six months ended June 30, 2017
Beginning balance at December 31, 2016	$(14,142)	$(25,894)	$—	$(40,036)
Other comprehensive income (loss) before reclassifications	5,374	—	(466)	4,908
Amounts reclassified from accumulated other comprehensive income	(109)	699	409	999
Net current period other comprehensive income (loss)	5,265	699	(57)	5,907
Ending balance	$(8,877)	$(25,195)	$(57)	$(34,129)

(1)
Refer to Note 1, Basis of Presentation and Significant Accounting Policies, Note 3, Investment Securities, and Note 9, Derivative Instruments and Balance Sheet Offsetting, for further details on the changes in accounting policy.

Chemical Financial Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018

The following table summarizes the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018, and 2017:

(Dollars in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Income Statement
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains on available-for-sale securities	$3	$77	$3	$167	Net gain on sale of investment securities (noninterest income)
	(1)	(27)	(1)	(58)	Income tax expense
	$2	$50	$2	$109	Net Income
Amortization of defined benefit pension plan items	$142	$539	$284	$1,076	Salaries, wages and employee benefits (operating expenses)
	(30)	(189)	(60)	(377)	Income tax benefit
	$112	$350	224	$699	Net Loss
Gains and losses on cash flow hedges	$589	$(466)	$347	$(466)	Interest on short-term borrowings (interest expense)
	(124)	57	(73)	57	Income tax (benefit)/expense
	$465	$(409)	$274	$(409)	Net (Income)/Loss

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
We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosure, see the "Cautionary Note Regarding Forward-Looking Statements" on page 3 of this report.
Business Overview

Chemical Financial Corporation is a financial holding company headquartered in Detroit, Michigan, that was incorporated in the State of Michigan in August 1973. Our common stock is listed on the NASDAQ under the symbol "CHFC." On June 30, 1974, we acquired Chemical Bank and Trust Company pursuant to a reorganization in which the former shareholders of Chemical Bank and Trust Company became shareholders of the Corporation. We changed the name of Chemical Bank and Trust Company to Chemical Bank on December 31, 2005. We relocated our headquarters to Detroit, Michigan from our previous location in Midland, Michigan effective July 25, 2018. At June 30, 2018, we had consolidated total assets of $20.28 billion, total loans of $14.58 billion, total deposits of $14.55 billion and total shareholders' equity of $2.75 billion, respectively.

Since our acquisition of Chemical Bank and Trust Company, we have acquired 25 community banks and 36 other branch bank offices through June 30, 2018. Our most recent transactions include our merger with Talmer Bancorp, Inc. ("Talmer") during the third quarter of 2016, and our acquisitions of Lake Michigan Financial Corporation ("Lake Michigan") and Monarch Community Bancorp, Inc. ("Monarch") during the second quarter of 2015.

Our business is concentrated in a single industry segment, commercial banking, which is conducted through our single commercial bank subsidiary, Chemical Bank. We offer a full range of traditional banking and fiduciary products and services to residents and business customers in our geographical market areas. These products and services include business and personal checking accounts, savings and individual retirement accounts, time deposit instruments, electronically accessed banking products, residential and commercial real estate financing, commercial lending, consumer financing, debit cards, safe deposit box services, money transfer services, automated teller machines, access to insurance and investment products, corporate and personal wealth management services, mortgage banking and other banking services. Chemical Bank operated through an internal organizational structure of seven regional banking units, organized by geography, as of June 30, 2018. In addition, we own, directly or indirectly, various non-bank operating and non-operating subsidiaries.

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
Branch Consolidation

On September 7, 2017, we initiated a restructuring effort that included the consolidation of 25 branch offices in the fourth quarter of 2017. These branch consolidations were in addition to 13 branches consolidated during the third quarter of 2017. At June 30, 2018, we operated a total of 212 branches.

Accounting Standards Updates

See Note 1 to our Consolidated Financial Statements included in this report for details of the accounting pronouncements adopted during the six months ended June 30, 2018 and year ended and December 31, 2017. See the following section for a description of pronouncements that have been released but we have not yet adopted and the expected impact of such pronouncements on our financial statements.

Pending Accounting Pronouncements

Standard	Description	Required Adoption Date	Expected impact on the financial statements
ASU No. 2016-02 - Leases (Topic 842) ASU No. 2018-01 - Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 ASU No. 2018-10 - Codification Improvements to Topic 842, Leases
The standard requires the recognition of the following for all leases (with the exception of short-term leases): (a) a right to use asset, which is an asset that represents the lessee's right to use, or control the use of a specified asset for the lease term and (b) a lease liability, which is a liability that represents the lessee's obligation to make lease payments arising for a lease, measured on a discounted basis.

		January 1, 2019, early adoption permitted	The adoption is not expected to have a material impact on our results of operations, but is anticipated to result in a material increase in our assets and liabilities.
ASU No. 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard requires financial assets to be measured at net of amortized cost and a credit loss allowance. The measurement of expected credit loss should be based on relevant information about past events, current conditions, and reasonable forecasts. The standard also eliminates the probable recognition threshold for credit losses of financial assets measured at amortized cost. Additionally, an allowance will be recognized for purchased credit-deteriorated assets though a gross-up approach measuring the amortized cost as the sum of purchase price and estimated credit loss at the acquisition date. Adjustments in allowance will be recognized immediately in earnings. The new required disclosures include: (a) how an entity developed its allowance for financial assets measured at amortized cost, (b) information about the credit quality for financial receivable and net investments in leases measured at amortized cost, and (c) an allowance roll-forward for available-for-sale securities and an aging analysis for securities past due.

January 1, 2020, early adoption permitted as of January 1, 2019
Upon adoption, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. The adjustment to our credit loss allowance upon adoption will be impacted by each portfolio's composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. We have selected a software program and identified and gathered the required data. In the second half of 2018 and into the first quarter of 2019, we will develop and refine multiple scenarios, identify portfolio segmentation and run parallel analysis with our current credit loss model.

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
ASU No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960)
This update clarifies the reporting requirements by an employee benefit plan for its interest in a master trust and removes redundancy relating to 401(h) account disclosures. The amendment requires a plan's interest in a master trust to be presented in separate line items in the statement of net assets available and in the statement of changes in net assets available. Additionally, the requirement to disclose the percentage interest in the master trust is removed and replaced by the required disclosure of the dollar amount of interest in each investment type.

		January 1, 2019, early adoption permitted	Adoption is not expected to have a material impact on our consolidated financial condition or results of operations.
ASU No. 2018-07, Compensation-Stock Compensation (Topic 718)
This update expands the scope of stock compensation requirements to include share-based payment transaction for acquiring goods and services from nonemployees. The amendment requires that nonemployee share-based payment awards meet the accounting requirements of employee share-based payment awards.
		January 1, 2019, early adoption permitted	Adoption is not expected to have a material impact on our consolidated financial condition or results of operations.
ASU No. 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made
The update clarifies the scope and the accounting guidance for contributions received and contributions made. The guidance clarifies the criteria on determining whether a contribution is conditional or unconditional.
		January 1, 2019, early adoption permitted	Adoption is not expected to have a material impact on our consolidated financial condition or results of operations.
ASU No. 2018-09, Codification Improvements	This update clarifies and makes minor improvements to current codification. The amendments are made to a number of subtopics in order to allow for clearer understanding of the codification.	January 1, 2019, early adoption permitted	Adoption is not expected to have a material impact on our consolidated financial condition or results of operations.

Chemical Financial Corporation
Selected Financial Information
(Unaudited)

	Three Months Ended			Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2018	March 31, 2018(1)	June 30, 2017	June 30, 2018	June 30, 2017
Summary of Operations
Interest income	$189,582	$177,934	$155,133	$367,516	$298,029
Interest expense	32,045	26,071	17,185	58,116	29,984
Net interest income	157,537	151,863	137,948	309,400	268,045
Provision for loan losses	9,572	6,256	6,229	15,828	10,279
Net interest income after provision for loan losses	147,965	145,607	131,719	293,572	257,766
Noninterest income	38,018	40,554	41,568	78,572	79,578
Operating expenses, core (non-GAAP)(2)(3)	102,845	99,976	97,772	202,821	197,801
Merger expenses	—	—	465	—	4,632
Impairment of income tax credits	1,716	1,634	—	3,350	—
Income before income taxes	81,422	84,551	75,050	165,973	134,911
Income tax expense	12,434	12,955	23,036	25,389	35,293
Net income	$68,988	$71,596	$52,014	$140,584	$99,618
Significant items, net of tax (non-GAAP)(2)(4)	—	—	302	—	3,011
Net income, excluding significant items (non-GAAP)(2)(4)	$68,988	$71,596	$52,316	$140,584	$102,629

Per Common Share Data
Net income:
Basic	$0.97	$1.01	$0.73	$1.97	$1.41
Diluted	0.96	0.99	0.73	1.95	1.39
Diluted, excluding significant items (non-GAAP)(2)(4)	0.96	0.99	0.73	1.95	1.43
Cash dividends declared	0.28	0.28	0.27	0.56	0.54
Book value at end of period	38.52	37.91	37.11	38.52	37.11
Tangible book value per share at end of period (non-GAAP)(2)	22.33	21.68	20.89	22.33	20.89
Market value at end of period	55.67	54.68	48.41	55.67	48.41

Key Ratios (annualized where applicable)
Net interest margin	3.54%	3.51%	3.41%	3.53%	3.41%
Net interest margin (fully taxable equivalent) (non-GAAP)(2)(5)	3.59%	3.56%	3.48%	3.58%	3.49%
Efficiency ratio (GAAP)	53.5%	52.8%	54.7%	53.1%	58.2%
Efficiency ratio adjusted (non-GAAP)(2)	51.2%	51.6%	52.2%	51.4%	54.7%
Return on average assets	1.39%	1.47%	1.14%	1.43%	1.11%
Return on average shareholders' equity	10.2%	10.7%	8.0%	10.5%	7.7%
Return on average tangible shareholders' equity (non-GAAP)(2)	17.8%	19.0%	14.3%	18.4%	13.8%
Average shareholders' equity as a percent of average assets	13.6%	13.7%	14.3%	13.7%	14.5%
Capital ratios (period end):
Tangible shareholders' equity as a percent of tangible assets (non-GAAP)(2)	8.3%	8.3%	8.4%	8.3%	8.4%
Total risk-based capital ratio	11.4%	11.2%	11.1%	11.4%	11.1%

(1)
The three months ended March 31, 2018 is revised to reflect the impact of the capitalization of certain costs associated with our core system transformation. The capitalization resulted in an increase in net income of $1.4 million, including a reduction in total operating expenses of $1.7 million, partially offset by an increase to income tax expense of $322 thousand for the first quarter of 2018.

(2)
Denotes a non-GAAP Financial Measure. Please refer to section entitled "Non-GAAP Financial Measures" included within this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most directly comparable GAAP financial measure.

(3)	Excludes merger expenses and impairment of income tax credits.

(4)	"Significant items" are defined to be merger expenses.

(5)	Presented on a tax equivalent basis using a 35% tax rate for each periods presented during 2017 and 21% tax rate for the 2018 periods presented.

Non-GAAP Financial Measures
This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include our operating expenses, core (which excludes merger expenses and impairment of income tax credits); tangible book value per share; tangible shareholders' equity; presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis; operating expenses and efficiency ratio (which excludes merger expenses, impairment of income tax credits and amortization of intangibles); the adjusted efficiency ratio (which excludes merger expenses, impairment of income tax credits, amortization of intangibles, net interest FTE adjustments, the change in fair value of loan servicing rights and gains and losses from sale of investment securities) and other information presented excluding significant items (merger expenses and gains and losses on sale of investment securities) including net income, diluted earnings per share, return on average assets, return on average shareholders' equity and return on average tangible shareholders' equity. Management believes these non-GAAP financial measures (a) provide important supplemental information that contributes to a proper understanding of our operating performance, (b) enable a more complete understanding of factors and trends affecting our business, and (c) allow investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to our GAAP results.
A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found under the subheading "Average Balances, Fully Taxable Equivalent (FTE) Interest and Effective Yields and Rates" of this report.

	Three Months Ended			Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2018	March 31, 2018(1)	June 30, 2017	June 30, 2018	June 30, 2017
Reconciliation of Non-GAAP Operating Results
Net Income
Net income, as reported	$68,988	$71,596	$52,014	$140,584	$99,618
Merger expenses	—	—	465	—	4,632
Significant items	—	—	465	—	4,632
Income tax benefit (2)	—	—	(163)	—	(1,621)
Significant items, net of tax	—	—	302	—	3,011
Net income, excluding significant items	$68,988	$71,596	$52,316	$140,584	$102,629
Diluted Earnings Per Share
Diluted earnings per share, as reported	$0.96	$0.99	$0.73	$1.95	$1.39
Effect of significant items, net of tax	—	—	—	—	0.04
Diluted earnings per share, excluding significant items	$0.96	$0.99	$0.73	$1.95	$1.43
Return on Average Assets
Return on average assets, as reported	1.39%	1.47%	1.14%	1.43%	1.11%
Effect of significant items, net of tax	—	—	0.01	—	0.04
Return on average assets, excluding significant items	1.39%	1.47%	1.15%	1.43%	1.15%
Return on Average Shareholders' Equity
Return on average shareholders' equity, as reported	10.2%	10.7%	8.0%	10.5%	7.7%
Effect of significant items, net of tax	—	—	—	—	0.2
Return on average shareholders' equity, excluding significant items	10.2%	10.7%	8.0%	10.5%	7.9%
Return on Average Tangible Shareholders' Equity
Average shareholders' equity	$2,707,346	$2,668,325	$2,606,517	$2,687,943	$2,595,567
Average goodwill, CDI and noncompete agreements, net of tax	1,156,877	1,158,084	1,154,229	1,157,482	1,154,406
Average tangible shareholders' equity	$1,550,469	$1,510,241	$1,452,288	$1,530,461	$1,441,161
Return on average tangible shareholders' equity	17.8%	19.0%	14.3%	18.4%	13.8%
Effect of significant items, net of tax	—	—	0.1	—	0.4
Return on average tangible shareholders' equity, excluding significant items	17.8%	19.0%	14.4%	18.4%	14.2%
Efficiency Ratio
Net interest income	$157,537	$151,863	$137,948	$309,400	$268,045
Noninterest income	38,018	40,554	41,568	78,572	79,578
Total revenue - GAAP	195,555	192,417	179,516	387,972	347,623
Net interest income FTE adjustment	2,331	2,227	3,169	4,558	6,237
Loan servicing rights change in fair value (gains) losses	30	(3,752)	1,802	(3,722)	2,321
Gains from sale of investment securities	(3)	—	(77)	(3)	(167)
Total revenue - Non-GAAP	$197,913	$190,892	$184,410	$388,805	$356,014
Operating expenses - GAAP	$104,561	$101,610	$98,237	$206,171	$202,433
Merger expenses	—	—	(465)	—	(4,632)
Impairment of income tax credits	(1,716)	(1,634)	—	(3,350)	—
Operating expense, core - Non-GAAP	102,845	99,976	97,772	202,821	197,801
Amortization of intangibles	(1,425)	(1,439)	(1,525)	(2,864)	(3,038)
Operating expenses, efficiency ratio - Non-GAAP	$101,420	$98,537	$96,247	$199,957	$194,763
Efficiency ratio - GAAP	53.5%	52.8%	54.7%	53.1%	58.2%
Efficiency ratio - adjusted Non-GAAP	51.2%	51.6%	52.2%	51.4%	54.7%
(1) First quarter 2018 information is revised to reflect the impact of the capitalization of certain costs associated with our core system transformation. The capitalization resulted in an increase in net income of $1.4 million, including a reduction in total operating expenses of $1.7 million, partially offset by an increase to income tax expense of $322 thousand for the first quarter of 2018.

(2) Assumes merger expenses are deductible at an income tax rate of 35% for each period during 2017.

(Dollars in thousands, except per share data)	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Tangible Book Value
Shareholders' equity, as reported	$2,750,999	$2,704,703	$2,668,749	$2,639,442
Goodwill, CDI and noncompete agreements, net of tax	(1,156,307)	(1,157,505)	(1,158,738)	(1,153,595)
Tangible shareholders' equity	$1,594,692	$1,547,198	$1,510,011	$1,485,847
Common shares outstanding	71,418	71,350	71,207	71,131
Book value per share (shareholders' equity, as reported, divided by common shares outstanding)	$38.52	$37.91	$37.48	$37.11
Tangible book value per share (tangible shareholders' equity divided by common shares outstanding)	$22.33	$21.68	$21.21	$20.89
Tangible Shareholders' Equity to Tangible Assets
Total assets, as reported	$20,282,603	$19,757,510	$19,280,873	$18,781,405
Goodwill, CDI and noncompete agreements, net of tax	(1,156,307)	(1,157,505)	(1,158,738)	(1,153,595)
Tangible assets	$19,126,296	$18,600,005	$18,122,135	$17,627,810
Shareholders' equity to total assets	13.6%	13.7%	13.8%	14.1%
Tangible shareholders' equity to tangible assets	8.3%	8.3%	8.3%	8.4%
Statements of Financial Position Review
Overview
Total assets were $20.28 billion at June 30, 2018, an increase of $1.00 billion, or 5.2%, from total assets of $19.28 billion at December 31, 2017. The increase in total assets during the six months ended June 30, 2018 was primarily attributable to loan growth and additions to our investment securities portfolio.
Interest-earning assets were $18.26 billion at June 30, 2018, an increase of $1.00 billion, or 5.8%, from interest-earning assets of $17.26 billion at December 31, 2017. The increase in interest-earnings assets during the six months ended June 30, 2018 was primarily attributable to a $566.4 million increase in available-for-sale investment securities and a $424.4 million increase in total loans.
Average assets were $19.85 billion during the three months ended June 30, 2018, an increase of $1.59 billion, or 8.7%, compared to average assets of $18.26 billion during the three months ended June 30, 2017. Average assets were $19.66 billion during the six months ended June 30, 2018, an increase of $1.79 billion, or 10.0%, from average assets of $17.87 billion during the six months ended June 30, 2017. The increase in average assets during both the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily attributable to loan growth and an increase in our investment securities portfolio which is reflective of our long-term plan to increase our investment securities portfolio as a percentage of total assets.

Investment Securities
The following tables summarize the maturities and yields of the carrying value of debt securities by investment category, and fair value by investment category, at June 30, 2018 and December 31, 2017:

	Maturity as of June 30, 2018(1)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(2)		Total Fair Value
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
Carried at fair value:
Government and government-sponsored agencies	$29,649	2.91%	$94,298	2.84%	$71,407	2.80%	$39,729	2.88%	$235,083	2.84%	$235,083
State and political subdivisions	17,726	1.69	47,108	1.81	134,120	2.23	246,126	3.50	445,080	2.87	445,080
Residential mortgage-backed securities	22,254	2.76	72,932	2.79	49,402	2.85	35,206	2.97	179,794	2.84	179,794
Collateralized mortgage obligations	180,836	2.89	573,401	2.95	389,158	3.01	240,837	2.92	1,384,232	2.95	1,384,232
Corporate bonds	25,477	1.75	40,681	2.68	183,378	3.85	—	—	249,536	3.44	249,536
Trust preferred securities	—	—	—	—	32,360	4.19	3,825	3.42	36,185	4.11	36,185
Total debt securities available-for-sale	$275,942	2.70%	$828,420	2.85%	$859,825	3.09%	$565,723	3.18%	$2,529,910	2.98%	$2,529,910
Held-to-Maturity:
State and political subdivisions	$60,376	2.37%	$220,529	2.68%	$139,671	3.38%	$181,611	3.26%	$602,187	2.99%	$591,873
Trust preferred securities	—	—	—	—	—	—	500	5.25	500	5.25	425
Total investment securities held-to-maturity	$60,376	2.37%	$220,529	2.68%	$139,671	3.38%	$182,111	3.27%	$602,687	2.99%	$592,298

(1)
Residential mortgage-backed securities, collateralized mortgage obligations and certain government and government-sponsored agencies are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

(2)	The aggregate book value of securities issued by any single issuer, other than the U.S. government and government-sponsored agencies, did not exceed 10% of our shareholders' equity.
(3)
Yields are weighted by amount and time to contractual maturity, are on a taxable equivalent basis using a 21% federal income tax rate and are based on carrying value. Yields disclosed are actual yields based on carrying value at June 30, 2018. Approximately 5% of the Corporation's investment securities at June 30, 2018 were variable-rate financial instruments.

	Maturity as of December 31, 2017(1)
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total Carrying Value(2)		Total Fair Value
(Dollars in thousands)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)	Amount	Yield(3)
Available-for-Sale:
Government and government-sponsored agencies	$30,241	2.29%	$81,106	2.39%	$61,461	2.43%	$30,108	2.43%	$202,916	2.39%	$202,916
State and political subdivisions	9,219	2.55	60,691	2.14	115,623	2.63	160,437	3.70	345,970	3.04	345,970
Residential mortgage-backed securities	21,922	2.44	66,510	2.46	38,594	2.52	23,105	2.58	150,131	2.49	150,131
Collateralized mortgage obligations	223,295	2.65	500,467	2.61	231,658	2.74	78,425	2.98	1,033,845	2.68	1,033,845
Corporate bonds	13,968	1.73	37,308	2.01	141,518	3.68	—	—	192,794	3.22	192,794
Trust preferred securities	—	—	—	—	22,967	3.62	13,099	2.93	36,066	3.37	36,066
Total debt securities available-for-sale	$298,645	2.55%	$746,082	2.50%	$611,821	2.92%	$305,174	3.27%	$1,961,722	2.76%	$1,961,722
Held-to-Maturity:
State and political subdivisions	$89,359	2.33%	$237,113	3.12%	$152,299	3.92%	$197,822	3.64%	$676,593	3.35%	$662,516
Trust preferred securities	—	—	—	—	—	—	500	4.75	500	4.75	390
Total investment securities held-to-maturity	$89,359	2.33%	$237,113	3.12%	$152,299	3.92%	$198,322	3.64%	$677,093	3.35%	$662,906

(1)
Residential mortgage-backed securities, collateralized mortgage obligations and certain government and government-sponsored agencies are based on scheduled principal maturity. All other investment securities are based on final contractual maturity.

(2)	The aggregate book value of securities issued by any single issuer, other than the U.S. government and government-sponsored agencies, did not exceed 10% of our shareholders' equity.
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
The carrying value of investment securities totaled $3.13 billion at June 30, 2018, an increase of $492.0 million, or 18.6%, from investment securities of $2.64 billion at December 31, 2017, primarily due to additional investment in our investment securities portfolio which reflects our long-term plan to increase our investment securities portfolio as a percentage of total assets.
Our investment securities portfolio as of June 30, 2018 had a weighted average life of approximately 5.8 years and an effective duration of approximately 3.0 years.

The following table summarizes the carrying value of investment securities at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Carried at Fair Value:
Government and government-sponsored agencies	$235,083	$202,916
State and political subdivisions	445,080	345,970
Residential mortgage-backed securities	179,794	150,131
Collateralized mortgage obligations	1,384,232	1,033,845
Corporate bonds	249,536	192,794
Trust preferred securities	36,185	36,066
Preferred stock	—	1,824
Total investment securities carried at fair value	2,529,910	1,963,546
Held-to-maturity:
State and political subdivisions	602,187	676,593
Trust preferred securities	500	500
Total investment securities held-to-maturity	602,687	677,093
Total investment securities	$3,132,597	$2,640,639
At June 30, 2018, our investment securities portfolio consisted of: Government and government-sponsored agency (GSA) debt obligations, comprised primarily of fixed-rate instruments backed by a U.S. government agency (Small Business Administration) or government-sponsored enterprises (Federal Home Loan Banks, Federal Farm Credit Banks and the Student Loan Marketing Corporation), totaling $235.1 million; state and political subdivisions debt obligations, comprised primarily of general debt obligations of issuers mostly located in the State of Michigan, totaling $1.05 billion; residential mortgage-backed securities (MBSs), comprised primarily of fixed-rate instruments backed by a U.S. government agency (Government National Mortgage Association) or government-sponsored enterprises (Federal Home Loan Mortgage Corporation and Federal National Mortgage Association), totaling $179.8 million; collateralized mortgage obligations (CMOs), comprised of approximately 82.5% fixed-rate and 17.5% variable-rate instruments primarily backed by the same U.S. government agency and government-sponsored enterprises as the residential MBSs, totaling $1.38 billion; corporate bonds, comprised primarily of debt obligations of large U.S. global financial organizations, totaling $249.5 million; and preferred stock and trust preferred securities (TRUPs), comprised of preferred stock debt instruments of two large regional/national banks and variable-rate TRUPs from both publicly-traded bank holding companies and small non-public bank holding companies, totaling $36.7 million. Fixed-rate instruments comprised approximately 95.4% of our investment securities portfolio at June 30, 2018.
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
Our total investment securities portfolio had a carrying value of $3.13 billion at June 30, 2018, with gross unrealized losses of $67.3 million at that date. We believe that the unrealized losses on debt securities at June 30, 2018 were temporary in nature and due primarily to changes in interest rates on the investment securities and market illiquidity, and not as a result of credit-related issues. Accordingly, we believe the unrealized losses in our debt securities portfolio at June 30, 2018 were temporary in nature and, therefore, no impairment loss was recognized in our Consolidated Statements of Income for the six months ended June 30, 2018. However, other-than-temporary impairment (OTTI) may occur in the future as a result of material declines in the fair value of investment securities resulting from market, credit, economic or other conditions. A further discussion of the assessment of potential impairment and our process that resulted in the conclusion that the impairment was temporary in nature follows.
At June 30, 2018, the gross unrealized losses in our debt securities portfolio of $67.3 million were comprised as follows: state and political subdivisions securities of $23.3 million; government and GSA securities, residential MBSs and CMOs, combined, of $38.0 million; corporate bonds of $5.9 million; and TRUPs of $0.1 million. The amortized costs and fair values of investment securities are disclosed in Note 3 to the Consolidated Financial Statements.

State and political subdivisions securities, included in the available-for-sale and the held-to-maturity investment securities portfolios, had an amortized cost of $1.06 billion and gross unrealized losses of $23.3 million at June 30, 2018. Our state and political subdivisions securities are almost entirely from issuers located in the State of Michigan and of which approximately 90.2% are general obligations of the issuer, meaning that repayment of these obligations is funded by general tax collections of the issuer. The gross unrealized losses were attributable to state and political subdivisions securities with an amortized cost of $893.5 million that generally mature beyond 2018. It was our assessment that the unrealized losses on these investment securities were attributable to current market interest rates being slightly higher than the yield on these investment securities and illiquidity in the market due to the nature of a portion of these investment securities. We concluded that the unrealized losses in our state and political subdivisions securities were temporary in nature at June 30, 2018.
GSA securities, residential MBSs and CMOs, included in the available-for-sale investment securities portfolio, had a combined amortized cost of $1.84 billion and gross unrealized losses of $38.0 million at June 30, 2018. Virtually all of the investment securities in these categories are backed by the full faith and credit of the U.S. government, or a guarantee of a U.S. government agency or government-sponsored enterprise. We determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. We concluded that the unrealized losses in our GSA securities, residential MBSs and CMOs were temporary in nature at June 30, 2018.
Corporate bonds included in the available-for-sale investment securities portfolio had an amortized cost of $255.2 million and gross unrealized losses of $5.9 million at June 30, 2018. The investment securities in this category are investment grade securities and none have had recent downgrades. We determined that the unrealized losses on these investment securities were attributable to current market interest rates being higher than the yields being earned on these investment securities. We concluded that the unrealized loss was temporary in nature at June 30, 2018.
At June 30, 2018, we held one TRUP in the held-to-maturity investment securities portfolio, with an amortized cost of $0.5 million and gross unrealized loss of $0.1 million. This TRUP represents a 10% interest in the TRUP of a well-capitalized non-public bank holding company in Michigan. The principal of $0.5 million of this TRUP matures in 2033, with interest payments due quarterly. All scheduled interest payments on this TRUP have been made on a timely basis. We determined that the unrealized loss on this TRUP was attributable to lack of liquidity for issuances of this size. We concluded that the unrealized loss was temporary in nature at June 30, 2018.
At June 30, 2018, we expected to fully recover the entire amortized cost basis of each debt security in an unrealized loss position in our debt securities portfolio at that date. Furthermore, at June 30, 2018, we did not have the intent to sell any of our debt securities in an unrealized loss position and believed that it was more-likely-than-not that we would not have to sell any of our debt securities before a full recovery of amortized cost. However, there can be no assurance that OTTI losses will not be recognized on any debt security in the future.
Loans
Our loan portfolio is comprised of commercial, commercial real estate (which includes owner-occupied, non-owner occupied and vacant land) and real estate construction and land development loans, referred to as our commercial loan portfolio, and residential mortgage, consumer installment and home equity loans, referred to as our consumer loan portfolio. At June 30, 2018, our loan portfolio was $14.58 billion and consisted of loans in the commercial loan portfolio totaling $8.87 billion, or 60.8% of total loans, and loans in the consumer loan portfolio totaling $5.71 billion, or 39.2% of total loans.
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
Total loans were $14.58 billion at June 30, 2018, an increase of $424.4 million, or 3.0%, from total loans of $14.16 billion at December 31, 2017, and an increase of $912.3 million, or 6.7%, from total loans of $13.67 billion at June 30, 2017. We experienced originated loan growth of $684.0 million during the second quarter of 2018 and $2.04 billion during the twelve months ended June 30, 2018.

The following table includes the composition of our loan portfolio, by major loan category, as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial loan portfolio:
Commercial	$3,576,438	$3,385,642
Commercial real estate:
Owner-occupied	1,863,563	1,813,562
Non-owner occupied	2,728,103	2,606,761
Vacant land	79,606	80,347
Total commercial real estate	4,671,272	4,500,670
Real estate construction and land development	618,985	574,215
Subtotal - commercial loan portfolio	8,866,695	8,460,527
Consumer loan portfolio:
Residential mortgage	3,325,277	3,252,487
Consumer installment	1,587,327	1,613,008
Home equity	800,394	829,245
Subtotal - consumer loan portfolio	5,712,998	5,694,740
Total loans	$14,579,693	$14,155,267
A discussion of our loan portfolio by category follows.
Commercial Loan Portfolio
Our commercial loan portfolio is comprised of commercial loans, commercial real estate loans (which includes owner-occupied, non-owner occupied and vacant land), real estate construction loans and land development loans. Our commercial loan portfolio is well diversified across business lines and has no concentrations in any one industry. The commercial loan portfolio of $8.87 billion at June 30, 2018 included 233 loan relationships of $7.0 million or greater. These 233 loan relationships totaled $4.17 billion, which represented 47.1% of the commercial loan portfolio at June 30, 2018 and included 98 loan relationships that had outstanding balances of $15.0 million or higher, totaling $2.83 billion, or 31.9% of the commercial loan portfolio, at that date. We had 60 loan relationships that had outstanding balances of $20.0 million or higher, totaling $2.18 billion, or 24.6% of the commercial loan portfolio, at June 30, 2018. We had 30 loan relationships at June 30, 2018 with loan balances greater than $7.0 million and less than $15.0 million, totaling $347.7 million, that had unfunded credit commitments totaling $229.1 million that, if advanced, could result in a loan relationship of $15.0 million or more.
The following table presents contractual maturities of our $8.87 billion commercial loan portfolio at June 30, 2018. Commercial loans at fixed interest rates comprised 64.6% of our total commercial loan portfolio at June 30, 2018, compared to 56.8% at December 31, 2017. The percentage of these loans maturing within one year was 26.1% at June 30, 2018, while the percentage of these loans maturing beyond five years remained low at 23.7% at June 30, 2018. At June 30, 2018, loans in the commercial loan portfolio with maturities beyond one year totaled $6.56 billion, with 66.8% of these loans at fixed interest rates.

	June 30, 2018
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,537,079	$1,566,209	$473,150	$3,576,438
Commercial real estate:
Owner-occupied	220,093	1,089,364	554,106	1,863,563
Non-owner occupied	354,539	1,493,039	880,525	2,728,103
Vacant land	22,112	40,603	16,891	79,606
Total commercial real estate	596,744	2,623,006	1,451,522	4,671,272
Real estate construction and land development	176,254	268,765	173,966	618,985
Total	$2,310,077	$4,457,980	$2,098,638	$8,866,695
Percent of total	26.1%	50.2%	23.7%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$1,347,889	$3,197,402	$1,180,685	$5,725,976
Variable interest rates	962,188	1,260,578	917,953	3,140,719
Total	$2,310,077	$4,457,980	$2,098,638	$8,866,695
The following table presents the contractual maturities of our $8.46 billion commercial loan portfolio at December 31, 2017.

	December 31, 2017
	Due In
(Dollars in thousands)	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Loan maturities:
Commercial	$1,175,608	$1,766,562	$443,472	$3,385,642
Commercial real estate:
Owner-occupied	254,935	1,048,786	509,841	1,813,562
Non-owner occupied	304,692	1,493,661	808,408	2,606,761
Vacant land	21,211	41,334	17,802	80,347
Total commercial real estate	580,838	2,583,781	1,336,051	4,500,670
Real estate construction and land development	128,706	231,557	213,952	574,215
Total	$1,885,152	$4,581,900	$1,993,475	$8,460,527
Percent of total	22.3%	54.1%	23.6%	100.0%
Interest sensitivity of above loans:
Fixed interest rates	$717,547	$3,074,906	$1,013,538	$4,805,991
Variable interest rates	1,167,605	1,506,994	979,937	3,654,536
Total	$1,885,152	$4,581,900	$1,993,475	$8,460,527
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
Commercial loans were $3.58 billion at June 30, 2018, an increase of $190.8 million, or 5.6%, from commercial loans of $3.39 billion at December 31, 2017. Commercial loans represented 24.5% of our loan portfolio at June 30, 2018, compared to 23.9% at December 31, 2017.
Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations (owner occupied), non-owner occupied real estate leased to one or more tenants (non-owner occupied) and vacant land that has been acquired for investment or future land development (vacant land). Commercial real estate loans were $4.67 billion at June 30, 2018, an increase of $170.6 million, or 3.8%, from commercial real estate loans of $4.50 billion at December 31, 2017. Loans secured by owner occupied properties, non-owner occupied properties and vacant land comprised 39.9%, 58.4% and 1.7%, respectively, of our commercial real estate loans outstanding at June 30, 2018. Commercial real estate loans represented 32.0% of our loan portfolio at June 30, 2018, compared to 31.8% at December 31, 2017.
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
Real estate construction loans are primarily originated for construction of commercial properties and often convert to a commercial real estate loan at the completion of the construction period. Land development loans include loans made to developers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots/land. A majority of our land development loans consist of loans to develop residential real estate. Land development loans are generally originated as interest only with the intention that the loan principal balance will be repaid through the sale of finished properties by the developers within twelve months of the completion date. Real estate construction and land development loans were $619.0 million at June 30, 2018, an increase of $44.8 million, or 7.8%, compared to $574.2 million at December 31, 2017. Real estate construction and land development loans represented 4.2% of our loan portfolio at June 30, 2018, compared to 4.1% at December 31, 2017.
Real estate construction and land development lending involves a higher degree of risk than commercial real estate lending and residential mortgage lending because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates, the need to obtain a tenant or purchaser of the property if it will not be owner-occupied or the need to sell developed properties. We generally attempt to mitigate the risks associated with real estate construction and land development lending by, among other things, lending primarily in our market areas, using prudent underwriting guidelines and closely monitoring the construction process. At June 30, 2018, $5.9 million or 1.0%, of our $619.0 million of real estate construction and land development loans were considered impaired, whereby we determined it was probable that the full amount of principal and interest would not be collected on these loans in accordance with their original contractual terms. At December 31, 2017, $0.3 million, or 0.1%, of our $574.2 million of real estate and construction and land development loans were considered impaired.
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
Residential mortgage loans were $3.33 billion at June 30, 2018, an increase of $72.8 million, or 2.2%, from residential mortgage loans of $3.25 billion at December 31, 2017. Residential mortgage loans historically involve the least amount of credit risk in our loan portfolio. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage construction loans to consumers were $198.2 million at June 30, 2018, compared to $272.3 million at December 31, 2017. Residential mortgage loans represented 22.8% of our loan portfolio at June 30, 2018, compared to 23.0% of our loan portfolio at December 31, 2017. We had residential mortgage loans with maturities beyond five years and that were at fixed interest rates totaling $589.7 million at June 30, 2018, compared to $495.8 million at December 31, 2017.
Our consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans generated from dealerships. Consumer installment loans were $1.59 billion at June 30, 2018, a decrease of $25.7 million, or 1.6%, from consumer installment loans of $1.61 billion at December 31, 2017. At June 30, 2018, collateral securing consumer installment loans was comprised approximately as follows: automobiles - 56.1%; recreational vehicles - 19.9%; marine vehicles - 20.0%; other collateral - 1.9%; and unsecured - 2.1%. Consumer installment loans represented 10.9% of our loan portfolio at June 30, 2018, compared to 11.4% at December 31, 2017.

Our home equity loans, including home equity lines of credit, are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line of credit. Home equity loans were $800.4 million at June 30, 2018, a decrease of $28.9 million, or 3.5%, from home equity loans of $829.2 million at December 31, 2017. At June 30, 2018, approximately 65.1% of our home equity loans were first lien mortgages and 34.9% were junior lien mortgages. Home equity loans represented 5.5% of our loan portfolio at June 30, 2018, compared to 5.9% at December 31, 2017. Home equity lines of credit comprised $387.1 million, or 48.4%, of our home equity loans at June 30, 2018, compared to $396.2 million, or 47.8%, of home equity loans at December 31, 2017. The majority of our home equity lines of credit are comprised of loans with payments of interest only and original maturities of up to ten years. These home equity lines of credit include junior lien mortgages whereby the first lien mortgage is held by a nonaffiliated financial institution.
Consumer installment and home equity loans generally have shorter terms than residential mortgage loans, but generally involve more credit risk than residential mortgage lending because of the type and nature of the collateral. We experienced net credit losses on consumer installment and home equity loans totaling 23 basis points (annualized) of average consumer installment and home equity loans during the six months ended June 30, 2018, compared to 20 basis points of average consumer installment and home equity loans in all of 2017. Consumer installment and home equity loans are spread across many individual borrowers, which minimizes the risk per loan transaction. We originate consumer installment and home equity loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. Consumer installment and home equity lending collections are dependent on the borrowers' continuing financial stability and are more likely to be affected by adverse personal situations. Collateral values on properties securing consumer installment and home equity loans are negatively impacted by many factors, including the physical condition of the collateral and property values, although losses on consumer installment and home equity loans are often more significantly impacted by the unemployment rate and other economic conditions. The unemployment rates in Michigan, Ohio and Indiana were 4.5%, 4.5% and 3.3%, respectively, at June 30, 2018, compared to 4.7%, 4.7% and 3.4%, respectively, at December 31, 2017. The national average unemployment rate was 4.0% at June 30, 2018.
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
Nonperforming assets were $72.6 million at June 30, 2018, an increase of $0.7 million, or 0.9%, from $71.9 million at December 31, 2017. The increase in nonperforming assets during the six months ended June 30, 2018 was primarily attributable to one real estate construction loan relationship being downgraded to nonaccrual status. Nonperforming assets represented 0.36% of total assets at June 30, 2018 and 0.37% at December 31, 2017, respectively. Our nonperforming assets are not concentrated in any one industry or any one geographical area within our footprint.

The following schedule provides a summary of impaired assets:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans(1):
Commercial	$20,741	$19,691
Commercial real estate:
Owner-occupied	16,103	19,070
Non-owner occupied	9,168	5,270
Vacant land	3,135	5,205
Commercial real estate	28,406	29,545
Real estate construction and land development	5,704	77
Residential mortgage	7,974	8,635
Consumer installment	945	842
Home equity	2,972	4,305
Total nonaccrual loans	66,742	63,095
Other real estate and repossessed assets	5,828	8,807
Total nonperforming assets	$72,570	$71,902
Accruing troubled debt restructurings
Commercial loan portfolio	$34,161	$34,484
Consumer loan portfolio	14,105	14,298
Total performing troubled debt restructurings	48,266	48,782
Total impaired assets	$120,836	$120,684
Accruing loans contractually past due 90 days or more as to interest or principal payments, excluding loans accounted for under ASC 310-30
Commercial loan portfolio	$949	$13
Consumer loan portfolio	713	1,364
Total accruing loans contractually past due 90 days or more as to interest or principal payments	$1,662	$1,377
Nonperforming loans as a percent of total loans	0.46%	0.45%
Nonperforming assets as a percent of total assets	0.36%	0.37%
Impaired assets as a percent of total assets	0.59%	0.63%

(1)	Includes nonaccrual troubled debt restructurings.
Nonaccrual loans that meet the definition of a TDR (nonaccrual TDR) totaled $25.3 million at June 30, 2018, compared to $29.1 million at December 31, 2017. These loans have been modified by providing the borrower a financial concession that is intended to improve our probability of collection of the amounts due.

The following schedule summarizes impaired loans to commercial borrowers and the related valuation allowance at June 30, 2018 and December 31, 2017 and partial loan charge-offs (confirmed losses) taken on these impaired loans:

(Dollars in thousands)	Amount	Valuation Allowance	Confirmed Losses	Cumulative Inherent Loss Percentage
June 30, 2018
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$30,441	$2,444	$—	8%
With valuation allowance and charge-offs	7,612	777	7,505	55%
With charge-offs and no valuation allowance	10,533	—	5,127	33%
Without valuation allowance or charge-offs	39,629	—	—	—%
Total impaired loans to commercial borrowers	$88,215	$3,221	$12,632	16%
December 31, 2017
Impaired loans – originated commercial loan portfolio:
With valuation allowance and no charge-offs	$48,622	$4,618	$—	9%
With valuation allowance and charge-offs	8,591	919	9,335	57%
With charge-offs and no valuation allowance	4,695	—	2,568	35%
Without valuation allowance or charge-offs	21,889	—	—	—%
Total impaired loans to commercial borrowers	$83,797	$5,537	$11,903	18%

After analyzing the various components of the customer relationships and evaluating the underlying collateral of impaired loans, we determined that impaired loans in the commercial loan portfolio totaling $38.1 million at June 30, 2018 required a specific allocation of the allowance for loan losses (valuation allowance) of $3.2 million, compared to $57.2 million of impaired loans in the commercial loan portfolio at December 31, 2017 which required a valuation allowance of $5.5 million.

Nonperforming Loans

The following schedule provides the composition of nonperforming loans, by major loan category, as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Commercial loan portfolio:
Commercial	$20,741	31.1%	$19,691	31.2%
Commercial real estate:
Owner-occupied	16,103	24.1	19,070	30.2
Non-owner occupied	9,168	13.7	5,270	8.4
Vacant land	3,135	4.7	5,205	8.3
Total commercial real estate	28,406	42.5	29,545	46.9
Real estate construction and land development	5,704	8.6	77	0.1
Subtotal-commercial loan portfolio	54,851	82.2	49,313	78.2
Consumer loan portfolio:
Residential mortgage	7,974	11.9	8,635	13.7
Consumer installment	945	1.4	842	1.3
Home equity	2,972	4.5	4,305	6.8
Subtotal-consumer loan portfolio	11,891	17.8	13,782	21.8
Total nonperforming loans	$66,742	100.0%	$63,095	100.0%

Total nonperforming loans were $66.7 million at June 30, 2018, an increase of $3.6 million, or 5.8%, compared to $63.1 million at December 31, 2017. Our nonperforming loans in the commercial loan portfolio were $54.9 million at June 30, 2018, an increase of $5.6 million, or 11.3%, from $49.3 million at December 31, 2017. Nonperforming loans in the commercial loan portfolio comprised 82.2% of total nonperforming loans at June 30, 2018, compared to 78.2% at December 31, 2017. Our nonperforming loans in the consumer loan portfolio were $11.9 million at June 30, 2018, a decrease of $1.9 million, or 13.7%, from $13.8 million at December 31, 2017.

The following schedule summarizes changes in nonaccrual loans (including nonaccrual TDRs) during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$61,832	$47,841	$63,095	$44,334
Additions during period	22,592	11,044	36,302	25,082
Principal balances charged off	(5,060)	(1,564)	(9,049)	(6,307)
Transfers to other real estate/repossessed assets	(1,101)	(1,661)	(2,353)	(3,381)
Returned to accrual status	(1,894)	(519)	(4,437)	(1,895)
Payments received	(9,627)	(4,247)	(16,816)	(6,939)
Balance at end of period	$66,742	$50,894	$66,742	$50,894
Nonperforming Loans — Commercial Loan Portfolio
The following schedule presents information related to stratification of nonperforming loans in the commercial loan portfolio by dollar amount at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Number of Borrowers	Amount	Number of Borrowers	Amount
$5,000,000 or more	1	$5,565	2	$10,426
$2,500,000 – $4,999,999	3	9,813	—	—
$1,000,000 – $2,499,999	4	5,442	7	10,063
$500,000 – $999,999	10	7,782	12	8,593
$250,000 – $499,999	34	12,214	27	9,473
Under $250,000	190	14,035	150	10,758
Total	242	$54,851	198	$49,313
Nonperforming commercial loans within the commercial loan portfolio were $20.7 million at June 30, 2018, an increase of $1.0 million, or 5.3%, compared to $19.7 million at December 31, 2017. Nonperforming commercial loans comprised 0.6% of total commercial loans at both June 30, 2018 and December 31, 2017.
Nonperforming commercial real estate loans within the commercial loan portfolio were $28.4 million at June 30, 2018, a decrease of $1.1 million, or 3.9%, compared to $29.5 million at December 31, 2017. Nonperforming commercial real estate loans comprised 0.6% and 0.7% of total commercial real estate loans at June 30, 2018 and December 31, 2017, respectively. Nonperforming commercial real estate loans secured by owner occupied real estate, non-owner occupied real estate and vacant land totaled $16.1 million, $9.2 million and $3.1 million, respectively, at June 30, 2018. At June 30, 2018, our nonperforming commercial real estate loans were comprised of a diverse mix of commercial lines of business and were also geographically disbursed throughout our market areas. The largest concentrations of the $28.4 million in nonperforming commercial real estate loans at June 30, 2018 were three customer relationships totaling $9.5 million with one customer relationship totaling $3.9 million that was primarily secured by vacant land.
Nonperforming real estate construction and land development loans were $5.7 million at June 30, 2018, an increase of $5.6 million compared to $0.1 million at December 31, 2017. The increase in nonperforming real estate construction and land development loans was primarily due to a real estate construction loan relationship being downgraded to nonaccrual status during the second quarter of 2018. Nonperforming real estate construction and land development loans comprised 0.9% of total real estate construction and land development loans at June 30, 2018, compared to less than 0.1% at December 31, 2017.

At June 30, 2018, we had nonperforming loans in the commercial loan portfolio of $0.2 million that were secured by real estate and were in various stages of foreclosure, compared to $1.2 million at December 31, 2017.
Nonperforming Loans — Consumer Loan Portfolio
Nonperforming residential mortgage loans were $8.0 million at June 30, 2018, a decrease of $0.6 million, or 7.7%, from $8.6 million at December 31, 2017. Nonperforming residential mortgage loans comprised 0.2% and 0.3% of total residential mortgage loans at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, a total of $0.8 million of nonperforming residential mortgage loans were in various stages of foreclosure, compared to $0.5 million at December 31, 2017.
Nonperforming consumer installment loans were $0.9 million at June 30, 2018, compared to $0.8 million at December 31, 2017. Nonperforming consumer installment loans comprised 0.1% of total consumer installment loans at both June 30, 2018 and December 31, 2017.
Nonperforming home equity loans were $3.0 million at June 30, 2018, a decrease of $1.3 million, or 31.0%, compared to $4.3 million at December 31, 2017. Nonperforming home equity loans comprised 0.4% of total home equity loans at June 30, 2018, compared to 0.5% at December 31, 2017.
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
The following summarizes our TDRs (both accruing and nonaccrual) at June 30, 2018 and December 31, 2017:

	Accruing TDRs			Nonaccrual TDRs	Total
(Dollars in thousands)	Current	Past due 31-90 days	Subtotal
June 30, 2018
Commercial loan portfolio	$31,403	$2,758	$34,161	$21,539	$55,700
Consumer loan portfolio	13,992	113	14,105	3,791	17,896
Total TDRs	$45,395	$2,871	$48,266	$25,330	$73,596
December 31, 2017
Commercial loan portfolio	$30,706	$3,778	$34,484	$24,358	$58,842
Consumer loan portfolio	13,552	746	14,298	4,748	19,046
Total TDRs	$44,258	$4,524	$48,782	$29,106	$77,888

A summary of changes in our accruing TDRs in the commercial loan portfolio for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$35,216	$41,055	$34,484	$45,388
Additions for modifications	1,373	611	4,075	1,219
Principal payments and pay-offs	(602)	(796)	(2,244)	(3,815)
Transfers from nonaccrual status	67	99	67	1,176
Transfers to nonaccrual status	(1,893)	(1,255)	(2,221)	(4,254)
Balance at end of period	$34,161	$39,714	$34,161	$39,714

Other Real Estate and Repossessed Assets

Other real estate and repossessed assets are components of nonperforming assets, included in "Interest receivable and other assets" on the Consolidated Statements of Financial Position. These include other real estate (ORE), comprised of residential and commercial real estate and land development properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure, and repossessed assets, comprised of other personal and commercial assets. ORE totaled $4.9 million at June 30, 2018, a decrease of $3.3 million, or 40.4%, from $8.2 million at December 31, 2017. The decrease in ORE during the six months ended June 30, 2018 was primarily attributable to ORE sales. Repossessed assets totaled $1.0 million at June 30, 2018, an increase of $0.4 million, from $0.6 million at December 31, 2017.

The following schedule provides the composition of ORE at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Composition of ORE:
Vacant land	$401	$2,064
Commercial real estate properties	2,764	3,363
Residential real estate properties	1,712	2,755
Total ORE	$4,877	$8,182
The following schedule summarizes ORE activity during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$7,199	$15,895	$8,182	$16,812
Transfers based on adoption of ASU 2014-09	—	—	(189)	—
Additions	810	657	2,448	3,776
Write-downs	(132)	(504)	(783)	(773)
Net payments received	(36)	(163)	(139)	(202)
Dispositions	(2,964)	(2,248)	(4,642)	(5,976)
Balance at end of period	$4,877	$13,637	$4,877	$13,637
Our ORE is carried at the lower of cost or fair value less estimated cost to sell. We had $1.4 million in ORE at June 30, 2018 that had been held in excess of one year, of which $0.6 million had been held in excess of three years. We had $9.3 million of nonperforming loans that were in the process of foreclosure at June 30, 2018.

All of our ORE properties have been written down to fair value through a charge-off against the allowance for loan losses at the time the loan was transferred to ORE, through a subsequent write-down, recorded as an operating expense, to recognize a further market value decline of the property after the initial transfer date, or due to recording at fair value as a result of acquisition transactions. Accordingly, at June 30, 2018, the carrying value of ORE of $4.9 million was reflective of $2.8 million in charge-offs, write-downs and acquisition-related fair value adjustments.

During the six months ended June 30, 2018, we sold 69 ORE properties for proceeds of $5.4 million. On an average basis, the net proceeds from these sales represented 116% of the carrying value of the property at the time of sale, with the proceeds representing 59% of the remaining contractual loan balance at the time these loans were classified as nonperforming.
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
The allowance for each acquired loan portfolio was not carried over on the date of each respective acquisition. Instead, the acquired loans were recorded at their estimated fair values at each acquisition date, with the estimated fair values including a component for expected credit losses. Acquired loans are subsequently evaluated for further credit deterioration in loan pools, which consist of loans with similar credit risk characteristics. If an acquired loan pool experiences a decrease in expected cash flows, as compared to those expected at the acquisition date, an allowance is established and allocated to acquired loans. The acquired allowance is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in the loan portfolio. The allowance is evaluated utilizing the key assumptions and estimates, similar to the initial estimate of fair value. Management must use judgment to develop our estimates of cash flows for acquired loans, which are impacted by many factors, including changes in property values, default rates, loss severities and prepayment speeds. As a result of the significant amount of judgment involved in estimating future cash flows expected to be collected for acquired loans, the adequacy of the allowance could be significantly impacted by changes in expected cash flows resulting from changes in credit quality of acquired loans. There was no allowance needed for the acquired loan portfolio as of June 30, 2018 and December 31, 2017.
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
The following schedule summarizes information related to our allowance for loan losses:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Allowance for loan losses:
Originated loans	$100,015	$91,887
Acquired loans	—	—
Total	$100,015	$91,887
Nonperforming loans	$66,742	$63,095
Allowance for loan losses (originated loans) as a percent of:
Total originated loans	0.94%	0.94%
Nonperforming loans	150%	146%
Nonperforming loans, less impaired originated loans for which the expected loss has been charged-off	178%	157%

A summary of the activity in the allowance for loan losses is included in the table below.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Allowance for loan losses - originated loan portfolio
Allowance for loan losses - beginning of period	$94,762	$91,887	$78,774	$91,887	$78,268
Provision for loan losses	9,572	6,256	6,229	15,828	10,279
Loan charge-offs:
Commercial	(1,210)	(1,493)	(355)	(2,703)	(2,992)
Commercial real estate:
Owner-occupied	(1,752)	(147)	(313)	(1,899)	(328)
Non-owner occupied	(2)	(495)	(58)	(497)	(70)
Vacant land	(926)	(450)	—	(1,376)	(18)
Total commercial real estate	(2,680)	(1,092)	(371)	(3,772)	(416)
Real estate construction and land development	—	(9)	—	(9)	(9)
Residential mortgage	(172)	(159)	(168)	(331)	(811)
Consumer installment	(1,389)	(1,496)	(1,347)	(2,885)	(3,161)
Home equity	(275)	(575)	(63)	(850)	(489)
Total loan charge-offs	(5,726)	(4,824)	(2,304)	(10,550)	(7,878)
Recoveries of loans previously charged off:
Commercial	693	241	116	934	754
Commercial real estate:
Owner-occupied	96	488	140	584	880
Non-owner occupied	94	39	23	133	56
Vacant land	5	2	3	7	5
Total commercial real estate	195	529	166	724	941
Real estate construction and land development	—	35	—	35	—
Residential mortgage	84	106	187	190	263
Consumer installment	395	499	600	894	1,104
Home equity	40	33	29	73	66
Total loan recoveries	1,407	1,443	1,098	2,850	3,128
Net loan charge-offs	(4,319)	(3,381)	(1,206)	(7,700)	(4,750)
Total allowance for loan losses	$100,015	$94,762	$83,797	$100,015	$83,797
Net loan charge-offs as a percent of average loans (annualized)	0.12%	0.10%	0.04%	0.11%	0.07%

The following schedule summarizes information related to our allowance for loan losses for both originated and acquired loans:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Allowance Amount	Percent of loans in each category to total loans	Allowance Amount	Percent of loans in each category to total loans
Originated loans:
Commercial	$29,884	18.9%	$25,329	17.0%
Commercial real estate:
Owner-occupied	16,461	8.6	15,664	8.4
Non-owner occupied	21,286	12.5	18,309	10.7
Vacant land	892	0.3	1,145	0.3
Total commercial real estate	38,639	21.4	35,118	19.4
Real estate construction and land development	4,142	3.8	5,686	3.5
Residential mortgage	15,058	14.8	13,375	13.9
Consumer Installment	8,814	10.3	8,577	10.7
Home equity	3,478	4.2	3,802	4.3
Subtotal — originated loans	100,015	73.4%	91,887	68.8%
Acquired loans	—	26.6	—	31.2
Total	$100,015	100.0%	$91,887	100.0%
Deposits
Total deposits were $14.55 billion at June 30, 2018, an increase of $0.91 billion, or 6.7%, from total deposits of $13.64 billion at December 31, 2017. The increase in total deposits during the six months ended June 30, 2018 was primarily attributable to an increase in non-interest bearing checking accounts, money market accounts, brokered deposits, and other time deposits. Interest- and noninterest-bearing checking deposits, money market and savings accounts totaled $10.25 billion at June 30, 2018, compared to $10.11 billion at December 31, 2017. Time and brokered deposits totaled $4.30 billion at June 30, 2018, compared to $3.54 billion at December 31, 2017.
It is our strategy to develop customer relationships that will drive core deposit growth and stability. Our competitive position within many of our market areas has historically limited our ability to materially increase core deposits without adversely impacting the weighted average cost of the deposit portfolio. While competition for core deposits remained strong throughout our markets during the six months ended June 30, 2018, our efforts to expand deposit relationships with existing customers, our financial strength, and a general trend in customers holding more liquid assets have resulted in continued increases in customer deposits.
At June 30, 2018, time deposits, which consist of certificates of deposit, including CDARS, IRA deposits and other brokered funds, totaled $3.88 billion, of which $1.58 billion have stated maturities during the remainder of 2018. We expect the majority of these maturing time deposits to be renewed by customers. The following schedule summarizes the scheduled maturities of our time deposits as of June 30, 2018:

(Dollars in thousands)	Amount	Weighted Average Interest Rate
2018 maturities:
Third quarter	$1,008,284	1.2
Fourth quarter	573,143	1.5
2018 remaining maturities	1,581,427	1.4
2019 maturities	1,583,126	1.7
2020 maturities	462,380	1.9
2021 maturities	145,688	1.6
2022 maturities	82,224	1.6
2023 maturities and beyond	23,841	1.6
Total time deposits	$3,878,686	1.6%

The below table presents the maturity distribution of time deposits of $250,000 or more at June 30, 2018. Time deposits of $250,000 or more totaled $2.16 billion and represented 14.9% of total deposits at June 30, 2018.

	June 30, 2018
(Dollars in thousands)	Amount	Percent
Maturity:
Within 3 months	$554,483	25.6%
After 3 but within 6 months	443,720	20.5
After 6 but within 12 months	808,823	37.4
After 12 months	357,225	16.5
Total	$2,164,251	100.0%

Borrowed Funds and Other Short-Term Liabilities

Borrowed funds consist of short-term and long-term borrowings. Other short-term liabilities consist of collateralized customer deposits. Short-term borrowings, which generally have an original term to maturity of 30 days or less, consist of short-term Federal Home Loan Bank ("FHLB") advances, a revolving line-of-credit and federal funds purchased which are utilized by us to fund short-term liquidity needs. Long-term borrowings consist of long-term FHLB advances, subordinated debt obligations and additionally included a non-revolving line-of-credit as of December 31, 2017.

Other Short-term Liabilities

Other short-term liabilities consist of collateralized customer deposits, which represent funds deposited by customers that are collateralized by investment securities owned by Chemical Bank, as these deposits are not covered by Federal Deposit Insurance Corporation ("FDIC") insurance. These funds have been a stable source of liquidity for Chemical Bank, much like our core deposit base, and are generally only provided to customers that have an established banking relationship with Chemical Bank. Our collateralized customer deposits do not qualify as sales for accounting purposes. Collateralized customer deposits were $378.9 million at June 30, 2018, compared to $415.2 million at December 31, 2017.

Short-term Borrowings

Short-term borrowings were $2.10 billion at June 30, 2018 and $2.00 billion at December 31, 2017 and were comprised of FHLB borrowings and a revolving line-of-credit at June 30, 2018 and solely, FHLB borrowings at December 31, 2017. Short-term borrowings increased $95.0 million, during the six months ended June 30, 2018, primarily due to a draw on our revolving line-of-credit to pay off our long-term line-of-credit and short-term FHLB advances utilized by us to fund short-term liquidity needs. The average daily balance, average interest-rate during the period and maximum month-end balance of our revolving line-of-credit during the six months ended June 30, 2018 were $10.0 million, 4.37%, and $20.0 million, respectively.

FHLB advances are borrowings from the Federal Home Loan Bank that are generally used to fund loans and are secured by both a blanket security agreement of residential mortgage first lien and other real estate loans with an aggregate book value equal to at least 140% of the advances and FHLB capital stock owned by Chemical Bank. The carrying value of loans eligible as collateral under the blanket security agreement was $7.50 billion at June 30, 2018. The average daily balance, average interest rate during the period and maximum month-end balance of short-term FHLB advances during the six months ended June 30, 2018 were $2.1 billion, 1.73% and $2.4 billion, respectively. We rely on short-term FHLB advances to cover short-term liquidity needs.

Long-term Borrowings

Long-term borrowings were $331.0 million and $372.9 million at June 30, 2018 and December 31, 2017, respectively.

A summary of the composition of our long-term borrowings follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Long-term borrowings:
Long-term FHLB advances	$315,149	$337,204
Non-revolving line-of-credit	—	19,963
Subordinated debt obligations	15,807	15,715
Total long-term borrowings	$330,956	$372,882
Credit-Related Commitments
We have credit-related commitments that may impact our liquidity. The following schedule summarizes our credit-related commitments and expected expiration dates by period as of June 30, 2018. Because many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future liquidity requirements. Refer to Note 11 to our Consolidated Financial Statements for a further discussion of these obligations.

(Dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unused commitments to extend credit:
Loans to commercial borrowers	$1,012,262	$754,721	$225,824	$330,789	$2,323,596
Loans to consumer borrowers	207,566	167,625	139,869	219,205	734,265
Total unused commitments to extend credit	1,219,828	922,346	365,693	549,994	3,057,861
Undisbursed loan commitments (1)	590,166	—	—	—	590,166
Standby letters of credit	176,174	67,541	31,604	25,127	300,446
Total credit-related commitments	$1,986,168	$989,887	$397,297	$575,121	$3,948,473

(1)	Excludes $144.0 million of residential mortgage loan originations that were expected to be sold in the secondary market.

Capital

Capital supports current operations and provides the foundation for future growth and expansion. Our total shareholders' equity was $2.75 billion at June 30, 2018, an increase of $82.3 million, or 3.1%, from total shareholders' equity of $2.67 billion at December 31, 2017. Our total shareholders' equity as a percentage of total assets was 13.6% at June 30, 2018, compared to 13.8% at December 31, 2017. Our tangible shareholders' equity, which is defined as total shareholders' equity less goodwill and other acquired intangible assets, totaled $1.59 billion at June 30, 2018 and $1.51 billion at December 31, 2017. Our tangible shareholders' equity to tangible assets ratio was 8.3% at both June 30, 2018 and December 31, 2017. Tangible shareholders' equity and the tangible shareholders' equity to tangible assets ratio are non-GAAP financial measures. Please refer to the section entitled "Non-GAAP Financial Measures."

Regulatory Capital

Under the regulatory "risk-based" capital guidelines in effect for both banks and bank holding companies, minimum capital levels are based upon perceived risk in the Corporation's and Chemical Bank's various asset categories. These guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Regulatory capital is divided by the computed total of risk-weighted assets to arrive at the risk-based capital ratios. Risk-weighted assets of the Corporation and Chemical Bank totaled $15.16 billion and $15.13 billion at June 30, 2018, respectively, compared to $14.74 billion and $14.70 billion at December 31, 2017, respectively. The increase in risk-weighted assets during the six months ended June 30, 2018 was primarily attributable to an increase in our investment securities portfolio.

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

The Corporation and Chemical Bank both continue to maintain strong capital positions, which exceeded the minimum capital adequacy levels prescribed by the Board of Governors of the Federal Reserve System (Federal Reserve) at June 30, 2018, as shown in the following schedule:

	June 30, 2018
	Leverage Ratio	Risk-Based Capital Ratios
		CET Tier 1	Tier 1	Total
Actual Capital Ratios:
Chemical Financial Corporation	8.6%	10.6%	10.6%	11.4%
Chemical Bank	8.7	10.7	10.7	11.4
Minimum required for capital adequacy purposes	4.0	4.5	6.0	8.0
Minimum required for “well-capitalized” capital adequacy purposes	5.0	6.5	8.0	10.0

As of June 30, 2018, the Corporation and Chemical Bank's capital ratios exceeded the minimum levels required to be categorized as well-capitalized, as defined by applicable regulatory requirements. See Note 16 to the Consolidated Financial Statements for more information regarding the Corporation's and Chemical Bank's regulatory capital ratios.

Results of Operations

Overview

Our net income was $69.0 million, or $0.96 per diluted share, in the second quarter of 2018, compared to net income of $71.6 million, or $0.99 per diluted share, in the first quarter of 2018, and net income of $52.0 million, or $0.73 per diluted share, in the second quarter of 2017. Net income, excluding significant items, in the second quarter of 2017, a non-GAAP financial measure, was $52.3 million, or $0.73 per diluted share. Significant items consisted of $0.5 million of merger expenses in the second quarter of 2017. We had no significant items in the second quarter of 2018 or the first quarter of 2018. The decrease in net income in the second quarter of 2018, compared to the first quarter of 2018, was primarily attributable to increases in our provision for loan losses and operating expenses, partially offset by an increase in our net interest income. The increase in net income, excluding significant items, in the second quarter of 2018, compared to the second quarter of 2017, was primarily attributable to an increase in net interest income primarily due to originated loan growth and an increase in investment securities, and a decrease in our income tax expense as a result of the enactment of the Tax Cuts and Jobs Act, which reduced the federal corporate tax rate to 21% effective January 1, 2018, partially offset by an increase in operating expenses.

For the six months ended June 30, 2018, our net income was $140.6 million, or $1.95 per diluted share, compared to net income of $99.6 million, or $1.39 per diluted share, for the six months ended June 30, 2017. Net income, excluding significant items, for the six months ended June 30, 2017, a non-GAAP financial measure, was $102.6 million, or $1.43 per diluted share. Significant items consisted of $4.6 million of merger expenses for the six months ended June 30, 2017. We had no significant items in the six months ended June 30, 2018. The increase in net income, excluding significant items, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily attributable to an increase in net interest income, largely due to originated loan growth and an increase in investment securities and a decrease in our income tax expense as a result of the enactment of the Tax Cuts and Jobs Act, which reduced the federal corporate tax rate to 21% effective January 1, 2018.

Return on average assets was 1.39% in the second quarter of 2018, compared to 1.47% in the first quarter of 2018 and 1.14% in the second quarter of 2017. Return on average assets, excluding significant items, a non-GAAP financial measure, net of tax was 1.15% in the second quarter of 2017. Return on average shareholders' equity was 10.2% in the second quarter of 2018, compared to 10.7% in the first quarter of 2018 and 8.0% in the second quarter of 2017. Our return on average tangible shareholders' equity was 17.8% in the second quarter of 2018, compared to 19.0% in the first quarter of 2018 and 14.3% in the second quarter of 2017. Our return on average tangible equity, excluding significant items, a non-GAAP financial measure, was 14.4% in the second quarter of 2017.

Return on average assets was 1.43% in the six months ended June 30, 2018, compared to 1.11% in the six months ended June 30, 2017. Return on average assets, excluding significant items, a non-GAAP financial measure, net of tax was 1.15% in the six months ended June 30, 2017. Return on average shareholders' equity was 10.5% in the six months ended June 30, 2018, compared to 7.7% in the six months ended June 30, 2017. Return on average shareholders' equity, excluding significant items, a non-GAAP financial measure, net of tax was 7.9% in the six months ended June 30, 2017. Our return on average tangible shareholders' equity was 18.4% in the six months ended June 30, 2018, compared to 13.8% in the six months ended June 30, 2017. Our return on average tangible equity, excluding significant items, a non-GAAP financial measure, was 14.2% in the six months ended June 30, 2017.

Please refer to the section entitled "Non-GAAP Financial Measures" included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans, investment and non-marketable equity securities and interest-bearing deposits with the Federal Reserve Bank (FRB) and other banks, and interest expense on liabilities, such as deposits and borrowings. Net interest income is our largest source of net revenue (net interest income plus noninterest income), representing 80.6% of net revenue for the second quarter of 2018, compared to 78.9% for the first quarter of 2018 and 76.8% for the second quarter of 2017. Net interest income represented 79.7% of net revenue during the six months ended June 30, 2018, compared to 77.1% during the six months ended June 30, 2017. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt commercial loans and investment securities. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, annualized as applicable. Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Because noninterest-bearing sources of funds, or free funds (principally demand deposits and shareholders' equity), also support earning assets, the net interest margin exceeds the net interest spread.

Average Balances, Fully Tax Equivalent (FTE) Interest and Effective Yields and Rates

The following tables present the average daily balances of our major categories of assets and liabilities, interest income and expense on a fully tax equivalent (FTE) basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017 and for the six months ended June 30, 2018 and June 30, 2017. The presentation of net interest income on an FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. Please refer to the section entitled "Non-GAAP Financial Measures."

	Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
(Dollars in thousands)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)	Average Balance	Interest (FTE)	Effective Yield/ Rate(1)
Assets
Interest-earning Assets:
Loans(2)	$14,389,574	$166,125	4.63%	$14,224,926	$157,568	4.48%	$13,513,927	$142,128	4.22%
Taxable investment securities	2,019,003	14,706	2.91	1,781,995	12,419	2.79	1,364,358	7,125	2.09
Tax-exempt investment securities	1,020,567	7,592	2.98	1,010,092	7,033	2.79	882,445	6,781	3.07
Other interest-earning assets	189,654	2,189	4.63	180,084	1,901	4.28	166,244	1,246	3.01
Interest-bearing deposits with the FRB and other banks and federal funds sold	228,464	1,301	2.28	262,910	1,240	1.91	302,022	1,022	1.36
Total interest-earning assets	17,847,262	191,913	4.31	17,460,007	180,161	4.17	16,228,996	158,302	3.91
Less: Allowance for loan losses	(96,332)			(92,648)			(80,690)
Other assets:
Cash and cash due from banks	219,751			226,660			222,954
Premises and equipment	126,570			126,742			145,320
Interest receivable and other assets	1,753,742			1,737,116			1,748,119
Total assets	$19,850,993			$19,457,877			$18,264,699
Liabilities and shareholders' equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$2,597,610	$1,393	0.22%	$2,767,267	$1,225	0.18%	$2,682,652	$1,289	0.19%
Savings deposits	4,116,683	6,074	0.59	4,047,004	4,937	0.49	3,881,260	3,047	0.31
Time deposits	3,468,395	12,240	1.42	3,262,568	9,755	1.21	2,958,436	6,246	0.85
Collateralized customer deposits	399,911	641	0.64	409,077	524	0.52	337,670	196	0.23
Short-term borrowings	2,249,655	10,408	1.86	2,055,556	8,166	1.61	1,689,835	4,463	1.06
Long-term borrowings	336,985	1,289	1.53	372,886	1,464	1.59	474,086	1,944	1.65
Total interest-bearing liabilities	13,169,239	32,045	0.98	12,914,358	26,071	0.82	12,023,939	17,185	0.57
Noninterest-bearing deposits	3,792,803	—	—	3,688,581	—	—	3,499,686	—	—
Total deposits and borrowed funds	16,962,042	32,045	0.76	16,602,939	26,071	0.64	15,523,625	17,185	0.44
Interest payable and other liabilities	181,605			186,613			134,557
Shareholders’ equity	2,707,346			2,668,325			2,606,517
Total liabilities and shareholders’ equity	$19,850,993			$19,457,877			$18,264,699
Net Interest Spread (Average yield earned minus average rate paid)			3.33%			3.35%			3.34%
Net Interest Income (FTE)		$159,868			$154,090			$141,117
Net Interest Margin (Net interest income (FTE) divided by total average interest-earning assets)			3.59%			3.56%			3.48%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$159,868			$154,090			$141,117
Adjustments for taxable equivalent interest(1):
Loans		(737)			(750)			(814)
Tax-exempt investment securities		(1,594)			(1,477)			(2,355)
Total taxable equivalent interest adjustments		(2,331)			(2,227)			(3,169)
Net interest income (GAAP)		$157,537			$151,863			$137,948
Net interest margin (GAAP)		3.54%			3.51%			3.41%

(1) Fully taxable equivalent (FTE) basis using a federal income tax rate of 21% for periods in 2018 and 35% for period in 2017. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry. Please refer to the section entitled "Non-GAAP
Financial Measures."

(2) Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Tax equivalent interest also includes net loan fees.

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest (FTE)	Effective Yield/Rate (1)	Average Balance	Interest (FTE)	Effective Yield/Rate (1)
Assets
Interest-earning assets:
Loans(2)	$14,307,705	$323,693	4.55%	$13,335,876	$275,421	4.16%
Taxable investment securities	1,901,154	27,125	2.85	1,185,915	11,881	2.00
Tax-exempt investment securities	1,015,358	14,625	2.88	872,034	13,276	3.04
Other interest-earning assets	184,895	4,090	4.46	134,962	1,867	2.79
Interest-bearing deposits with the FRB and other banks and federal funds sold	245,592	2,541	2.09	285,746	1,821	1.28
Total interest-earning assets	17,654,704	372,074	4.24	15,814,533	304,266	3.87
Less: Allowance for loan losses	(94,500)			(79,658)
Other assets:
Cash and cash due from banks	223,186			226,061
Premises and equipment	126,656			145,680
Interest receivable and other assets	1,745,475			1,764,925
Total assets	$19,655,521			$17,871,541
Liabilities and shareholders' equity
Interest-bearing Liabilities:
Interest-bearing demand deposits	$2,681,970	$2,618	0.20%	$2,789,762	$2,307	0.17%
Savings deposits	4,082,036	11,011	0.54	3,862,033	4,768	0.25
Time deposits	3,366,051	21,995	1.32	2,955,768	12,423	0.85
Collateralized customer deposits	404,468	1,165	0.58	335,679	346	0.21
Short-term borrowings	2,153,069	18,574	1.74	1,293,232	5,971	0.93
Long-term borrowings	354,909	2,753	1.56	506,379	4,169	1.66
Total interest-bearing liabilities	13,042,503	58,116	0.90	11,742,853	29,984	0.51
Noninterest-bearing deposits	3,740,979	—	—	3,402,981	—	—
Total deposits and borrowed funds	16,783,482	58,116	0.70	15,145,834	29,984	0.40
Interest payable and other liabilities	184,096			130,140
Shareholders' equity	2,687,943			2,595,567
Total liabilities and shareholders' equity	$19,655,521			$17,871,541
Net Interest Spread (Average yield earned minus average rate paid)			3.34%			3.36%
Net Interest Income (FTE)		$313,958			$274,282
Net Interest Margin (Net Interest Income (FTE) divided by total average interest-earning assets)			3.58%			3.49%

Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$313,958			$274,282
Adjustments for taxable equivalent interest (1):
Loans		(1,487)			(1,622)
Tax-exempt investment securities		(3,071)			(4,615)
Total taxable equivalent interest adjustments		(4,558)			(6,237)
Net interest income (GAAP)		$309,400			$268,045
Net interest margin (GAAP)		3.53%			3.41%

(1)
Fully taxable equivalent (FTE) basis using a federal income tax rate of 21% for the six months ended June 30, 2018 and 35% for the six months ended June 30, 2017. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

(2)	Nonaccrual loans and loans held-for-sale are included in average balances reported and are included in the calculation of yields. Tax equivalent interest also includes net loan fees.

Net interest income (FTE) of $159.9 million in the second quarter of 2018 was $5.8 million, or 3.7%, higher than net interest income (FTE) of $154.1 million in the first quarter of 2018, and 13.3% higher than net interest income (FTE) of $141.1 million in the second quarter of 2017. The net interest margin (FTE) increased to 3.59% in the second quarter of 2018, compared to 3.56% in the first quarter of 2018 and 3.48% in the second quarter of 2017. The increase in both net interest income (FTE) and net interest margin (FTE) in the second quarter of 2018, compared to both the first quarter of 2018 and the second quarter of 2017, was primarily attributable to increases in average balances and yields earned on loans and investment securities, partially offset by an increase in our cost of funds. The average yield on interest-earning assets increased 14 basis points to 4.31% in the second quarter of 2018, from 4.17% in the first quarter of 2018, and increased 40 basis points compared to 3.91% in the second quarter of 2017. Interest accretion from purchase accounting discounts on acquired loans contributed 26 basis points to our net interest margin (FTE) in the second quarter of 2018, compared to 29 basis points in the first quarter of 2018 and 21 basis points in the second quarter of 2017. The yield on total loans in the second quarter of 2018 of 4.63%, increased 15 basis points compared to 4.48% in the first quarter of 2018, and increased 41 basis points compared to 4.22% in the second quarter of 2017, primarily due to higher yields on originated loans and the benefit from interest rate adjustments on variable rate loans during the first and second quarters of 2018. The average cost of interest-bearing liabilities increased 16 basis points to 0.98% in the second quarter of 2018, compared to 0.82% in the first quarter of 2018, and increased 41 basis points, compared to 0.57% in the second quarter of 2017, primarily due to increases in funding costs resulting from the rising market rate environment combined with an increase in average balances of short-term borrowings and deposits.

Net interest income (FTE) of $314.0 million for the six months ended June 30, 2018 was $39.7 million, or 14.5%, higher than net interest income (FTE) of $274.3 million for the six months ended June 30, 2017, with the increase primarily attributable to an increase in loan yields and originated loan growth and an increase in the investment portfolio, partially offset by an increase in our cost of funds. The net interest margin (FTE) was 3.58% for the six months ended June 30, 2018, compared to 3.49% for the six months ended June 30, 2017. The average yield on interest-earning assets increased 37 basis points to 4.24% in the six months ended June 30, 2018 from 3.87% in the six months ended June 30, 2017. The increase in our investment securities portfolio was primarily due management's long-term plan to increase our investment securities as a percent of total assets. Interest accretion from purchase accounting discounts on acquired loans contributed 27 basis points to our net interest margin (FTE) in the six months ended June 30, 2018, compared to 17 basis points in the six months ended June 30, 2017. The average cost of interest-bearing liabilities increased 39 basis points to 0.90% in the six months ended June 30, 2018, from 0.51% in the six months ended June 30, 2017, primarily due to an increase funding costs resulting from a rise in market rates combined with an increase in average balances of short-term borrowings and deposits.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, increased to 5.00% in June 2018 from the previous rate of 4.75% in January 2018 and from the previous rate of 4.50% in December 2017. The prime interest rate has historically been 300 basis points higher than the federal funds rate. The majority of our variable interest rate loans in the commercial loan portfolio are tied to the prime rate.
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

	Three Months Ended June 30, 2018
	Compared to Three Months Ended March 31, 2018			Compared to Three Months Ended June 30, 2017
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)	Average Volume(1)	Average Yield/Rate(1)	Combined Increase/ (Decrease)
Changes in Interest Income on Interest-Earning Assets:
Loans	$2,845	$5,712	$8,557	$10,539	$13,458	$23,997
Taxable investment securities/other assets	1,841	734	2,575	4,385	4,139	8,524
Tax-exempt investment securities	74	485	559	1,021	(210)	811
Interest-bearing deposits with the FRB and other banks	(156)	217	61	(331)	610	279
Total change in interest income on interest-earning assets	4,604	7,148	11,752	15,614	17,997	33,611
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(73)	241	168	(30)	134	104
Savings deposits	167	970	1,137	585	2,442	3,027
Time deposits	1,135	1,350	2,485	1,702	4,292	5,994
Collateralized customer deposits	(11)	128	117	48	397	445
Short-term borrowings	847	1,395	2,242	1,791	4,154	5,945
Long-term borrowings	(125)	(50)	(175)	(748)	93	(655)
Total change in interest expense on interest-bearing liabilities	1,940	4,034	5,974	3,348	11,512	14,860
Total Change in Net Interest Income (FTE)(2)	$2,664	$3,114	$5,778	$12,266	$6,485	$18,751

(1) The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Fully taxable equivalent basis using a federal income tax rate of 21% for the periods in 2018 and 35% for period in 2017. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

	Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
	Increase (Decrease) Due to Changes in		Combined Increase/ (Decrease)
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)
Changes in Interest Income on Interest-Earning Assets:
Loans	$22,866	$25,406	$48,272
Taxable investment securities/other assets	9,891	7,576	17,467
Tax-exempt investment securities	2,085	(736)	1,349
Interest-bearing deposits with the FRB and other banks	(412)	1,132	720
Total change in interest income on interest-earning assets	34,430	33,378	67,808
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing demand deposits	(113)	424	311
Savings deposits	760	5,483	6,243
Time deposits	2,160	7,412	9,572
Short-term borrowings	5,455	7,148	12,603
Long-term borrowings	(1,180)	(236)	(1,416)
Total change in interest expense on interest-bearing liabilities	7,082	20,231	27,313
Total Change in Net Interest Income (FTE)(2)	$27,348	$13,147	$40,495

(1) The change in interest income and interest expense due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Fully taxable equivalent (FTE) basis using a federal income tax rate of 21% for the six months ended June 30, 2018 and 35% for the six months ended
      June 30, 2017. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

Provision for Loan Losses

The provision for loan losses ("provision") is an increase to the allowance, as determined by management, to provide for probable losses inherent in the originated loan portfolio and for impairment in pools of acquired loans that results from us experiencing a decrease, if any, in expected cash flows of acquired loans during each reporting period. The provision was $9.6 million in the second quarter of 2018, compared to $6.3 million in the first quarter of 2018 and $6.2 million in the second quarter of 2017. The increase in the provision in the second quarter of 2018, compared to the first quarter of 2018, was primarily the result of an increase in originated loan growth. The provision for loan losses in the second quarter of 2017 received the benefit of an improvement in credit quality indicators. Originated loan growth was $684.0 million in the second quarter of 2018, which was partially offset by run-off in the acquired loan portfolio of $323.1 million during the same period, compared to originated loan growth of $265.1 million in the first quarter of 2018, partially offset by run-off in the acquired loan portfolio of $201.6 million during the same period and originated loan growth of $699.9 million in the second quarter of 2017, partially offset by run-off in the acquired loan portfolio of $305.9 million during the same period. The provision was $15.8 million in the six months ended June 30, 2018, compared to $10.3 million in the six months ended June 30, 2017. The provision for loan losses in the six months ended 2017 received the benefit of an improvement in credit quality indicators. All acquired loans were recorded at their estimated fair value at each respective acquisition date without a carryover of the related allowance and, at each of June 30, 2018, December 31, 2017 and June 30, 2017, no allowance was determined to be needed for acquired loans as a decrease in expected cash flows was not evident.

We experienced net loan charge-offs of $4.3 million in the second quarter of 2018, compared to $3.4 million in the first quarter of 2018 and $1.2 million in the second quarter of 2017. Net loan charge-offs as a percentage of average loans (annualized) were 0.12% in the second quarter of 2018, compared to 0.10% in the first quarter of 2018 and 0.04% in the second quarter of 2017. The increase in charge-offs in the second quarter of 2018, compared to both the first quarter of 2018 and the second quarter of 2017, was primarily due to charge-offs taken on loans individually evaluated for impairment with previously established specific reserves. Net loan charge-offs were $7.7 million in the six months ended June 30, 2018, compared to $4.8 million in the six months ended June 30, 2017. Net loan charge-offs as a percentage of average loans (annualized) were 0.11% in the six months ended June 30, 2018, compared to 0.07% in the six months ended June 30, 2017. Net loan charge-offs in the commercial loan portfolios totaled $3.0 million in the second quarter of 2018, compared to $1.8 million in the first quarter of 2018 and $0.4 million in the second quarter of 2017. Net loan charge-offs in the commercial loan portfolios totaled $4.8 million in the six months ended June 30, 2018, compared to $1.7 million in the six months ended June 30, 2017. Net loan charge-offs in the consumer loan portfolios totaled $1.3 million in the second quarter of 2018, compared to $1.6 million in the first quarter of 2018 and $0.8 million in the second quarter of 2017. Net loan charge-offs in the consumer loan portfolios totaled $2.9 million in the six months ended June 30, 2018, compared to $3.0 million in the six months ended June 30, 2017.

Noninterest Income
The following table presents the major components of noninterest income:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Noninterest income
Service charges and fees on deposit accounts	$8,615	$8,463	$8,777	$17,078	$16,781
Wealth management revenue	7,188	6,311	6,958	13,499	12,785
Electronic banking fees(1)	4,250	4,057	7,482	8,307	14,299
Net gain on sale of loans and other mortgage banking revenue	8,874	8,783	11,681	17,657	21,360
Change in fair value in loan servicing rights(2)	(30)	3,752	(1,802)	3,722	(2,321)
Other fees for customer services(1)	1,607	1,695	1,739	3,302	3,306
Insurance commissions(1)	17	2	513	19	1,020
Gain on sale of investment securities	3	—	77	3	167
Bank-owned life insurance(3)	1,669	891	1,106	2,560	2,317
Rental income(3)	180	199	139	379	298
Other	5,645	6,401	4,898	12,046	9,566
Total noninterest income	$38,018	$40,554	$41,568	$78,572	$79,578
Noninterest income as a percentage of:
Net revenue (net interest income plus noninterest income)	19.4%	21.1%	23.2%	20.3%	22.9%
Average total assets (annualized)	0.8%	0.8%	0.9%	0.8%	0.9%

(1)	Included within the line item "Other charges and fees for customer services" in the Consolidated Statements of Income.

(2)	Included within the line item "Net gain on sale of loans and other mortgage banking revenue" in our Consolidated Statements of Income.

(3)	Included within the line item "Other" noninterest income in the Consolidated Statements of Income.

Noninterest income was $38.0 million in the second quarter of 2018, compared to $40.6 million in the first quarter of 2018 and $41.6 million in the second quarter of 2017. Noninterest income in the second quarter of 2018 decreased $2.6 million, or 6.3%, compared to the first quarter of 2018, primarily due to the benefit from the change in fair value in loan servicing rights in the first quarter of 2018 of $3.8 million, partially offset by an increase in wealth management revenue. Noninterest income in the second quarter of 2018 decreased $3.6 million, or 8.5%, compared to the second quarter of 2017, and decreased $1.1 million to $78.6 million in the six months ended June 30, 2018, compared to $79.6 million in the six months ended June 30, 2017, primarily due to decreases in net gain on sale of loans and other mortgage banking revenue and electronic banking fees, partially offset by the impact of the change in fair value in loan servicing rights.
Service charges and fees on deposit accounts, which include overdraft/non-sufficient funds fees, checking account fees and other deposit account charges, were $8.6 million in the second quarter of 2018, $8.5 million in the first quarter of 2018, and $8.8 million in the second quarter of 2017. Service charges and fees on deposit accounts increased $0.1 million, or 1.8%, in the second quarter of 2018, compared to the first quarter of 2018, and $0.2 million, or 1.8%, from the second quarter of 2017. Service charges and fees on deposit accounts were $17.1 million in the six months ended June 30, 2018, compared to $16.8 million in the six months ended June 30, 2017. Overdraft/non-sufficient funds fees included in service charges and fees on deposit accounts were $6.1 million in the second quarter of 2018, compared to $5.9 million in the first quarter of 2018 and $6.4 million in the second quarter of 2017.
Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial account fees and fees from the sale of investment products. Volatility in the equity and bond markets impacts the market value of trust assets and related investment fees. Wealth management revenue was $7.2 million in the second quarter of 2018, compared to $6.3 million in the first quarter of 2018 and $7.0 million in the second quarter of 2017. Wealth management revenue increased $0.9 million, or 13.9%, in the second quarter of 2018, compared to the first quarter of 2018, primarily due to seasonal trust fees earned. Wealth management revenue was $13.5 million in the six months ended June 30, 2018, an increase of $0.7 million, or 5.6%, compared to $12.8 million in the six months ended June 30, 2017, primarily due to an increase in trust assets under administration.

At June 30, 2018, the estimated fair value of trust assets under administration was $5.06 billion (including discretionary assets of $2.64 billion and nondiscretionary assets of $2.42 billion), compared to $5.13 billion at December 31, 2017 (including discretionary assets of $2.67 billion and nondiscretionary assets of $2.46 billion) and $4.70 billion at June 30, 2017 (including discretionary assets of $2.62 billion and nondiscretionary assets of $2.08 billion). Wealth management revenue includes fees from the sale of investment products offered through the Chemical Financial Advisors program. Fees from this program totaled $1.5 million in the second quarter of 2018, compared to $1.4 million in both the first quarter of 2018 and the second quarter of 2017.
Electronic banking fees, which represent income earned from ATM transactions, debit card activity and internet banking fees were $4.3 million in the second quarter of 2018, compared to $4.1 million in the first quarter of 2018 and $7.5 million in the second quarter of 2017. Electronic banking fees were $8.3 million in the six months ended June 30, 2018, compared to $14.3 million in the six months ended June 30, 2017. Electronic banking fees decreased in the second quarter of 2018 compared to the second quarter of 2017, and in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to a reduction in interchange fees resulting from limitations set by the Durbin amendment, which became effective for us on July 1, 2017.
Net gain on sale of loans and other mortgage banking revenue ("MBR") includes revenue from originating, selling and servicing residential mortgage loans for the secondary market, other loan sales and the change in fair value in loan servicing rights. MBR was $8.8 million in the second quarter of 2018, compared to $12.5 million in the first quarter of 2018 and $9.9 million in the second quarter of 2017. MBR decreased $3.7 million, or 29.4%, compared to the first quarter of 2018, and decreased $1.1 million, compared to the second quarter of 2017. The decrease in MBR in the second quarter of 2018, compared to the first quarter of 2018 and the second quarter of 2017 was primarily due to the change in fair value in loan servicing rights recognized, which was a detriment of $30 thousand in the second quarter of 2018, compared to a benefit of $3.8 million in the first quarter of 2018 and a detriment in the second quarter of 2017 of $1.8 million. MBR was $21.4 million in the six months ended June 30, 2018, an increase of $2.4 million, compared to $19.0 million in the six months ended June 30, 2017, primarily due to change in fair value in loan servicing rights recognized, partially offset by a decline in net gain on sale of loans. At June 30, 2018, we were servicing $6.99 billion of residential mortgage loans that were originated in our market areas and subsequently sold in the secondary market, compared to $7.11 billion at December 31, 2017 and $7.22 billion at June 30, 2017.
We sell residential mortgage loans in the secondary market on both a servicing retained and servicing released basis. These sales include us entering into residential mortgage loan sale agreements with buyers in the normal course of business. The agreements contain provisions that include various representations and warranties regarding the origination, characteristics and underwriting of the mortgage loans. The recourse of the buyer may result in either indemnification of any loss incurred by the buyer or a requirement for us to repurchase a loan that the buyer believes does not comply with the representations included in the loan sale agreement. Repurchase and loss indemnification demands received by us are reviewed by a senior officer on a loan-by-loan basis to validate the claim made by the buyer. We maintain a reserve for probable losses expected to be incurred from loans previously sold in the secondary market. This contingent liability is based on trends in repurchase and indemnification demands, actual loss experience, information requests, known and inherent risks in the sale of loans in the secondary market and current economic conditions. We record losses resulting from the repurchase of loans previously sold in the secondary market, as well as adjustments to estimates of future probable losses, as part of our MBR in the period incurred. Our reserve for probable losses was $4.9 million at June 30, 2018, compared to $5.3 million at December 31, 2017 and $5.5 million at June 30, 2017.
All other categories of noninterest income, including other fees for customer services, insurance commissions, gain on sale of investment securities, bank-owned life insurance, rental income and other noninterest income, totaled $9.1 million in the second quarter of 2018, compared to $9.2 million in the first quarter of 2018 and $8.5 million in the second quarter of 2017. All other categories of noninterest income totaled $18.3 million in the six months ended June 30, 2018, compared to 16.7 million in the six months ended June 30, 2017. Other fees for customer services include revenue from safe deposit boxes, credit card referral fees, wire transfer fees, letter of credit fees and other fees for services.

Operating Expenses
The following table presents the major categories of operating expenses:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating expense
Salaries and wages	$47,810	$45,644	$44,959	$93,454	$93,485
Employee benefits	8,338	9,913	7,288	18,251	18,656
Occupancy	7,679	8,011	8,745	15,690	16,137
Equipment and software	8,276	7,659	8,149	15,935	16,666
Outside processing and service fees	10,673	10,356	8,924	21,029	16,435
FDIC insurance premiums	4,473	5,629	2,460	10,102	3,866
Professional fees	3,004	2,458	2,567	5,462	4,535
Intangible asset amortization	1,425	1,439	1,525	2,864	3,038
Advertising and marketing	2,933	1,375	2,098	4,308	4,123
Postage and express mail	1,043	1,188	1,486	2,231	3,037
Training, travel and other employee expenses	1,497	1,217	1,785	2,714	3,409
Telephone	864	848	1,038	1,712	2,026
Supplies	379	579	773	958	1,460
Donations	777	286	690	1,063	1,208
Credit-related expenses	1,467	1,306	1,895	2,773	3,095
Merger expenses	—	—	465	—	4,632
Impairment of income tax credit	1,716	1,634	—	3,350	—
Other	2,207	2,068	3,390	4,275	6,625
Total operating expenses	$104,561	$101,610	$98,237	$206,171	$202,433
Significant and other non-core items(1)	1,716	1,634	465	3,350	4,632
Operating expenses, core (non-GAAP)(1)(2)	$102,845	$99,976	$97,772	$202,821	$197,801

Full-time equivalent staff (at period end)	3,187	3,026	3,364	3,187	3,364
Average assets	$19,850,993	$19,457,877	$18,264,699	$19,655,521	$17,871,541
Efficiency ratio - GAAP	53.5%	52.8%	54.7%	53.1%	58.2%
Efficiency ratio - adjusted non-GAAP(2)	51.2%	51.6%	52.2%	51.4%	54.7%
Total operating expenses as a percentage of total average assets (annualized)	2.1%	2.1%	2.2%	2.1%	2.3%
Total operating expenses as a percentage of total average assets - adjusted non-GAAP(2) (annualized)	2.1%	2.1%	2.1%	2.1%	2.2%

(1)	Significant items are defined as merger expenses. The non-core item includes the impairment of income tax credits.

(2)	Please refer to the section entitled "Non-GAAP Financial Measures" for a reconciliation to the most directly comparable GAAP financial measure.

Total operating expenses were $104.6 million in the second quarter of 2018, compared to $101.6 million in the first quarter of 2018 and $98.2 million in the second quarter of 2017. Operating expenses included $1.7 million of impairment related to a federal historic income tax credit in the second quarter of 2018, $1.6 million of impairment related to federal historic income tax credits in the first quarter of 2018, and $0.5 million of merger expenses in the second quarter of 2017, each noted as "significant or non-core items" for the applicable periods. Operating expenses, core, a non-GAAP financial measure that excludes these significant and other non-core items for each applicable period, were $102.8 million in the second quarter of 2018, an increase of $2.8 million, or 2.9%, compared to core operating expenses of $100.0 million in the first quarter of 2018, and an increase of $5.0 million, or 5.2%, compared to core operating expenses of $97.8 million in the second quarter of 2017. The increase in core operating expense in the second quarter of 2018, compared to the first quarter of 2018, was primarily due to increases in advertising and marketing of $1.6 million, equipment and software of $0.6 million and salaries, wages and employee benefits of $0.6 million, partially offset by a reduction in FDIC insurance premiums of $1.2 million. The increase in core operating expense in the second quarter of 2018, compared to the second quarter of 2017, was primarily due to increases in salaries, wages and employee benefits of $3.9 million, FDIC insurance premiums of $2.0 million and outside processing and service fees of $1.7 million, partially offset by decreases in occupancy expense of $1.1 million and other expense of $1.2 million.

Total operating expenses were $206.2 million in the six months ended June 30, 2018, compared to $202.4 million in the six months ended June 30, 2017. Operating expenses included $3.4 million of impairment related to a federal historic income tax credit in the six months ended June 30, 2018 and $4.6 million of merger expenses in six months ended June 30, 2017 noted as "significant or non-core items" for the applicable periods. Operating expenses, core, a non-GAAP financial measure, which excludes these significant and non-core items, was $202.8 million in the six months ended June 30, 2018, an increase of $5.0 million, or 2.5%, compared to operating expenses, core, of $197.8 million in the six months ended June 30, 2017, primarily due to increases of $6.2 million in FDIC insurance expense and $4.6 million in outside processing and service fees, partially offset by a decrease in other expense of $2.4 million.
Salaries and wages were $47.8 million in the second quarter of 2018, compared to $45.6 million in the first quarter of 2018 and $45.0 million in the second quarter of 2017. Salaries and wages increased $2.2 million, or 4.7%, in the second quarter of 2018, compared to the first quarter of 2018, primarily due to an increase in mortgage loan commissions in addition to recent key staff additions, as well as additional expense related to the implementation of upgrades to our core operating systems. Salaries and wages expense increased $2.8 million, or 6.3%, in the second quarter of 2018, compared to the second quarter of 2017, mostly due to an increase in bonus expense as our performance measures improved, as well as additional expense related to the implementation of upgrades to our core operating systems. Salaries and wages were $93.5 million in both the six months ended June 30, 2018 and 2017. Salary and wage expense related to the implementation of upgrades to our core operating systems was $0.5 million in both the three and six months ended six months ended June 30, 2018.
Employee benefits expense was $8.3 million in the second quarter of 2018, compared to $9.9 million in the first quarter of 2018 and $7.3 million in the second quarter of 2017. Employee benefits expense decreased $1.6 million, or 15.9%, in the second quarter of 2018, compared to the first quarter of 2018, primarily due to a decrease in payroll taxes due to certain employees meeting withholding thresholds. Employee benefits expense increased $1.0 million, or 14.4%, in the second quarter of 2018, compared to the second quarter of 2017, due primarily to an increase in payroll taxes as a result of increased salary and wage expense. Employee benefits expense was $18.3 million in the six months ended June 30, 2018, compared to $18.7 million in the six months ended June 30, 2017.
Compensation expenses, which include salaries and wages and employee benefits, as a percentage of total operating expenses were 53.7% in the second quarter of 2018, 54.7% in the first quarter of 2018, and 53.2% in the second quarter of 2017. Compensation expenses as a percentage of total operating expenses were 54.2% in the six months ended June 30, 2018 and 55.4% in the six months ended June 30, 2017.
Occupancy expense was $7.7 million in the second quarter of 2018, compared to $8.0 million in the first quarter of 2018 and $8.7 million in the second quarter of 2017. Occupancy expense decreased $0.3 million, or 4.1%, in the second quarter of 2018, compared to the first quarter of 2018, and decreased $1.0 million, or 12.2%, in the second quarter of 2018, compared to the second quarter of 2017. Occupancy expense included depreciation expense on buildings of $1.6 million in both the second quarter of 2018 and first quarter of 2018, compared to $1.7 million in the second quarter of 2017. Occupancy expense was $15.7 million in the six months ended June 30, 2018, compared to $16.1 million in the six months ended June 30, 2017.
Equipment and software expense was $8.3 million in the second quarter of 2018, compared to $7.7 million in the first quarter of 2018 and $8.1 million in the second quarter of 2017. Equipment and software expense increased $0.6 million, or 8.1%, in the second quarter of 2018, compared to the first quarter of 2018, and increased $0.2 million, or 1.6%, compared to the second quarter of 2017, primarily due to an increase in software maintenance expense. Equipment and software expense was $15.9 million in the six months ended June 30, 2018, compared to $16.7 million in the six months ended June 30, 2017, which decreased due to the restructuring efforts that took place during the second half of 2017, which benefits are reflected in the six months ended June 30, 2018.
Outside processing and service fees are largely comprised of amounts paid to third-party vendors related to the outsourcing of certain day-to-day functions that are integral to our ability to provide services to our customers, including such things as our debit card, electronic banking and wealth management platforms. Outside processing and service fees were $10.7 million in the second quarter of 2018, compared to $10.4 million in the first quarter of 2018 and $8.9 million in the second quarter of 2017. Outside processing and service fees increased $0.3 million, or 3.1%, in the second quarter of 2018, compared to the first quarter of 2018, and increased $1.8 million, or 19.6%, compared to the second quarter of 2017. The increase in the second quarter of 2018, compared to both the first quarter of 2018 and the second quarter of 2017 was primarily due to expenses incurred related to the upgrades to our core operating systems. Expenses specifically attributed to our efforts to implement upgrades to our core operating systems that were included in outside processing and service fees were $1.0 million in the second quarter of 2018 and $0.8 million in the first quarter of 2018. Outside processing and service fees were $21.0 million in the six months ended June 30, 2018, compared to $16.4 million in the six months ended June 30, 2017, which increased primarily due to expenses related to our efforts to implement upgrades to our core operating systems.

FDIC insurance premiums were $4.5 million in the second quarter of 2018, compared to $5.6 million in the first quarter of 2018 and $2.5 million in the second quarter of 2017. FDIC insurance premiums decreased $1.1 million, or 20.5%, in the second quarter of 2018 compared to the first quarter of 2018, and increased $2.0 million compared to the second quarter of 2017. FDIC insurance premiums were $10.1 million in the six months ended June 30, 2018, compared to $3.9 million in the six months ended June 30, 2017. Changes in our FDIC insurance premiums are primarily due to changes in our assessment base, which consists of average consolidated total assets less average Tier 1 capital.
Professional fees were $3.0 million in the second quarter of 2018, compared to $2.5 million in the first quarter of 2018 and $2.6 million in the second quarter of 2017. Professional fees increased $0.5 million, or 22.2%, in the second quarter of 2018, compared to the first quarter of 2018, and increased $0.4 million compared to the second quarter of 2017. The increase in the second quarter of 2018, compared to both the first quarter of 2018 and second quarter of 2017, was primarily attributable to an increase in consulting fees. Expenses specifically attributed to our efforts to implement upgrades to our core operating systems that were included in professional fees were $94 thousand in the second quarter of 2018 and $116 thousand in the first quarter of 2018. Professional fees were $5.5 million in the six months ended June 30, 2018, compared to $4.5 million in the six months ended June 30, 2017, which increased primarily due to an increase in consulting fees.
Advertising and marketing expenses were $2.9 million in the second quarter of 2018, compared to $1.4 million in the first quarter of 2018 and $2.1 million in the second quarter of 2017. Advertising and marketing expense increased $1.6 million, in the second quarter of 2018, compared to the first quarter of 2018, and increased $0.8 million compared to the second quarter of 2017. The increase in the second quarter of 2018, compared to both the first quarter of 2018 and second quarter of 2017, was primarily attributable to an increase in communication and marketing expenses related to our efforts to implement upgrades to our core operating systems. Expenses specifically attributed to our efforts to implement upgrades to our core operating systems that were included in advertising and marketing expenses were $1.1 million in the second quarter of 2018. Advertising and marketing expenses were $4.3 million in the six months ended June 30, 2018, compared to $4.1 million in the six months ended June 30, 2017, which increased primarily due to the communication and marketing expenses related to our efforts to implement upgrades to our core operating systems during the six months ended June 30, 2018, partially offset by a decline in other advertising costs.
Credit-related expenses are comprised of other real estate ("ORE") net costs and loan collection costs. ORE net costs are comprised of costs to carry ORE, such as property taxes, insurance and maintenance costs, fair value write-downs after a property is transferred to ORE and net gains/losses from the disposition of ORE. Loan collection costs include legal fees, appraisal fees and other costs recognized in the collection of loans with deteriorated credit quality and in the process of foreclosure. Credit-related expenses were $1.5 million in the second quarter of 2018, compared to $1.3 million in the first quarter of 2018 and $1.9 million in the second quarter of 2017. We recognized net gains from the sales of ORE properties of $23 thousand in the second quarter of 2018, $0.8 million in both the first quarter of 2018 and in the second quarter of 2017. Credit-related expenses were $2.8 million in the six months ended June 30, 2018, compared to $3.1 million in the six months ended June 30, 2017, which decreased primarily due to a reduction in our ORE assets.
All other categories of operating expenses not discussed above totaled $8.2 million in the second quarter of 2018, compared to $7.6 million in the first quarter of 2018, and $11.2 million in the second quarter of 2017. All other categories of operating expenses increased $0.6 million, or 7.4%, in the second quarter of 2018, compared to the first quarter of 2018, primarily due to an increase in the expense related to the implementation of upgrades to our core operating systems. Other operating expense categories included costs related to our system upgrades of $0.5 million in the second quarter of 2018 and $0.1 million in the first quarter of 2018. All other categories of operating expenses totaled $15.8 million in the six months ended June 30, 2018, compared to $25.4 million in the six months ended June 30, 2017, with the decrease primarily due to reduced expenses as a result of our restructuring efforts in the second half of 2017, partially offset by expenses related to the implementation of upgrades to our core operating systems in the six months ended June 30, 2018.
Our efficiency ratio, which measures total operating expenses divided by the sum of net interest income plus noninterest income, was 53.5% in the second quarter of 2018, compared to 52.8% in the first quarter of 2018 and 54.7% in the second quarter of 2017. Our adjusted efficiency ratio, a non-GAAP financial measure that excludes merger expenses, the change in fair value in loan servicing rights, amortization of intangibles, impairment of income tax credits, net interest income FTE adjustment, and loss/gain from sale of investment securities, as applicable, was 51.2% in the second quarter of 2018, compared to 51.6% in the first quarter of 2018, and 52.2% in the second quarter of 2017. Our efficiency ratio was 53.1% in the six months ended June 30, 2018, compared to 58.2% in the six months ended June 30, 2017. Our adjusted efficiency ratio, a non-GAAP financial measure, was 51.4% in the six months ended June 30, 2018, compared to 54.7% in the six months ended June 30, 2017.
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

A reconciliation of expected income tax expense at the federal statutory income tax rate and the amounts recorded in our Consolidated Financial Statements were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$17,099	21.0%	$26,268	35.0%	$34,854	21.0%	$47,219	35.0%
Changes resulting from:
Tax-exempt interest income	(1,599)	(2.0)	(1,832)	(2.4)	(3,114)	(1.9)	(3,589)	(2.7)
State taxes, net of federal benefit	66	0.1	258	0.3	210	0.1	470	0.4
Change in valuation allowance	(23)	—	38	—	(72)	—	49	—
Bank-owned life insurance adjustments	(350)	(0.4)	(335)	(0.4)	(537)	(0.3)	(679)	(0.5)
Director plan change in control	—	—	—	—	—	—	—	—
Income tax credits, net	(2,708)	(3.3)	(1,102)	(1.5)	(5,101)	(3.1)	(1,797)	(1.3)
Nondeductible transaction expenses	—	—	—	—	—	—	—	—
Tax benefits in excess of compensation costs on share-based payments(1)	(399)	(0.5)	(248)	(0.3)	(1,765)	(1.1)	(6,382)	(4.7)
Other, net	348	0.4	(11)	—	914	0.6	2	—
Income tax expense	$12,434	15.3%	$23,036	30.7%	$25,389	15.3%	$35,293	26.2%
(1) Represents excess tax benefits resulting from the exercise or settlement of share-based payment transactions.

Our effective federal income tax rate was 15.3% in both the second quarter of 2018 and first quarter of 2018, compared to 30.7% in the second quarter of 2017. Our tax rate for the second and first quarter of 2018 benefited from the enactment of the Tax Cuts and Jobs Act which reduced the federal corporate tax rate to 21% effective January 1, 2018 and a $1.9 million benefit and a $1.5 million benefit from a federal historic tax credits placed into service during each quarter, respectively. The income tax benefit from the federal historic tax credits placed into service was partially offset by the impairment recorded on the same tax credits included within other operating expenses. We had no uncertain tax positions during the three months ended June 30, 2018 and June 30, 2017.

Our effective federal income tax rate was 15.3% for the six months ended June 30, 2018, compared to 26.2% for the six months ended June 30, 2017. The decrease in our effective federal income tax rate in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to the benefit from the enactment of the Tax Cuts and Jobs Act which reduced the federal corporate tax rate to 21% effective January 1, 2018, and $3.4 million of benefit from federal historic tax credits placed into service during the six months ended June 30, 2018, partially offset by the benefit from stock option exercises that occurred in the six months ended June 30, 2017. We had no uncertain tax positions during the six months ended June 30, 2018 and 2017.

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

Funding liquidity risk is managed to ensure stable, reliable and cost-effective sources of funds are available to satisfy deposit withdrawals and lending and investment opportunities. Our ability as a financial institution to meet our current financial obligations is a function of our balance sheet structure, our ability to liquidate assets and our access to alternative sources of funds. We manage our funding needs by maintaining a level of liquid funds through our asset/liability management process. Our largest sources of liquidity on a consolidated basis are the deposit base that comes from consumer, business and municipal customers within our local markets, principal payments on loans, maturing investment securities, cash held at the FRB and unpledged investment securities available-for-sale. Total deposits increased $908.7 million during the six months ended June 30, 2018, compared to December 31, 2017. Our loan-to-deposit plus collateralized customer deposits ratio was 97.7% at June 30, 2018 and 100.7% at December 31, 2017. We had $192.0 million of cash deposits held at the FRB at June 30, 2018, compared to $143.7 million at December 31, 2017. At June 30, 2018, we had unpledged investment securities available-for-sale with an amortized cost of $1.3 billion and available unused wholesale sources of liquidity, including FHLB advances and borrowings from the discount window of the FRB.

Chemical Bank is a member of the FHLB and as such has access to short-term and long-term advances from the FHLB that are generally secured by residential mortgage first lien loans. We had short-term and long-term FHLB advances outstanding of $2.4 billion at June 30, 2018. Our additional borrowing availability from the FHLB, subject to certain requirements, was $252.3 million at June 30, 2018. We can also borrow from the FRB's discount window to meet short-term liquidity requirements. These borrowings are required to be secured by investment securities and/or certain loan types, with each category of assets carrying various borrowing capacity percentages. At June 30, 2018, we maintain an unused borrowing capacity of $104.2 million with the FRB's discount window based upon pledged collateral as of that date. We also had the ability to borrow an additional $425.0 million of federal funds from multiple third-party financial institutions at June 30, 2018. In addition, we had a $125.0 million term line of credit available for use at June 30. 2018. It is management's opinion that our borrowing capacity could be expanded, if deemed necessary, as it has additional borrowing capacity available at the FHLB and we have a significant amount of additional assets that could be used as collateral at the FRB's discount window.

We manage our liquidity position to provide the cash necessary to pay dividends to shareholders, invest in new subsidiaries, enter new banking markets, pursue investment opportunities and satisfy other operating requirements. Our primary source of liquidity is dividends from Chemical Bank.

Federal and state banking laws place certain restrictions on the amount of dividends that a bank may pay to its parent company. During the six months ended June 30, 2018, Chemical Bank paid $40.0 million in dividends to us, and we paid cash dividends to shareholders of $40.1 million. The earnings of Chemical Bank are the principal source of funds to pay cash dividends to our shareholders. Chemical Bank had net income of $144.6 million during the six months ended June 30, 2018, compared to net income of $162.7 million during the year ended December 31, 2017. Over the long term, cash dividends to shareholders are dependent upon earnings, capital requirements, regulatory restraints and other factors affecting Chemical Bank.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets.

	June 30, 2018	December 31, 2017
Investment securities available-for-sale to total deposits	17.4%	14.4%
Loans to total deposits(1)	97.7	100.7
Interest-earning assets to total assets	89.1	88.6
Interest-bearing deposits to total deposits	73.2	72.7

(1)	For liquidity purposes, collateralized customer deposits are treated similarly to deposits and are included in this calculation.

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
Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, we compare the results of various simulation analyses to the constant interest rate forecast (base case). At June 30, 2018 and December 31, 2017, we projected the change in net interest income during the next twelve months assuming short-term market interest rates were to uniformly and gradually increase or decrease by up to 200 basis points in a parallel fashion over the entire yield curve during the same time period. Additionally, we projected the change in net interest income of an immediate 300 and 400 basis point increase in market interest rates at June 30, 2018 and December 31, 2017. We did not project a 300 or 400 basis point decrease in interest rates as the likelihood of a decrease of this size was considered unlikely given prevailing interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and residential mortgage and consumer loans. The ALCO regularly monitors our forecasted net interest income sensitivity to ensure that it remains within established limits.
A summary of our interest rate sensitivity at June 30, 2018 and December 31, 2017 follows:

	Gradual Change					Immediate Change
June 30, 2018
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.0)%	(0.1)%	—%	(0.8)%	(1.3)%	(2.3)%	(2.4)%
December 31, 2017
Twelve month interest rate change projection (in basis points)	-200	-100	0	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(3.6)%	(1.2)%	—%	0.9%	(2.1)%	(3.6)%	(4.2)%

At June 30, 2018, our model simulations projected that 100, 200 and 400 basis point increases in interest rates would result in negative variances in net interest income of 0.8%, 1.3% and 2.4%, respectively, relative to the base case over the next twelve-month period. At June 30, 2018, our model simulations also projected that decreases in interest rates of 100 and 200 basis points would result in negative variances in net interest income of 0.1% and 2.0%, respectively, relative to the base case over the next twelve-month period. The likelihood of a decrease in interest rates beyond 200 basis points at June 30, 2018 was considered to be unlikely given prevailing interest rate levels.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on and as of the time of that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There was no change in the Corporation's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or that is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
On February 22, 2016, two putative class action and derivative complaints were filed in the Circuit Court for Oakland County, Michigan by individuals purporting to be a shareholder of Talmer Bancorp, Inc. ("Talmer"). The actions are styled Regina Gertel Lee v. Chemical Financial Corporation, et. al., Case No. 2016-151642-CB and City of Livonia Employees’ Retirement System v. Chemical Financial Corporation et. al., Case No. 2016-151641-CB. These complaints purport to be brought derivatively on behalf of Talmer against the individual defendants, and individually and on behalf of all others similarly situated against Talmer and the Corporation (collectively, the "Defendants"). The complaints allege, among other things, that the directors of Talmer breached their fiduciary duties to Talmer’s shareholders in connection with the merger by approving a transaction pursuant to an allegedly inadequate process that undervalues Talmer and includes preclusive deal protection provisions, and that the Corporation allegedly aided and abetted the Talmer directors in breaching their duties to Talmer’s shareholders. The complaints also allege that the individual defendants have been unjustly enriched. Both complaints seek various remedies on behalf of the putative class (consisting of all shareholders of Talmer who are not related to or affiliated with any defendant). They request, among other things, that the Court enjoin the merger from being consummated in accordance with its agreed-upon terms, direct the Talmer directors to exercise their fiduciary duties, rescind the merger agreement to the extent that it is already implemented, award the plaintiff all costs and disbursements in each respective action (including reasonable attorneys’ and experts’ fees), and grant such further relief as the court deems just and proper. The City of Livonia plaintiff amended its complaint on April 21, 2016 to add additional factual allegations, including but not limited to allegations that Keefe Bruyette & Woods, Inc. ("KBW") served as a financial advisor for the proposed merger despite an alleged conflict of interest, that Talmer’s board acted under actual or potential conflicts of interest, and that the defendants omitted and/or misrepresented material information about the proposed merger in the Form S-4 Registration Statement relating to the proposed merger. These two cases were consolidated as In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB, per an order entered on May 12, 2016. On October 31, 2016, the plaintiffs in this consolidated action again amended their complaint, adding additional factual allegations, adding KBW as a defendant, and asserting that KBW acted in concert with the Corporation to aid and abet breaches of fiduciary duty by Talmer's directors. The Defendants all filed motions for summary disposition seeking dismissal of all claims with prejudice. The Court issued an opinion and order on those motions on May 4, 2017 and granted dismissal to the Corporation, but denied the motions filed by KBW and the individual defendants. KBW and the individual defendants filed an application seeking leave to appeal the Court's ruling to the Michigan Court of Appeals. That application was denied by the Michigan Court of Appeals on August 16, 2017. On June 8, 2017, the Defendants filed a notice with the Court that the plaintiffs had failed to timely certify a class as required by the Michigan Court Rules. Upon the filing of that notice, the City of Livonia case became an individual action brought by the two named plaintiffs, and cannot proceed as a class action. On October 19, 2017, the Defendants filed motions for summary disposition under MCR 2.116(C) (10) in the City of Livonia case, again seeking the dismissal of the case. A hearing on those motions was held on April 11, 2018. On May 11, 2018, the Court issued its opinion and order granting the motion of the Defendants, and dismissing the case. On May 25, 2018, the plaintiffs filed a claim of appeal from the Court's decision with the Michigan Court of Appeals.
On June 16, 2016, the same putative class plaintiff that filed the City of Livonia state court action discussed in the preceding paragraph filed a complaint in the United States District Court for the Eastern District of Michigan , styled City of Livonia Employees’ Retirement System v. Chemical Financial Corporation, et. al., Docket No. 1:16-cv-12229. The plaintiff purports to bring this action "individually and on behalf of all others similarly situated," and requests certification as a class action. The Complaint alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and alleges, among other things, that the Defendants issued materially incomplete and misleading disclosures in the Form S-4 Registration Statement relating to the proposed merger. The Complaint contains requests for relief that include, among other things, that the Court enjoin the proposed transaction unless and until additional information is provided to Talmer’s shareholders, declare that the Defendants violated the securities laws in connection with the proposed merger, award compensatory damages, interest, attorneys’ and experts’ fees, and that the Court grant such other relief as it deems just and proper. Talmer, the Corporation, and the individual defendants all believe that the claims asserted against each of them in this lawsuit are without merit and intend to vigorously defend against this lawsuit. On October 18, 2016, the Federal Court entered a stipulated order staying this action until the Oakland County Circuit Court issues rulings on motions for summary disposition In re Talmer Bancorp Shareholder Litigation, case number 2016-151641-CB. Following the Oakland County Circuit Court's denial of the Motions by KBW and the individual defendants and their ensuing application for leave to appeal that ruling, the Federal Court issued an order extending the stay of this action. On November 13, 2017, the Federal Court issued an Order Directing Plaintiff To Show Cause Why The Stay Should Not Be Lifted. On June 29, 2018, the Court issued an Order Lifting Stay. The order provides that the plaintiff will be allowed to file an amended complaint, and that the Defendants may then file a response to the amended complaint. The order also provides that pursuant to the Private Securities Litigation Reform Act, the plaintiff will not be allowed to use discovery from the state court cases in formulating their amended complaint.
In response to the failure of the City of Livonia case to qualify as a class action, on July 31, 2017, the same attorneys who filed the City of Livonia action field a new lawsuit in the Oakland County, Michigan Circuit Court, based on the Talmer transaction.

That case is styled Kevin Nicholl v Gary Torgow et al, Case No. 2017-160058-CB. The Nicholl case makes substantially the same claims as were brought in the City of Livonia case, and seeks certification of a shareholder class. The Nicholl case has been assigned to Judge Wendy Potts, the same judge presiding over the City of Livonia case. On November 22, 2017, the plaintiff filed a First Amended Complaint purporting to add the City of Livonia Employees’ Retirement System and Regina Gertel Lee as additional named plaintiffs in the case. The Defendants moved to strike the class allegations in the Nicholl case based on the failure of the plaintiffs to timely file a motion to certify a class. On April 2, 2018, the Court entered an opinion and order confirming that the class allegations in the Nicholl case are stricken, and the Nicholl case will proceed as an individual action only. On April 23, 2018, the plaintiffs filed a claim of appeal with the Michigan Court of Appeals from the Court’s April 2, 2018 opinion and order.
As in the City of Livonia case, the Defendants previously filed motions for summary disposition in the Nicholl case, seeking dismissal of the Nicholl case. Argument on these motions was heard on April 11, 2018, together with arguments on the summary disposition motions of the Defendants in the City of Livonia case. On May 8, 2018 the Court issued its opinion and order granting the motion of the Defendants, and dismissing the Nicholl case. On May 25, 2018 the plaintiffs filed a claim of appeal from the Court’s decision with the Michigan Court of Appeals. The Court’s dismissal of the Nicholl case obviates the April 23, 2018 appeal filed by the Nicholl plaintiff with respect to the Court’s order of April 2, 2018 finding that the plaintiff failed to timely certify a class in the Nicholl litigation.
On January 3, 2018, the plaintiffs in the City of Livonia case filed a Motion For Voluntary Dismissal Without Prejudice. Defendants filed an opposition to that motion. The Court did not rule on that motion, pending ruling on the Defendant’s summary disposition motions in the City of Livonia and Nicholl cases. The Court's dismissal of the City of Livonia case obviates the need for a ruling on this motion.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following schedule summarizes our total monthly share repurchase activity for the three months ended June 30, 2018:

	Issuer Purchases of Equity Securities
Period Beginning on First Day of Month Ended	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
April 30, 2018	5,848	$55.66	—	500,000
May 31, 2018	6,040	58.03	—	500,000
June 30, 2018	20,810	58.37	—	500,000
Total	32,698	$57.82	—

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

CHEMICAL FINANCIAL CORPORATION

Date:	August 8, 2018	By:	/s/ David T. Provost
David T. Provost
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ Dennis L. Klaeser
Dennis L. Klaeser
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2018	By:	/s/ Kathleen S. Wendt
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