Form 10-Q
period 2020-03-31
TCF FINANCIAL CORP
filed 2020-05-08
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2020
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
Yes ☐                                                 No ☑

As of May 1, 2020, there were 152,108,934 shares outstanding of the registrant's common stock, par value $1 per share, its only outstanding class of common stock.

Part I - Financial Information

Item 1. Financial Statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At March 31, 2020	At December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$713,413	$491,787
Interest-bearing deposits with other banks	565,458	736,584
Total cash and cash equivalents	1,278,871	1,228,371
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	484,461	442,440
Investment securities:
Available-for-sale, at fair value (amortized cost of $6,793,235 and $6,639,277)	7,025,224	6,720,001
Held-to-maturity, at amortized cost (fair value of $145,974 and $144,844)	135,619	139,445
Total investment securities	7,160,843	6,859,446
Loans and leases held-for-sale (includes $206,366 and $91,202 at fair value)	287,177	199,786
Loans and leases	35,921,614	34,497,464
Allowance for credit losses	(406,383)	(113,052)
Loans and leases, net	35,515,231	34,384,412
Premises and equipment, net	516,454	533,138
Goodwill	1,313,046	1,299,878
Other intangible assets, net	162,887	168,368
Loan servicing rights	47,283	56,313
Other assets	1,828,130	1,479,401
Total assets	$48,594,383	$46,651,553
LIABILITIES AND EQUITY
Liabilities
Deposits:
Noninterest-bearing	$8,237,916	$7,970,590
Interest-bearing	27,561,387	26,497,873
Total deposits	35,799,303	34,468,463
Short-term borrowings	3,482,535	2,669,145
Long-term borrowings	2,600,594	2,354,448
Other liabilities	1,056,118	1,432,256
Total liabilities	42,938,550	40,924,312
Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 7,000 shares issued	169,302	169,302
Common stock, $1.00 par value, 220,000,000 shares authorized
Issued - 152,185,984 shares at March 31, 2020 and 152,965,571 shares at December 31, 2019	152,186	152,966
Additional paid-in capital	3,433,234	3,462,080
Retained earnings	1,732,932	1,896,427
Accumulated other comprehensive income	166,170	54,277
Other	(28,140)	(28,037)
Total TCF Financial Corporation shareholders' equity	5,625,684	5,707,015
Non-controlling interest	30,149	20,226
Total equity	5,655,833	5,727,241
Total liabilities and equity	$48,594,383	$46,651,553

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Interest income
Interest and fees on loans and leases	$443,096	$283,238
Interest on investment securities:
Taxable	40,920	16,666
Tax-exempt	4,349	2,684
Interest on loans held-for-sale	1,561	825
Interest on other earning assets	5,466	3,481
Total interest income	495,392	306,894
Interest expense
Interest on deposits	67,419	37,608
Interest on borrowings	26,492	14,857
Total interest expense	93,911	52,465
Net interest income	401,481	254,429
Provision for credit losses	96,943	10,122
Net interest income after provision for credit losses	304,538	244,307
Noninterest income
Leasing revenue	33,565	38,165
Fees and service charges on deposit accounts	34,597	26,278
Card and ATM revenue	21,685	18,659
Net gains on sales of loans and leases	20,590	8,217
Servicing fee revenue	6,792	5,110
Wealth management revenue	6,151	—
Net gains (losses) on investment securities	—	451
Other	13,583	6,624
Total noninterest income	136,963	103,504
Noninterest expense
Compensation and employee benefits	171,528	123,942
Occupancy and equipment	57,288	41,710
Lease financing equipment depreciation	18,450	19,256
Net foreclosed real estate and repossessed assets	1,859	4,630
Merger-related expenses	36,728	9,458
Other	88,746	54,079
Total noninterest expense	374,599	253,075
Income before income tax expense	66,902	94,736
Income tax expense	13,086	21,287
Income after income tax expense	53,816	73,449
Income attributable to non-controlling interest	1,917	2,955
Net income attributable to TCF Financial Corporation	51,899	70,494
Preferred stock dividends	2,493	2,493
Net income available to common shareholders	$49,406	$68,001
Earnings per common share
Basic	$0.33	$0.83
Diluted	0.32	0.83
Weighted-average common shares outstanding
Basic	151,902,357	82,245,577
Diluted	152,114,017	82,245,577

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income attributable to TCF Financial Corporation	$51,899	$70,494
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	115,847	37,368
Net unrealized gains (losses) on net investment hedges	10,481	(2,308)
Foreign currency translation adjustment	(14,426)	3,567
Recognized postretirement prior service cost	(9)	(8)
Total other comprehensive income (loss), net of tax	111,893	38,619
Comprehensive income	$163,792	$109,113
 See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
At or For the Three Months Ended March 31, 2020 and 2019

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2019	7,000	152,965,571	$169,302	$152,966	$3,462,080	$1,896,427	$54,277	$(28,037)	$5,707,015	$20,226	$5,727,241
Cumulative effect adjustment related to adoption of Accounting Standards Update 2016-13(1)	—	—	—	—	—	(159,323)	—	—	(159,323)	74	(159,249)
Balance, January 1, 2020	7,000	152,965,571	$169,302	$152,966	$3,462,080	$1,737,104	$54,277	$(28,037)	$5,547,692	$20,300	$5,567,992
Net income	—	—	—	—	—	51,899	—	—	51,899	1,917	53,816
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	111,893	—	111,893	—	111,893
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,932	7,932
Repurchases of 873,376 shares of common stock	—	(873,376)	—	(873)	(32,225)	—	—	—	(33,098)	—	(33,098)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,493)	—	—	(2,493)	—	(2,493)
Dividends on common stock of $0.35 per common share	—	—	—	—	—	(53,578)	—	—	(53,578)	—	(53,578)
Stock compensation plans, net of tax	—	93,789	—	93	3,276	—	—	—	3,369	—	3,369
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	103	—	—	(103)	—	—	—
Balance, March 31, 2020	7,000	152,185,984	$169,302	$152,186	$3,433,234	$1,732,932	$166,170	$(28,140)	$5,625,684	$30,149	$5,655,833
(1) See "Note 3. Summary of Significant Accounting Policies" for further information.

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2018	7,000	88,198,460	$169,302	$88,198	$798,627	$1,766,994	$(33,138)	$(252,182)	$2,537,801	$18,459	$2,556,260
Net income	—	—	—	—	—	70,494	—	—	70,494	2,955	73,449
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	38,619	—	38,619	—	38,619
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	8,038	8,038
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,493)	—	—	(2,493)	—	(2,493)
Dividends on common stock of $0.30 per common share	—	—	—	—	—	(24,294)	—	—	(24,294)	—	(24,294)
Stock compensation plans, net of tax	—	(135,422)	—	(135)	(10,390)	—	—	6,791	(3,734)	—	(3,734)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,230	—	—	(1,230)	—	—	—
Balance, March 31, 2019	7,000	88,063,038	$169,302	$88,063	$789,467	$1,810,701	$5,481	$(246,621)	$2,616,393	$29,452	$2,645,845
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$53,816	$73,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	96,943	10,122
Share-based compensation expense	5,647	224
Depreciation and amortization	99,541	56,284
Provision (benefit) for deferred income taxes	(3,016)	(1,011)
Net gains on sales of assets	(28,573)	(14,918)
Proceeds from sales of loans and leases held-for-sale	268,133	80,877
Originations of loans and leases held-for-sale, net of repayments	(362,680)	(72,125)
Impairment of loan servicing rights	8,236	—
Net change in other assets	(218,094)	(95,861)
Net change in other liabilities	(405,718)	113,978
Other, net	(14,106)	(11,089)
Net cash provided by (used in) operating activities	(499,871)	139,930
Cash flows from investing activities
Proceeds from sales of investment securities available-for-sale	—	205,862
Proceeds from maturities of and principal collected on investment securities available-for-sale	311,531	50,425
Purchases of investment securities available-for-sale	(412,011)	(597,054)
Proceeds from maturities of and principal collected on investment securities held-to-maturity	4,152	2,469
Purchases of investment securities held-to-maturity	—	(821)
Redemption of Federal Home Loan Bank stock	144,000	26,000
Purchases of Federal Home Loan Bank stock	(186,000)	(38,000)
Proceeds from sales of loans and leases	287,050	194,109
Loan and lease originations and purchases, net of principal collected	(1,717,733)	(521,907)
Proceeds from sales of other assets	16,494	19,644
Purchases of premises and equipment and lease equipment	(23,846)	(41,121)
Other, net	15,177	2,937
Net cash provided by (used in) investing activities	(1,561,186)	(697,457)
Cash flows from financing activities
Net change in deposits	1,143,905	141,885
Net change in short-term borrowings	813,425	355,947
Proceeds from long-term borrowings	4,150,000	621,328
Payments on long-term borrowings	(3,912,310)	(662,097)
Payments on liabilities related to acquisition and portfolio purchase	—	(1,000)
Repurchases of common stock	(33,098)	—
Dividends paid on preferred stock	(2,493)	(2,493)
Dividends paid on common stock	(53,578)	(24,294)
Exercise of stock options	63	—
Payments related to tax-withholding upon conversion of share-based awards	(2,289)	(3,022)
Net investment by non-controlling interest	7,932	8,038
Net cash provided by (used in) financing activities	2,111,557	434,292
Net change in cash and due from banks	50,500	(123,235)
Cash and cash equivalents at beginning of period	1,228,371	587,057
Cash and cash equivalents at end of period	$1,278,871	$463,822
Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest on deposits and borrowings	$76,688	$48,276
Income taxes, net	1,838	(140)
Noncash activities:
Transfer of loans and leases to other assets	15,983	27,280
Transfer of loans and leases from held-for-investment to held for sale, net	251,855	170,537
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

On August 1, 2019 (the "Merger Date"), TCF Financial Corporation, a Delaware corporation ("Legacy TCF"), merged with and into Chemical Financial Corporation, a Michigan corporation ("Chemical"), with Chemical continuing as the surviving entity (the "Merger"). Immediately following the Merger, Chemical’s wholly owned bank subsidiary, Chemical Bank, a Michigan state-chartered bank, merged with and into Legacy TCF’s wholly owned bank subsidiary, TCF National Bank, a national banking association, with TCF National Bank surviving the merger (“TCF Bank”). Upon completion of the Merger, Chemical was renamed TCF Financial Corporation. TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Corporation"), is a financial holding company, headquartered in Detroit, Michigan. TCF Bank has its main office in Sioux Falls, South Dakota. References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, Legacy TCF was deemed the accounting acquirer for financial reporting purposes, even though Chemical was the legal acquirer. Accordingly, Legacy TCF's historical financial statements are the historical financial statements of the combined company for all periods before the Merger Date. TCF's results of operations include the results of operations of Chemical on and after August 1, 2019. Results for periods before August 1, 2019 reflect only those of Legacy TCF and do not include the results of operations of Chemical. The number of shares issued and outstanding, earnings per share, additional paid-in-capital, dividends paid and all references to share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Legacy TCF common stock in the Merger. See "Note 2. Merger" for further information. In addition, the assets and liabilities of Chemical as of the Merger Date have been recorded at their estimated fair value and added to those of Legacy TCF.

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all the significant adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Corporation's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at and for the year ended December 31, 2019.

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

(Dollars in thousands)	TCF Financial Ownership and Market Value Table
	Number of Chemical Outstanding Shares	Percentage Ownership	Market Value at $42.04 Chemical Share Price
Legacy TCF shareholders	81,920,494	53.38%	$3,443,938
Chemical shareholders	71,558,755	46.62	3,008,330
Total	153,479,249	100.00%	$6,452,268

Next, the hypothetical number of shares Legacy TCF would have to issue to give Chemical owners the same percentage ownership in the combined company is calculated in the table below (based on shares of Legacy TCF common stock outstanding at July 31, 2019):

	Hypothetical Legacy TCF Ownership
	Number of Legacy TCF Outstanding Shares	Percentage Ownership
Legacy TCF shareholders	161,229,078	53.38%
Chemical shareholders	140,835,967	46.62
Total	302,065,045	100.00%

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

The following table provides the purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Corporation. The Corporation recorded the estimate of fair value based on initial valuations available at the Merger Date and these estimates are considered preliminary and subject to adjustment for up to one year after the Merger Date. While the Corporation believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, we expect that we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Corporation is able to determine that the Corporation has obtained all necessary information about the facts and circumstances that existed as of Merger Date. The Corporation finalized all valuations and recorded final adjustments during the first quarter of 2020. These adjustments include: (i) changes in the estimated fair value of loans and leases acquired, (ii) changes in deferred tax assets related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards, and (iii) changes in goodwill as a result of the net effect of any adjustments.

(In thousands)
Purchase price consideration:
Stock	$3,018,556
Fair value of assets acquired(1)
Cash and cash equivalents	975,014
Federal Home Loan Bank and Federal Reserve Bank stocks	218,582
Investment securities	3,774,738
Loans held-for-sale	44,532
Loans and leases	15,713,399
Premises and equipment	140,219
Loan servicing rights	59,567
Other intangible assets	159,532
Net deferred tax asset(2)	65,685
Other assets	552,432
Total assets acquired	21,703,700
Fair value of liabilities assumed(1)
Deposits	16,418,215
Short-term borrowings	2,629,426
Long-term borrowings	442,323
Other liabilities	353,469
Total liabilities assumed	19,843,433
Fair value of net identifiable assets	1,860,267
Goodwill resulting from Merger(1)	$1,158,289

(1)
All amounts were previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following adjustments to fair value based on additional information obtained in the first quarter of 2020: (i) loans and leases ($17.2 million decrease), (ii) net deferred tax asset ($4.0 million increase), and (iii) goodwill resulting from Merger ($13.2 million increase).

(2)	Net deferred tax asset includes acquisition-related fair value adjustments, loss and tax credit carry forwards, mortgage servicing rights and core deposit and customer intangibles.

The final loan valuation adjustments also impacted interest income in the first quarter of 2020. Additional accretion of $2.4 million would have been recorded as interest income in the year ended December 31, 2019, had the final loan valuation been recorded at the Merger Date.

As described in more detail in Note 3. Summary of Significant Accounting Policies below, all Chemical loans and leases were recorded at their estimated fair value as of the Merger Date with no carryover of the related allowance for loans and lease losses. The acquired loans and leases were segregated into two classifications at acquisition, purchased credit impaired (“PCI”) loans accounted for under the provisions of legacy GAAP Accounting Standards Codification ("ASC") Topic 310-30, and purchased nonimpaired loans and leases, also referred to as purchased loans and leases. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield and is accreted into interest income over the estimated remaining life of the loan using the effective yield method. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayment and estimates of future credit losses expected to be incurred, is referred to as the nonaccretable difference.

Information regarding acquired loans and leases included in net loans and leases acquired at the Merger Date was as follows:

(In thousands)
PCI loans:
Contractually required payments receivable	$413,176
Nonaccretable difference	(63,014)
Expected cash flows	350,162
Accretable yield	38,479
Fair value of PCI loans	$311,683

Purchased nonimpaired loans and leases:
Unpaid principal balance	$15,636,020
Fair value discount	(234,304)
Fair value at acquisition	15,401,716
Total fair value at acquisition	$15,713,399

Other intangible assets consisted of core deposits and customer relationship intangibles with estimated fair values at the Merger Date of $138.2 million and $21.3 million, respectively. Core deposit intangibles are being amortized over a weighted-average life of ten years on an accelerated basis. Customer relationship intangibles are being amortized over a weighted-average life of 15.6 years based on expected economic benefits of the underlying intangible assets. The weighted-average life of amortizable intangibles acquired in the Merger was 11 years.

As a result of the Merger, the Corporation recorded $1.2 billion of goodwill. Of the $1.2 billion, $528.0 million was attributable to Consumer Banking and $630.3 million was attributable to Commercial Banking. The goodwill recorded is not deductible for income tax purposes.

Pro Forma Combined Results of Operations The following pro forma financial information presents the consolidated results of operations of Legacy TCF and Chemical as if the Merger had occurred as of January 1, 2019 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (amortization of premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, amortization of the customer relationship intangibles, and amortization of the core deposit intangibles that would have resulted had the deposits been acquired as of January 1, 2019. Merger-related expenses incurred by TCF during the three months ended March 31, 2020 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Legacy TCF merged with Chemical at the beginning of 2019. Anticipated cost savings that have not yet been realized are also not reflected in the pro forma amounts for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Net interest income and other noninterest income	$538,444	$554,724
Net income	51,899	149,068
Net income available to common shareholders	49,406	146,575
Earnings per share:
Basic	$0.33	$0.95
Diluted	0.32	0.95

Note 3. Summary of Significant Accounting Policies

Accounting policies in effect at December 31, 2019, as previously disclosed in "Note 3. Summary of Significant Accounting Policies" in the Corporation’s Annual Report on Form 10-K at and for the year ended December 31, 2019, remain significantly unchanged and have been followed similarly as in previous periods except for the allowance for credit losses accounting policy, the loans and leases acquired in a business combination accounting policy, the investments securities held-to-maturity accounting policy, and the investments securities available-for-sale accounting policy, resulting from the adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related ASUs, as described below.

Allowance for Credit Losses The Corporation's reserve methodology used to determine the appropriate level of the allowance for credit losses ("ACL") is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred by the portfolio over the life of each financial asset as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. The Corporation individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for impairment, generally this means TDR loans, previously removed TDR loans and any other loans and leases that no longer exhibit similar risk characteristics of one of the pools of financial assets used for collective evaluation. All other loans and leases are evaluated collectively for impairment. A reserve for unfunded credit commitments such as letters of credit, financial guarantees and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition.

Individually evaluated loans and leases are a key component of the ACL. Individually evaluated consumer loans are generally measured at the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based on the fair value of the collateral less estimated selling costs. Individually evaluated commercial loans and leases are generally measured at the present value of the expected future cash flows discounted at the initial effective interest rate of the loan or lease, unless the loan or lease is collateral dependent, in which case impairment is based on the fair value of collateral less estimated selling costs; however, if payment or satisfaction of the loan or lease is dependent on the operation, rather than the sale of the collateral, the impairment does not include estimated selling costs.
The impairment for all other consumer and commercial loans and leases is evaluated collectively by various characteristics. The collective evaluation of expected losses in these portfolios is based on their probability of default multiplied by historical loss rates, as well as adjustments for forward-looking information, including industry and macroeconomic forecasts. Management has elected to use a twenty-four month reasonable and supportable forecast period with a twelve month straight line reversion to historical loss rates. Factors utilized in the determination of the amount of the allowance include historical loss experience, current economic forecasts and measurement date credit risk characteristics such as product type, lien position, delinquency, collateral value, credit bureau scores and financial statement ratios. The unfunded credit commitments depend on all the same factors, as well as estimates of exposure at default. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly.
Loans and leases are charged off to the extent they are deemed to be uncollectible. Net charge-offs are included in historical data utilized for calculating the ACL. Loans that are not collateral dependent are charged off when deemed uncollectible based on specific facts and circumstances. Residential mortgage and home equity loans are charged off to the estimated fair value of the underlying collateral, less estimated selling costs, no later than 150 days past due. Additional review of the fair value, less estimated costs to sell, compared with the recorded value occurs upon foreclosure and additional charge-offs are recorded if necessary. Consumer installment loans will generally be charged off in full no later than 120 days past due, unless repossession is reasonably assured and in process, in which case the loan would be charged off to the fair value of the collateral, less estimated selling costs. Consumer loans in bankruptcy status may be charged down to the fair value of the collateral, less estimated selling costs, within 60 days past due based on specific criteria. Deposit account overdrafts are reported in other loans. Net losses on uncollectible overdrafts are reported as net charge-offs in the ACL within 60 days from the date of overdraft. Commercial loans and leases that are considered collateral dependent are charged off to estimated fair value, less estimated selling costs when it becomes probable, based on current information and events, that all principal and interest amounts will not be collectible in accordance with their contractual terms.

The amount of the ACL significantly depends on management's estimates of key factors and assumptions affecting valuation, appraisals of collateral, evaluations of performance and status, the amounts and timing of future cash flows expected to be received, forecasts of future economic conditions and reversion periods. Such estimates, appraisals, evaluations, cash flows and forecasts may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees, properties or economic conditions. These estimates are reviewed quarterly and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.
Accrued interest receivable is included in other assets on the Consolidated Statements of Financial Condition, and an ACL is not recorded for these balances. Generally, when a loan or lease is placed on nonaccrual status, typically when the collection of interest or principal is 90 days or more past due, uncollected interest accrued in prior years is charged off against the ACL and interest accrued in the current year is reversed against interest income.
Management maintains a framework of controls over the estimation process for the ACL, including review of collective reserve methodologies for compliance with GAAP. Management has a quarterly process to review the appropriateness of historical observation periods and loss assumptions, risk ratings assigned to commercial loans and leases, and discount rate assumptions used to estimate the fair value of consumer real estate. Management reviews its qualitative framework and the effect on the collective reserve compared with relevant credit risk factors and consistency with credit trends. Management also maintains controls over the information systems, models and spreadsheets used in the quantitative components of the reserve estimate. This includes the quality and accuracy of historical data used to derive loss rates, the probability of default, loss given default, the inputs to industry and macroeconomic forecasts and the reversion periods utilized. The results of this process are summarized and presented to management quarterly for their approval of the recorded allowance.
See "Note 8.  Allowance for Credit Losses and Credit Quality" for further information.

Loans and Leases Acquired in a Business Combination The Corporation records loans and leases acquired in a business combination at fair value at the acquisition date and the fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan or lease. An ACL is also recorded following the Corporation’s ACL accounting policy. Purchased and acquired loans and leases are evaluated at the acquisition date and classified as either (i) loans and leases purchased without evidence of deteriorated credit quality since origination, or (ii) loans and leases purchased that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, referred to as purchased financial assets with credit deterioration ("PCD") assets. In determining whether an acquired asset should be classified as PCD, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not the asset has experienced more-than-insignificant credit deterioration since origination. This is a point in time assessment and is inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. The ACL estimated for PCD loans and leases as of the acquisition date is recorded as a gross-up of the loan or lease balance and the ACL. Any remaining discount or premium after the gross-up is then recognized as an adjustment to yield over the remaining life of each PCD loan or lease. After the acquisition date, the accounting for acquired loans and leases, including PCD and non-PCD loans and leases, follows the same accounting guidance as loans and leases originated by the Corporation.
See "Note 8. Allowance for Credit Losses and Credit Quality" for further information.

Investment Securities Held-to-Maturity
Investment securities held-to-maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of investment securities available-for-sale to investment securities held-to-maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity investment security. Such amounts are then amortized over the remaining life of the transferred investment security as an adjustment of the yield on those securities. The Corporation evaluates investment securities held-to-maturity for credit losses on a quarterly basis, and records any such losses as a component of provision for credit losses in the Consolidated Statements of Income. See "Note 6. Investment Securities" for further information on investment securities held-to-maturity.

Investment Securities Available-for-Sale
Investment securities available-for-sale are carried at fair value with the unrealized gains or losses net of related deferred income taxes reported within accumulated other comprehensive income (loss). The cost of investment securities sold is determined on a specific identification basis and gains or losses on sales of investment securities available-for-sale are recognized on trade dates. Discounts and premiums on investment securities available-for-sale are amortized using a level yield method over the expected life of the security, or to the earliest call date for premiums on investment securities with call features. The Corporation evaluates investment securities available-for-sale for credit losses on a quarterly basis, and records any such losses as a component of provision for credit losses in the Consolidated Statements of Income. See "Note 6. Investment Securities" for further information on investment securities available-for-sale.
Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Corporation adopted ASU No. 2020-03, Codification Improvements to Financial Instruments, which is comprised of amendments intended to clarify or improve the accounting guidance for various financial instruments, including fair value measurement and disclosure, disclosures for depository and lending institutions, and the interaction between Topic 326 - Financial Instruments - Credit losses and other Topics. Each of the clarifying amendments are either not relevant to the Corporation's consolidated financial statements or further confirmed the Corporation's existing interpretation of the accounting guidance. As such, the adoption of this guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2020, the Corporation adopted ASU No. 2019-08, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements-Share-Based Consideration Payable to a Customer, which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2020, the Corporation adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which makes targeted improvements to the accounting for collaborative arrangements in response to questions raised as a result of the issuance of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The adoption of this guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2020, the Corporation adopted ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. In addition to providing variable interest entities ("VIE") guidance to private companies, this ASU contains an amendment applicable to all entities which amends how a decision maker or service provider determines whether its fee is a variable interest in a VIE when a related party under common control also has an interest in the VIE. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2020, the Corporation adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. While the adoption of this guidance required adjustments to our fair value disclosures, it did not have a material impact on the consolidated financial statements.

Effective January 1, 2020, the Corporation adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, the Corporation will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance largely remains unchanged. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2020, the Corporation adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets (including off-balance sheet exposures), including trade and other receivables, debt securities held-to-maturity, loans, net investments in leases and purchased financial assets with credit deterioration. The ASU requires the use of a current expected credit loss ("CECL") methodology to determine the allowance for credit losses for loans and debt securities held-to-maturity. CECL requires loss estimates for the remaining estimated life of the asset to be measured using historical loss data as well as adjustments for current conditions and reasonable and supportable forecasts of future economic conditions. Effective January 1, 2020, the Corporation also adopted the following ASUs, which further amend the original CECL guidance in Topic 326: (i) ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842; (ii) ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics; (iii) ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provides an option to irrevocably elect the fair value option in Subtopic 825-10 to certain instruments within the scope of Subtopic 326-20 upon adoption of Topic 326; (iv) ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies that expected recoveries of amounts previously written off or expected to be written off should be included in the estimate of allowance for credit losses for purchased financial assets with credit deterioration, provides certain transition relief for TDR accounting when the discounted cash flow method is used to estimate credit losses, allows entities to elect to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements, and clarifies that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing financial assets when electing a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of the financial asset and the fair value of collateral securing the financial asset as of the reporting date. These ASUs were adopted on a modified retrospective basis.

CECL represents a significant change in GAAP and is expected to result in a significant change to industry practice, which the Corporation expects will continue to evolve over time. Our adoption resulted in an ACL as of January 1, 2020 that is larger than the allowance for loan and lease losses ("ALLL") that would have been recorded under the legacy guidance on the same date by $206.0 million in total for all portfolios. Approximately 20% of the increase from ALLL to ACL relates to originated loans and leases, with the largest impact on the consumer segment given the longer duration of the portfolios. A significant portion of the increase from ALLL to ACL is a result of new requirements to record ACL related to acquired loans and leases, regardless of any credit mark recorded. Approximately 80% of the increase from ALLL to ACL relates to acquired loans and leases, which were recorded at estimated fair value at their respective acquisition date, the majority of which relate to loans and leases acquired in the Merger. Under legacy GAAP, credit marks were included in the determination of the fair value adjustments reflected as a discount to the carrying value of the loans, and an ALLL was not recorded on acquired loans and leases until evidence of credit deterioration existed post acquisition. However, upon adoption of CECL an ACL is recorded for all acquired loans and leases based on the lifetime loss concept. Further, for acquired loans and leases that do not meet the definition of PCD, the credit and interest marks which existed from acquisition accounting as of December 31, 2019 will continue to accrete over the life of loan. For acquired loans that met the definition of PCI under legacy GAAP and converted to PCD at CECL adoption, the ACL recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding ACL, and therefore results in little to no impact to the cumulative effect adjustment to retained earnings. Prior to the adoption of CECL, PCI loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of previous purchased credit impaired loans were reclassified to nonaccrual loans as a result of the adoption of CECL. The adoption of CECL also resulted in an increase in the liability for unfunded commitments of $14.7 million. For other assets within the scope of the standard such as held-to-maturity investment securities, trade and other receivables, the impact from the standard was inconsequential. The cumulative tax effected adjustment to record ACL and to increase the unfunded commitment liability resulted in a reduction to retained earnings of $159.3 million. Post-adoption, as loans and leases are added to the portfolio, the Corporation expects higher levels of ACL determined by CECL assumptions, resulting in accelerated recognition of provision for credit losses, as compared to historical results. In response to the COVID-19 pandemic, the regulatory agencies published an interim final rule on March 31, 2020 that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for 2 years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the March 31, 2020 interim final rule. Additional and modified disclosure requirements under CECL are included in "Note 6. Investment Securities" and "Note 8. Allowance for Credit Losses and Credit Quality."

Recently Issued but Not Yet Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides a number of optional expedients to general accounting guidance intended to ease the burden of the accounting impacts of reference rate reform related to contract modifications and hedge accounting elections. Adoption of the expedients is allowed after March 12, 2020 and no later than December 31, 2022. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interactions between Topic 321, Topic 323 and Topic 815, including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The adoption of this ASU will be required beginning with the Corporation's Quarterly Report on Form 10-Q for the quarter ending March 31, 2021. Early adoption is allowed. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

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

As of March 26, 2020, TCF Bank was no longer required by Federal Reserve regulations to maintain reserves in cash on hand or at the Federal Reserve Bank.

The Corporation maintains cash balances that are restricted as to their use in accordance with certain obligations. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. The Corporation may also retain cash balances for collateral on certain borrowings and derivatives. The Corporation maintained restricted cash totaling $113.8 million and $68.6 million at March 31, 2020 and December 31, 2019, respectively.

Note 5. Federal Home Loan Bank and Federal Reserve Bank Stocks

Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stocks were as follows:

(In thousands)	At March 31, 2020	At December 31, 2019
FHLB stock, at cost	$360,473	$318,473
FRB stock, at cost	123,988	123,967
Total investments	$484,461	$442,440

The investments in FHLB stock are required investments related to the Corporation's membership and borrowings in the FHLB of Des Moines, and additional commitments from the FHLB of Indianapolis and Cincinnati. The Corporation's investments in the FHLB of Des Moines, Indianapolis and Cincinnati could be adversely impacted by the financial operations of the Federal Home Loan Banks and actions of their regulator, the Federal Housing Finance Agency. The amount of FRB stock that TCF Bank is required to hold is based on TCF Bank's capital structure. The Corporation periodically evaluates investments for impairment. There was no impairment of these investments at March 31, 2020 and December 31, 2019.

Note 6.  Investment Securities

The amortized cost and fair value of investment securities were as follows:

	Investment Securities Available-for-sale, At Fair Value
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2020
Debt securities:
Government and government-sponsored enterprises	$218,996	$80	$496	$218,580
Obligations of states and political subdivisions	850,816	16,509	769	866,556
Mortgage-backed securities:
Residential agency	4,701,950	194,932	13	4,896,869
Residential non-agency	327,663	415	4,544	323,534
Commercial agency	653,969	27,769	2,156	679,582
Commercial non-agency	39,390	328	15	39,703
Total mortgage-backed debt securities	5,722,972	223,444	6,728	5,939,688
Corporate debt and trust preferred securities	451	—	51	400
Total investment securities available-for-sale	$6,793,235	$240,033	$8,044	$7,025,224
At December 31, 2019
Debt securities:
Government and government-sponsored enterprises	$235,045	$18	$678	$234,385
Obligations of states and political subdivisions	852,096	12,446	687	863,855
Mortgage-backed securities:
Residential agency	4,492,427	68,797	6,103	4,555,121
Residential non-agency	374,046	1,166	616	374,596
Commercial agency	645,814	8,639	2,049	652,404
Commercial non-agency	39,398	17	205	39,210
Total mortgage-backed debt securities	5,551,685	78,619	8,973	5,621,331
Corporate debt and trust preferred securities	451	—	21	430
Total investment securities available-for-sale	$6,639,277	$91,083	$10,359	$6,720,001

	Investment Securities Held-to-Maturity
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2020
Residential agency mortgage-backed securities	$131,947	$10,370	$15	$142,302
Corporate debt and trust preferred securities	3,672	—	—	3,672
Total investment securities held-to-maturity (1)	$135,619	$10,370	$15	$145,974
At December 31, 2019
Residential agency mortgage-backed securities	$135,769	$5,576	$177	$141,168
Corporate debt and trust preferred securities	3,676	—	—	3,676
Total investment securities held-to-maturity	$139,445	$5,576	$177	$144,844

(1)	The adoption of CECL was inconsequential to held-to-maturity investment securities. At March 31, 2020 there was no allowance for credit losses for investment securities held-to-maturity.

Accrued interest receivable for investment securities was $25.3 million and $21.6 million at March 31, 2020 and December 31, 2019, respectively, and is is included in other assets on the Consolidated Statements of Financial Condition.

Gross unrealized losses and fair value of available-for-sale investment securities aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At March 31, 2020
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Government and government sponsored enterprises	$182,694	$496	$—	$—	$182,694	$496
Obligations of states and political subdivisions	145,406	769	—	—	145,406	769
Mortgage-backed securities:
Residential agency	480	13	—	—	480	13
Residential non-agency	251,453	4,544	—	—	251,453	4,544
Commercial agency	89,607	2,156	—	—	89,607	2,156
Commercial non-agency	2,004	15	—	—	2,004	15
Total mortgage-backed debt securities	343,544	6,728	—	—	343,544	6,728
Corporate debt and trust preferred securities	400	51	—	—	400	51
Total investment securities available-for-sale	$672,044	$8,044	$—	$—	$672,044	$8,044

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Government and government sponsored enterprises	$226,177	$678	$—	$—	$226,177	$678
Obligations of states and political subdivisions	60,639	687	—	—	60,639	687
Mortgage-backed securities:
Residential agency	667,511	3,586	200,534	2,517	868,045	6,103
Residential non-agency	140,403	616	—	—	140,403	616
Commercial agency	176,880	2,049	—	—	176,880	2,049
Commercial non-agency	25,560	205	—	—	25,560	205
Total mortgage-backed debt securities	1,010,354	6,456	200,534	2,517	1,210,888	8,973
Corporate debt and trust preferred securities	430	21	—	—	430	21
Total investment securities available-for-sale	$1,297,600	$7,842	$200,534	$2,517	$1,498,134	$10,359

The adoption of CECL did not have a material impact on our accounting for available-for-sale investment securities. At March 31, 2020 there were 598 available-for-sale investment securities in an unrealized loss position. We have assessed each investment security with unrealized losses for credit impairment. As part of that assessment we evaluated and concluded that it is more-likely-than-not that the Corporation will not be required and does not intend to sell any of the investment securities prior to recovery of the amortized cost. Unrealized losses on investment securities were due to credit spreads and interest rates.

The gross gains and losses on sales of investment securities were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Gross realized gains	$—	$1,622
Gross realized losses	—	1,175
Recoveries on previously impaired investment securities held-to-maturity	—	4
Net gains (losses) on investment securities	$—	$451

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

	At March 31, 2020		At December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities Available-for-Sale
Due in one year or less	$66,096	$66,021	$66,124	$66,112
Due in 1-5 years	188,565	189,294	191,364	192,065
Due in 5-10 years	551,643	569,940	547,813	555,523
Due after 10 years	5,986,931	6,199,969	5,833,976	5,906,301
Total investment securities available-for-sale	$6,793,235	$7,025,224	$6,639,277	$6,720,001
Investment Securities Held-to-Maturity
Due in 1-5 years	$3,550	$3,550	$3,550	$3,550
Due in 5-10 years	55	61	58	64
Due after 10 years	132,014	142,363	135,837	141,230
Total investment securities held-to-maturity	$135,619	$145,974	$139,445	$144,844

At March 31, 2020 and December 31, 2019, investment securities with a carrying value of $1.2 billion and $627.0 million, respectively, were pledged as collateral to secure certain deposits and borrowings.

Note 7.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At March 31, 2020	At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$12,326,943	$11,439,602
Commercial real estate	9,486,904	9,136,870
Lease financing	2,708,998	2,699,869
Total commercial loan and lease portfolio	24,522,845	23,276,341
Consumer loan portfolio:
Residential mortgage	6,435,314	6,179,805
Consumer installment	1,509,953	1,542,411
Home equity	3,453,502	3,498,907
Total consumer loan portfolio	11,398,769	11,221,123
Total loans and leases(1)	$35,921,614	$34,497,464

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $(177.8) million and $(201.5) million at March 31, 2020 and December 31, 2019, respectively.

Accrued interest receivable for loans and leases was $109.4 million and $106.5 million at March 31, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

Acquired Loans and Leases The Corporation acquires loans and leases through business combinations and purchases of loan and lease portfolios. These loans and leases are recorded at fair value at acquisition and the fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan or lease. The Corporation purchased jumbo residential mortgage loans at fair value of $423.0 million during the three months ended March 31, 2020, none of which qualified as PCD loans.

See "Note 3. Summary of Significant Accounting Policies" for further acquired loans and leases policy information.

Lease Income The components of total lease income were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest income - loans and leases:
Interest income on net investment in direct financing and sales-type leases	$34,156	$32,384
Leasing revenue (noninterest income):
Lease income from operating lease payments	23,902	25,399
Profit recorded on commencement date on sales-type leases	3,580	7,057
Gains on sales of leased equipment	6,083	5,709
Leasing revenue	33,565	38,165
Total lease income	$67,721	$70,549

Loan Sales The following table summarizes the net gains on sales of loans and leases. We retain servicing on a majority of loans sold. See "Note 10. Loan Servicing Rights" for further information.

	Three Months Ended March 31,
(In millions)	2020	2019
Sale proceeds, net	$555,182	$274,986
Recorded investment in loans and leases sold, including accrued interest	537,180	267,109
Other	2,588	340
Net gains on sales of loans and leases	$20,590	$8,217

The interest-only strips on the balance sheet related to loan sales were as follows:

(In thousands)	At March 31, 2020	At December 31, 2019
Interest-only strips	$10,951	$12,813

We recorded $224 thousand of impairment charges on interest-only strips during the three months ended March 31, 2020 and no impairment charges during the three months ended March 31, 2019.

The Corporation's agreements to sell consumer loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification in the event we breach these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. Losses related to repurchases pursuant to such representations, warranties and covenants were immaterial for the three months ended March 31, 2020 and 2019.

Note 8.  Allowance for Credit Losses and Credit Quality

Effective January 1, 2020, the Corporation adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related ASUs on a modified retrospective basis. Financial information at or for the quarter ended March 31, 2020 is reflected as such. The historical financial information disclosed is in accordance with ASC Topic 310.

Allowance for Credit Losses The rollforwards of the allowance for credit losses were as follows:

(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total Loans and Leases	Unfunded Commitments(1)	Total
At or For the Three Months Ended March 31, 2020
Balance, beginning of period	$28,572	$84,480	$113,052	$3,528	$116,580
Impact of CECL adoption	107,337	98,655	205,992	14,707	220,699
Adjusted balance, beginning of period	135,909	183,135	319,044	18,235	337,279
Charge-offs	(5,900)	(9,749)	(15,649)	—	(15,649)
Recoveries	4,760	5,412	10,172	—	10,172
Net (charge-offs) recoveries	(1,140)	(4,337)	(5,477)	—	(5,477)
Provision for credit losses(2)	40,288	52,702	92,990	3,953	96,943
Other	—	(174)	(174)	—	(174)
Balance, end of period	$175,057	$231,326	$406,383	$22,188	$428,571
At or For the Three Months Ended March 31, 2019
Balance, beginning of period	$80,017	$77,429	$157,446	$1,428	$158,874
Charge-offs	(16,866)	(7,565)	(24,431)	—	(24,431)
Recoveries	4,857	920	5,777	—	5,777
Net (charge-offs) recoveries	(12,009)	(6,645)	(18,654)	—	(18,654)
Provision for credit losses(2)	7,258	2,864	10,122	513	10,635
Other	(969)	27	(942)	—	(942)
Balance, end of period	$74,297	$73,675	$147,972	$1,941	$149,913

(1)	Reserve for unfunded commitments is recognized within other liabilities on the Consolidated Statements of Financial Condition.

(2)
As a result of the adoption of CECL, effective January 1, 2020, the provision for credit losses includes the provision for unfunded commitments that was previously included within other noninterest expense.

Additional disclosures previously required by ASC Topic 310 related to the Corporation's December 31, 2019 balances are included as follows.

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology was as follows:

	At December 31, 2019
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total Loans and Leases
Allowance for loan and lease losses
Collectively evaluated for impairment	$26,430	$75,756	$102,186
Individually evaluated for impairment	1,468	5,769	7,237
Loans acquired with deteriorated credit quality	674	2,955	3,629
Total	$28,572	$84,480	$113,052
Loans and leases outstanding
Collectively evaluated for impairment	$11,087,534	$22,986,607	$34,074,141
Individually evaluated for impairment	60,694	115,843	176,537
Loans acquired with deteriorated credit quality	72,895	173,891	246,786
Total	$11,221,123	$23,276,341	$34,497,464

Information on impaired loans and leases at December 31, 2019 was as follows:

	At December 31, 2019
(In thousands)	Unpaid Contractual Balance	Loan and Lease Balance	Related Allowance Recorded
Impaired loans and leases with an allowance recorded:
Commercial loan and lease portfolio:
Commercial and industrial	$20,069	$20,090	$2,844
Commercial real estate	4,225	3,962	333
Lease financing	10,956	10,956	2,592
Total commercial loan and lease portfolio	35,250	35,008	5,769
Consumer loan portfolio:
Residential mortgage	24,297	22,250	1,030
Home equity	9,418	8,791	438
Total consumer loan portfolio	33,715	31,041	1,468
Total impaired loans and leases with an allowance recorded	68,965	66,049	7,237
Impaired loans and leases without an allowance recorded:
Commercial loan and lease portfolio:
Commercial and industrial	55,889	39,098	—
Commercial real estate	69,143	41,737	—
Total commercial loan and lease portfolio	125,032	80,835	—
Consumer loan portfolio:
Residential mortgage	31,142	22,594	—
Consumer installment	2,095	880	—
Home equity	24,709	6,179	—
Total consumer loan portfolio	57,946	29,653	—
Total impaired loans and leases without an allowance recorded	182,978	110,488	—
Total impaired loans and leases	$251,943	$176,537	$7,237

Accruing and Nonaccrual Loans and Leases The Corporation's key credit quality indicator is the receivable's payment performance status, defined as accruing or not accruing. Nonaccrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease. Loans and leases that are over 90 days delinquent are a leading indicator for future charge-off trends and are generally placed on nonaccrual status. The Corporation's accruing and nonaccrual loans and leases were as follows:

(In thousands)	Current	30-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Nonaccrual(1)	Total
At March 31, 2020
Commercial loan and lease portfolio:
Commercial and industrial	$12,188,493	$54,183	$110	$12,242,786	$84,157	$12,326,943
Commercial real estate	9,395,692	42,738	1,442	9,439,872	47,032	9,486,904
Lease financing	2,653,675	39,108	3,045	2,695,828	13,170	2,708,998
Total commercial loan and lease portfolio	24,237,860	136,029	4,597	24,378,486	144,359	24,522,845
Consumer loan portfolio:
Residential mortgage	6,350,832	21,949	553	6,373,334	61,980	6,435,314
Consumer installment	1,504,344	4,615	5	1,508,964	989	1,509,953
Home equity	3,380,076	29,864	415	3,410,355	43,147	3,453,502
Total consumer loan portfolio	11,235,252	56,428	973	11,292,653	106,116	11,398,769
Total	$35,473,112	$192,457	$5,570	$35,671,139	$250,475	$35,921,614
At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$11,283,832	$29,780	$331	$11,313,943	$53,812	$11,367,755
Commercial real estate	8,993,360	10,291	1,440	9,005,091	29,735	9,034,826
Lease financing	2,662,354	24,657	1,901	2,688,912	10,957	2,699,869
Total commercial loan and lease portfolio	22,939,546	64,728	3,672	23,007,946	94,504	23,102,450
Consumer loan portfolio:
Residential mortgage	6,056,817	17,245	559	6,074,621	38,577	6,113,198
Consumer installment	1,536,714	4,292	108	1,541,114	714	1,541,828
Home equity	3,434,771	22,568	—	3,457,339	35,863	3,493,202
Total consumer loan portfolio	11,028,302	44,105	667	11,073,074	75,154	11,148,228
Purchased credit impaired loans(1)	217,206	3,843	25,737	246,786	—	246,786
Total	$34,185,054	$112,676	$30,076	$34,327,806	$169,658	$34,497,464

(1)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of previous purchased credit impaired loans were reclassified to nonaccrual loans as a result of the adoption of CECL.

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At March 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$—	$—	$—	$67	$39	$4	$—	$—	$110
Commercial real estate	—	—	115	—	—	1,327	—	—	1,442
Lease financing	—	2,012	691	152	60	130	—	—	3,045
Total commercial loan and lease portfolio	—	2,012	806	219	99	1,461	—	—	4,597
Consumer loan portfolio:
Residential mortgage	—	—	—	—	—	553	—	—	553
Consumer installment	5	—	—	—	—	—	—	—	5
Home equity	—	—	—	—	—	—	415	—	415
Total consumer loan portfolio	5	—	—	—	—	553	415	—	973
Total 90 days or more delinquent and accruing	$5	$2,012	$806	$219	$99	$2,014	$415	$—	$5,570

Nonaccrual loans and leases by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At March 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$296	$5,192	$12,329	$15,382	$13,883	$29,984	$7,091	$—	$84,157
Commercial real estate	—	457	3,758	4,457	9,707	28,653	—	—	47,032
Lease financing	—	1,413	2,065	4,496	1,764	2,546	—	886	13,170
Total commercial loan and lease portfolio	296	7,062	18,152	24,335	25,354	61,183	7,091	886	144,359
Consumer loan portfolio:
Residential mortgage	267	1,517	2,383	2,673	1,857	52,338	—	945	61,980
Consumer installment	—	33	241	122	70	438	85	—	989
Home equity	528	1,883	684	365	215	4,895	33,688	889	43,147
Total consumer loan portfolio	795	3,433	3,308	3,160	2,142	57,671	33,773	1,834	106,116
Total nonaccrual loans and leases	$1,091	$10,495	$21,460	$27,495	$27,496	$118,854	$40,864	$2,720	$250,475

The average balance of nonaccrual loans and leases and interest income recognized on nonaccrual loans and leases were as follows:

	Three Months Ended March 31,
	2020		2019
(In thousands)	Average Loan and Lease Balance(1)	Interest Income Recognized(1)	Average Loan and Lease Balance	Interest Income Recognized
Commercial loan and lease portfolio:
Commercial and industrial	$68,985	$1,709	$21,605	$71
Commercial real estate	38,383	1,784	2,562	—
Lease financing	12,063	51	9,485	34
Total commercial loan and lease portfolio	119,431	3,544	33,652	105
Consumer loan portfolio:
Residential mortgage	50,278	638	34,169	78
Consumer installment	852	25	8,807	—
Home equity	39,505	156	27,973	40
Total consumer loan portfolio	90,635	819	70,949	118
Total nonaccrual loans and leases	$210,066	$4,363	$104,601	$223

(1)
At January 1, 2020, $73.4 million of previously purchased credit impaired loans were reclassified to nonaccrual loans as a result of the adoption of CECL. Beginning January 1, 2020, interest income, including the related purchase accounting accretion and amortization is included related to these loans.

In addition to the receivable's payment performance status, credit quality is also analyzed using risk categories, which vary based on the size and type of credit risk exposure and additionally measure liquidity, debt capacity, coverage and payment behavior as shown in the borrower's financial statements. The risk categories also measure the quality of the borrower's management and the repayment support offered by any guarantors. Loan and lease credit classifications are derived from standard regulatory rating definitions, which include: pass, special mention, substandard, doubtful and loss. Substandard and doubtful loans and leases have well-defined weaknesses, but may never result in a loss.

The amortized cost basis of loans and leases by credit risk categories and year of origination was as follows:

	Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases(1)	Revolving Loans and Leases Converted to Term Loans and Leases(2)
At March 31, 2020	2020	2019	2018	2017	2016	Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial
Pass	$791,458	$2,781,870	$1,607,788	$940,905	$630,425	$917,788	$4,058,569	$40,089	$11,768,892
Special mention	667	15,050	47,411	37,612	26,010	45,499	139,147	1,259	312,655
Substandard	1,526	17,159	43,437	14,028	29,873	45,130	88,036	—	239,189
Doubtful	—	—	1,500	4,199	—	508	—	—	6,207
Total commercial and industrial	793,651	2,814,079	1,700,136	996,744	686,308	1,008,925	4,285,752	41,348	12,326,943
Commercial real estate
Pass	685,194	2,328,888	2,141,432	1,671,351	889,876	1,436,544	1,077	—	9,154,362
Special mention	—	38,094	16,882	97,826	36,102	50,891	—	—	239,795
Substandard	—	662	5,516	9,043	16,622	60,904	—	—	92,747
Total commercial real estate	685,194	2,367,644	2,163,830	1,778,220	942,600	1,548,339	1,077	—	9,486,904
Lease financing
Pass	262,563	935,170	549,772	357,029	212,876	89,606	44,682	200,917	2,652,615
Special mention	660	5,154	3,781	4,256	2,899	2,327	—	11,524	30,601
Substandard	3,371	3,596	3,371	6,365	2,596	3,533	—	2,950	25,782
Total lease financing	266,594	943,920	556,924	367,650	218,371	95,466	44,682	215,391	2,708,998
Total commercial	1,745,439	6,125,643	4,420,890	3,142,614	1,847,279	2,652,730	4,331,511	256,739	24,522,845
Consumer loan portfolio:
Residential mortgage
Pass	504,871	1,526,611	1,045,969	668,442	618,565	1,987,061	—	16,554	6,368,073
Special mention	—	393	—	—	—	382	—	—	775
Substandard	267	1,517	2,599	2,807	1,857	56,474	—	945	66,466
Total residential mortgage	505,138	1,528,521	1,048,568	671,249	620,422	2,043,917	—	17,499	6,435,314
Consumer installment
Pass	97,037	483,133	258,519	266,110	189,150	179,147	35,851	—	1,508,947
Substandard	—	42	241	122	70	438	93	—	1,006
Total consumer installment	97,037	483,175	258,760	266,232	189,220	179,585	35,944	—	1,509,953
Home equity
Pass	11,857	68,988	68,945	56,168	41,278	172,810	2,956,158	29,015	3,405,219
Special mention	—	230	—	37	—	372	30	—	669
Substandard	625	2,166	757	365	267	5,353	37,129	952	47,614
Total home equity	12,482	71,384	69,702	56,570	41,545	178,535	2,993,317	29,967	3,453,502
Total consumer	614,657	2,083,080	1,377,030	994,051	851,187	2,402,037	3,029,261	47,466	11,398,769
Total loans and leases	$2,360,096	$8,208,723	$5,797,920	$4,136,665	$2,698,466	$5,054,767	$7,360,772	$304,205	$35,921,614

(1)
This balance includes $44.7 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease is provided over time, and additional amounts are required to be provided to the respective lessees in future accounting periods.

(2)
This balance includes $256.7 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease was provided over time, and all equipment required by the lease has been provided to the respective lessees in current or previous accounting periods.

The recorded investment of loans and leases by credit risk categories as of December 31, 2019 was as follows:

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

The following table presents the recorded investment of loan modifications first classified as TDRs during the periods presented:

	Three Months Ended March 31,
	2020		2019
(In thousands)	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment
Commercial loan and lease portfolio:
Commercial and industrial	$5,751	$5,751	$1,195	$1,195
Commercial real estate	106	106	569	569
Total commercial loan and lease portfolio	5,857	5,857	1,764	1,764
Consumer loan portfolio:
Residential mortgage	3,222	3,157	1,385	1,378
Consumer installment	376	353	—	—
Home equity	997	996	1,666	1,654
Total consumer loan portfolio	4,595	4,506	3,051	3,032
Total	$10,452	$10,363	$4,815	$4,796

The following table presents TDR loans:

	At March 31, 2020			At December 31, 2019
(In thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$9,655	$10,313	$19,968	$12,986	$5,356	$18,342
Consumer loan portfolio	13,248	17,331	30,579	12,403	14,875	27,278
Total	$22,903	$27,644	$50,547	$25,389	$20,231	$45,620

Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $840 thousand and $638 thousand at March 31, 2020 and December 31, 2019, respectively.

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

	Three Months Ended March 31,
(In thousands)	2020	2019
Defaulted TDR loan balances modified during the applicable period
Consumer loan portfolio:
Residential mortgage	$630	$190
Consumer installment	—	536
Home equity	59	94
Total consumer loan portfolio	689	820
Defaulted TDR loan balances	$689	$820

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At March 31, 2020	At December 31, 2019
Other real estate owned	$38,914	$34,256
Repossessed and returned assets	10,196	8,045
Consumer loans in process of foreclosure	18,693	17,758

Other real estate owned and repossessed and returned assets were written down $842 thousand and $1.8 million during the three months ended March 31, 2020 and March 31, 2019, respectively, and were included in other assets on the Consolidated Statements of Financial Condition.

Note 9. Goodwill

Goodwill was as follows:

(In thousands)	At March 31, 2020	At December 31, 2019
Goodwill related to consumer banking segment	$771,555	$764,389
Goodwill related to commercial banking segment	541,491	535,489
Goodwill, net	$1,313,046	$1,299,878

The Corporation recorded goodwill in the amount of $1.2 billion related to the merger with Legacy TCF completed on August 1, 2019. Goodwill was allocated to the appropriate reporting unit based on the relative fair value of assets acquired and deposits held by the reporting unit. This methodology allocates goodwill in proportion to the assets held by each reporting unit as well as incorporating the value of the funding source provided by the in place deposits. The reporting units aggregate between the Consumer Banking and Commercial Banking segments. See "Note 2. Merger" for further information. There was no impairment of goodwill for the three months ended March 31, 2020 and 2019.

Note 10. Loan Servicing Rights

Information regarding LSRs was as follows:

(In thousands)	At or For the Three Months Ended March 31, 2020
Balance, beginning of period	$56,313
New servicing assets created	2,451
Impairment (charge) recovery	(8,236)
Amortization	(3,245)
Balance, end of period	$47,283
Valuation allowance, end of period	$(12,118)
Loans serviced for others that have servicing rights capitalized, end of period	$6,444,101

Total loan servicing, late fee and other ancillary fee income, included in servicing fee income, related to loans serviced for others that have servicing rights capitalized was $4.2 million for the three months ended March 31, 2020.

Note 11. Investments in Qualified Affordable Housing Projects, Federal Historic Projects and New Market Tax Credits

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

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized amortization expense of investments in qualified affordable housing projects of $5.3 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense was offset by tax credits and other benefits of $6.6 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. The Corporation's remaining investment in qualified affordable housing projects totaled $203.4 million and $195.8 million at March 31, 2020 and December 31, 2019, respectively.

Under the equity method, the Corporation's share of the earnings or losses is included in other noninterest expense. The Corporation's remaining investment in the federal historic projects, and Ohio historic preservation tax credits totaled $46.0 million and $43.6 million at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, $0.3 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $0.2 million. During the three months ended March 31, 2020, state tax credits, inclusive of impairment, totaled $0.4 million.

The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects, federal historic projects and new market tax credits are included in other liabilities. The Corporation's remaining unfunded equity contributions totaled $143.8 million and $131.3 million at March 31, 2020 and December 31, 2019, respectively.

Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

Investments in qualified affordable housing projects, federal historic projects and new market tax credits are considered VIEs because TCF, as a limited partner, lacks the power to direct the activities that most significantly impact the entities' economic performance. TCF has concluded it is not the primary beneficiary and therefore, they are not consolidated. The maximum exposure to loss on the VIE investments is limited to the carrying amount of the investments and the potential recapture of any recognized tax credits. TCF believes the likelihood of the tax credits being recaptured is remote, as a loss would only take place if the managing entity failed to meet certain government compliance requirements. Further, certain of TCF's investments in affordable housing limited liability entities include guaranteed minimum returns which are backed by an investment grade credit-rated company, which reduces the risk of loss.

Note 12. Borrowings

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

Short-term borrowings (borrowings with an original maturity of less than one year) were as follows:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Weighted-average Rate	Amount	Weighted-average Rate
FHLB advances	$3,200,000	0.61%	$2,450,000	1.85%
Collateralized Deposits	202,535	0.64	219,145	0.64
Line-of-Credit - TCF Financial Corporation	80,000	2.64	—	—
Total short-term borrowings	$3,482,535	0.66	$2,669,145	1.75

On March 9, 2020, TCF Financial amended its $50.0 million unsecured 364-day revolving credit facility with an unaffiliated bank to expand borrowing capacity to $150.0 million, which is available to be used, as needed, to fund growth, common stock repurchases or other general corporate purposes. As of March 31, 2020, $80.0 million was outstanding on the revolving credit facility. The revolving credit facility contains covenants related to various capital adequacy levels, asset quality and profitability ratios that must be maintained, and certain restrictions on levels of indebtedness. TCF Financial was in compliance with all covenants at March 31, 2020.

Long-term borrowings were as follows:

(In thousands)	At March 31, 2020	At December 31, 2019
FHLB advances	$2,071,480	$1,822,058
Subordinated debt obligations	437,504	428,470
Discounted lease rentals	88,593	100,882
Finance lease obligation	3,017	3,038
Total long-term borrowings	$2,600,594	$2,354,448

On May 1, 2020, TCF Bank priced an offering of $150.0 million of fixed-to-floating rate subordinated notes (the “2030 Notes”), which closed on May 6, 2020 at par. The 2030 Notes, due May 6, 2030, bear an initial interest rate of 5.50% per annum, payable semi-annually in arrears on May 6 and November 6, commencing on November 6, 2020. The 2030 Notes are redeemable at TCF Bank's option beginning on May 6, 2025. Effective May 6, 2025, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 509 basis points, payable quarterly in arrears on February 6, May 6, August 6 and November 6, commencing on May 6, 2025. TCF Bank incurred issuance costs of approximately $1.6 million that are amortized as interest expense over the full term of the 2030 Notes using the effective interest method.

At March 31, 2020, TCF Bank had pledged loans secured by consumer and commercial real estate with an aggregate carrying value of $11.3 billion to provide borrowing capacity from the FHLB. At March 31, 2020, $1.8 billion of the FHLB advances outstanding were prepayable at the Corporation's option.

At March 31, 2020, TCF Bank had pledged loans and leases with an aggregate carrying value of $4.0 billion to provide borrowing capacity from the Federal Reserve Bank discount window. No borrowings were sourced from this facility at March 31, 2020.

The contractual maturities of long-term borrowings at March 31, 2020 were as follows:

(In thousands)
Remainder of 2020	$62,726
2021	1,818,472
2022	142,766
2023	23,658
2024	10,424
Thereafter	542,548
Total long-term borrowings	$2,600,594

Note 13.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Three Months Ended March 31,
	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Net unrealized gains (losses) arising during the period	$150,744	$(35,607)	$115,137	$48,628	$(11,836)	$36,792
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	754	(177)	577	1,370	(333)	1,037
Net gains (losses) on investment securities	—	—	—	(447)	109	(338)
Other noninterest expense	173	(40)	133	(162)	39	(123)
Amounts reclassified from accumulated other comprehensive income (loss)	927	(217)	710	761	(185)	576
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	151,671	(35,824)	115,847	49,389	(12,021)	37,368
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to other noninterest expense	(12)	3	(9)	(12)	4	(8)
Foreign currency translation adjustment(1)	(14,426)	—	(14,426)	3,567	—	3,567
Net unrealized gains (losses) on net investment hedges	13,695	(3,214)	$10,481	(3,050)	742	(2,308)
Total other comprehensive income (loss)	$150,928	$(39,035)	$111,893	$49,894	$(11,275)	$38,619

(1)	Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended March 31, 2020
Balance, beginning of period	$56,098	$9,800	$(11,697)	$76	$54,277
Other comprehensive income (loss)	115,137	10,481	(14,426)	—	111,192
Amounts reclassified from accumulated other comprehensive income (loss)	710	—	—	(9)	701
Net other comprehensive income (loss)	115,847	10,481	(14,426)	(9)	111,893
Balance, end of period	$171,945	$20,281	$(26,123)	$67	$166,170
At or For the Three Months Ended March 31, 2019
Balance, beginning of period	$(28,022)	$14,986	$(20,211)	$109	$(33,138)
Other comprehensive income (loss)	36,792	(2,308)	3,567	—	38,051
Amounts reclassified from accumulated other comprehensive income (loss)	576	—	—	(8)	568
Net other comprehensive income (loss)	37,368	(2,308)	3,567	(8)	38,619
Balance, end of period	$9,346	$12,678	$(16,644)	$101	$5,481

Note 14.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $121.4 million at March 31, 2020, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

The Basel III capital standards allowed institutions not subject to the advanced approaches requirements to opt out of including components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF and TCF Bank made the one-time permanent election to not include accumulated other comprehensive income (loss) in regulatory capital.

Effective January 1, 2020, the Corporation adopted CECL. In response to the COVID-19 pandemic, the regulatory agencies published an interim final rule on March 31, 2020 that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for two years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the March 31, 2020 interim final rule.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At March 31,	At December 31,	At March 31,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2020	2019	2020	2019
Regulatory Capital:
Common equity Tier 1 capital	$4,026,304	$4,050,826	$4,035,278	$4,039,191
Tier 1 capital	4,225,755	4,236,648	4,065,427	4,059,417
Total capital	4,744,899	4,681,630	4,565,533	4,524,051

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	10.44%	10.99%	10.48%	10.97%	6.50%	4.50%
Tier 1 risk-based capital ratio	10.96	11.49	10.56	11.03	8.00	6.00
Total risk-based capital ratio	12.31	12.70	11.86	12.29	10.00	8.00
Tier 1 leverage ratio	9.27	9.49	8.93	9.10	5.00	4.00

(1)	Excludes capital conservation buffer of 2.5% at both March 31, 2020 and December 31, 2019.

Note 15.  Derivative Instruments

Derivative instruments, recognized at fair value within other assets or other liabilities on the Consolidated Statements of Financial Condition, were as follows:

	At March 31, 2020
		Fair Value
(In thousands)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contract	$150,000	$—	$3
Forward foreign exchange contracts	167,488	5,938	—
Total derivatives designated as hedging instruments		$5,938	$3
Derivatives not designated as hedging instruments
Interest rate contracts	$5,875,131	$283,410	$15,967
Risk participation agreements	398,579	22	118
Forward foreign exchange contracts	239,076	3,250	2,200
Interest rate lock commitments	452,544	13,134	4
Forward loan sales commitments	539,741	26	8,819
Power Equity CDs	27,726	509	509
Swap agreement	12,652	—	286
Total derivatives not designated as hedging instruments		$300,351	$27,903
Total derivatives before netting		306,289	27,906
Netting(2)		(11,433)	(4,731)
Total derivatives, net		$294,856	$23,175

(1)
Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Condition.

(2)	Includes netting of derivative asset and liability balances and related cash collateral, where counterparty netting agreements are in place.

	At December 31, 2019
		Fair Value
(In thousands)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contract	$150,000	$—	$168
Forward foreign exchange contracts	177,593	—	3,251
Total derivatives designated as hedging instruments		$—	$3,419
Derivatives not designated as hedging instruments
Interest rate contracts	$5,095,969	$102,893	$5,872
Risk participation agreements	316,353	202	354
Forward foreign exchange contracts	262,656	—	3,268
Interest rate lock commitments	158,111	2,772	20
Forward loan sales commitments	174,013	41	289
Power Equity CD	29,009	734	734
Swap agreement	12,652	—	356
Total derivatives not designated as hedging instruments		$106,642	$10,893
Total derivatives before netting		$106,642	$14,312
Netting(2)		(540)	(5,109)
Total derivatives, net		$106,102	$9,203

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

	At March 31, 2020
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$283,410	$(2,215)	$281,195
Risk participation agreements	22	—	22
Forward foreign exchange contracts	9,188	(9,188)	—
Interest rate lock commitments	13,134	(4)	13,130
Forward loan sales commitments	26	(26)	—
Power Equity CDs	509	—	509
Total derivative assets	$306,289	$(11,433)	$294,856
Derivative liabilities
Interest rate contracts	$15,970	$(2,215)	$13,755
Risk participation agreements	118	—	118
Forward foreign exchange contracts	2,200	(2,200)	—
Interest rate lock commitments	4	(4)	—
Forward loan sales commitments	8,819	(26)	8,793
Power Equity CDs	509	—	509
Swap agreement	286	(286)	—
Total derivative liabilities	$27,906	$(4,731)	$23,175

(1)	Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

	At December 31, 2019
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$102,893	$(492)	$102,401
Risk participation agreements	202	—	202
Forward foreign exchange contracts	—	—	—
Interest rate lock commitments	2,772	(7)	2,765
Forward loan sales commitments	41	(41)	—
Power Equity CDs	734	—	734
Total derivative assets	$106,642	$(540)	$106,102
Derivative liabilities
Interest rate contracts	$6,040	$(491)	$5,549
Risk participation agreements	354	—	354
Forward foreign exchange contracts	6,519	(4,214)	2,305
Interest rate lock commitments	20	(7)	13
Forward loan sales commitments	289	(41)	248
Power Equity CD	734	—	734
Swap agreement	356	(356)	—
Total derivative liabilities	$14,312	$(5,109)	$9,203

(1)	Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

Derivatives Designated as Hedging Instruments

Interest rate contract The carrying amount of the hedged subordinated debt, including the cumulative basis adjustment related to the application of fair value hedge accounting, is recorded in long-term borrowings on the Consolidated Statements of Financial Condition and was as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At March 31, 2020	At December 31, 2019	At March 31, 2020	At December 31, 2019
Subordinated bank note - 2025	$160,340	$151,454	$11,602	$2,773

The following table summarizes the effect of fair value hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands)	2020	2019
Statement of income line where the gain (loss) on the fair value hedge was recorded:
Interest expense on borrowings	$26,492	$14,857
Gain (loss) on interest rate contract (fair value hedge)
Hedged item	$(8,830)	$(2,610)
Derivative designated as a hedging instrument	8,936	2,562
Gain (loss) on interest rate contract recognized in interest expense on borrowings	$106	$(48)

Forward foreign exchange contracts The effect of net investment hedges on accumulated other comprehensive income was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Forward foreign exchange contracts	$13,695	$(3,050)

Derivatives Not Designated as Hedging Instruments Certain other interest rate contracts, forward foreign exchange contracts, interest rate lock commitments, Power Equity CDs and other contracts have not been designated as hedging instruments. The effect of these derivatives on the Consolidated Statements of Income was as follows:

		Three Months Ended March 31,
(In thousands)	Location of Gain (Loss)	2020	2019
Interest rate contracts	Other noninterest income	$1,662	$(487)
Risk participation agreements	Other noninterest expense	4,326	(321)
Forward foreign exchange contracts	Other noninterest expense	18,713	(4,779)
Interest rate lock commitments	Net gains on sales of loans and leases	10,378	493
Forward loan sales commitments	Net gains on sales of loans and leases	(8,545)	—
Swap agreement	Other noninterest income	(1)	—
Net gain (loss) recognized		$26,533	$(5,094)

At March 31, 2020 and December 31, 2019, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $32.0 million and $23.1 million, respectively. In the event the Corporation is rated less than BB- by Standard and Poor's, the contracts could be terminated or the Corporation may be required to provide approximately $640 thousand and $462 thousand in additional collateral at March 31, 2020 and December 31, 2019, respectively. There were no forward foreign exchange contracts containing credit risk-related features in a liability position at both March 31, 2020 and December 31, 2019.

At March 31, 2020, the Corporation had posted $88.9 million, $1.3 million and $1.7 million of cash collateral related to its interest rate contracts, swap agreements and forward foreign exchange contracts, respectively, and received $10.4 million of cash collateral related to its forward foreign exchange contracts.

Note 16.  Fair Value Measurements

The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investment securities available-for-sale, certain loans held for sale, interest-only strips, derivative instruments, forward loan sales commitments and assets and liabilities held in trust for deferred compensation plans are recorded at fair value on a recurring basis. From time to time the Corporation may be required to record at fair value other assets on a non-recurring basis, such as certain investment securities held-to-maturity, loans and leases, goodwill, loan servicing rights, other intangible assets, other real estate owned, repossessed and returned assets or the securitization receivable. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Level 3
Valuations generated from model-based techniques that use at least one significant unobservable inputs. Such unobservable inputs reflect estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale: The fair value of investment securities available-for-sale, categorized primarily as Level 2, is recorded using prices obtained from independent asset pricing services that are based on observable transactions, but not quoted markets. Management reviews the prices obtained from independent asset pricing services for unusual fluctuations and comparisons to current market trading activity.

Loans Held-for-Sale: The Corporation has elected the fair value option for residential mortgage loans held-for-sale. Accordingly, the fair values of residential mortgage loans held-for-sale are based on valuation models that use the market price for similar loans sold in the secondary market. As these prices are derived from market observable inputs, they are categorized as Level 2.

Interest-only Strips: The fair value of interest-only strips, categorized as Level 3, represents the present value of future cash flows expected to be received by the Corporation on certain assets. The Corporation uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that the Corporation believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the fair value of the interest-only strips may fluctuate significantly from period to period. Unobservable inputs used to value the interest-only strips include a discount rate of 14% (or weighted average) and prepayment rates of 4% (or weighted average).

Derivative Instruments:

Interest Rate Contracts: The Corporation executes interest rate contracts as described in Note 15. The fair value of these interest rate contracts, categorized as Level 2, is determined using a cash flow model which may consider the forward curve, the discount curve, option volatilities and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

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

Swap Agreement: The Corporation's swap agreement, categorized as Level 3, is related to the sale of Legacy TCF's Visa Class B stock. The fair value of the swap agreement is based on the Corporation's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

Forward Loan Sales Commitments: The Corporation enters into forward loan sales commitments to sell certain mortgage loans which are recorded at fair value based on valuation models. The Corporation’s expectation of the amount of its interest rate lock commitments that will ultimately close is a factor in determining the position. The valuation models utilize the fair value of related mortgage loans determined using observable market data and therefore the commitments are categorized as Level 2.

Assets and Liabilities Held in Trust for Deferred Compensation Plans: Assets held in trust for deferred compensation plans include investments in publicly traded securities, excluding TCF Financial common stock reported in other equity, and U.S. Treasury notes. The fair value of these assets, categorized as Level 1, is based on prices obtained from independent asset pricing services based on active markets. The fair value of the liabilities equals the fair value of the assets.

The balances of assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale	$—	$7,024,821	$403	$7,025,224
Loans held-for-sale	—	206,366	—	206,366
Interest-only strips	—	—	10,951	10,951
Derivative assets:(1)
Interest rate contracts	—	283,410	—	283,410
Risk participation agreements	—	22	—	22
Forward foreign exchange contracts	—	9,188	—	9,188
Interest rate lock commitments	—	13,134	—	13,134
Forward loan sales commitments	—	26	—	26
Power Equity CDs	—	509	—	509
Total derivative assets	—	306,289	—	306,289
Assets held in trust for deferred compensation plans	42,493	—	—	42,493
Total assets at fair value	$42,493	$7,537,476	$11,354	$7,591,323
Liabilities
Derivative liabilities:(1)
Interest rate contracts	$—	$15,970	$—	$15,970
Risk participation agreements	—	118	—	118
Forward foreign exchange contracts	—	2,200	—	2,200
Interest rate lock commitments	—	4	—	4
Forward loan sales commitments	—	8,819	—	8,819
Power Equity CDs	—	509	—	509
Swap agreement	—	—	286	286
Total derivative liabilities	—	27,620	286	27,906
Liabilities held in trust for deferred compensation plans	42,493	—	—	42,493
Total liabilities at fair value	$42,493	$27,620	$286	$70,399

(1)
As permitted under GAAP, the Corporation has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale	$—	$6,719,568	$433	$6,720,001
Loans held-for-sale	—	91,202	—	91,202
Interest-only strips	—	—	12,813	12,813
Derivative assets:(1)
Interest rate contracts	—	102,893	—	102,893
Risk participation agreements	—	202	—	202
Interest rate lock commitments	—	2,772	—	2,772
Forward loan sales commitments	—	41	—	41
Power Equity CDs	—	734	—	734
Total derivative assets	—	106,642	—	106,642
Forward loan sales commitments, non-derivative	—	46	—	46
Assets held in trust for deferred compensation plans	43,743	—	—	43,743
Total assets at fair value	$43,743	$6,917,458	$13,246	$6,974,447
Liabilities
Derivative liabilities:(1)
Interest rate contracts	$—	$6,040	$—	$6,040
Risk participation agreements	—	354	—	354
Forward foreign exchange contracts	—	6,519	—	6,519
Interest rate lock commitments	—	20	—	20
Forward loan sales commitments	—	289	—	289
Power Equity CDs	—	734	—	734
Swap agreement	—	—	356	356
Total derivative liabilities	—	13,956	356	14,312
Liabilities held in trust for deferred compensation plans	43,743	—	—	43,743
Total liabilities at fair value	$43,743	$13,956	$356	$58,055

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Investment securities available-for-sale	Loans held-for-sale	Interest-only strips	Interest rate lock commitments	Swap agreement	Forward loan sales commitments
At or For the Three Months Ended March 31, 2020
Asset (liability) balance, beginning of period	$433	$—	$12,813	$—	$(356)	$—
Total net gains (losses) included in:
Net income	1	—	159	—	(1)	—
Other comprehensive income (loss)	(31)	—	(348)	—	—	—
Principal paydowns / settlements	—	—	(1,673)	—	71	—
Asset (liability) balance, end of period	$403	$—	$10,951	$—	$(286)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$(31)	$—	$(348)	$—	$—	$—
At or For the Three Months Ended March 31, 2019
Asset (liability) balance, beginning of period	$4	$18,070	$16,835	$624	$(583)	$(26)
Total net gains (losses) included in:
Net income	—	(166)	712	493	—	(92)
Other comprehensive income (loss)	—	—	286	—	—	—
Sales	—	(73,438)	—	—	—	—
Originations	—	65,400	844	—	—	—
Principal paydowns / settlements	—	(3)	(2,514)	—	73	—
Asset (liability) balance, end of period	$4	$9,863	$16,163	$1,117	$(510)	$(118)
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$—	$—	$286	$—	$—	$—

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The following is a discussion of the valuation methodologies used to record assets and liabilities at fair value on a non-recurring basis.

Loans and Leases: Loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral, categorized as Level 3 and recorded at fair value on a non-recurring basis, are valued based on the fair value of that collateral less estimated selling costs. The fair value of the collateral is determined based on internal estimates and/or assessments provided by third-party appraisers and the valuation relies on discount rates ranging from 10% to 30%.

Loan servicing rights: The fair value of loan servicing rights, categorized as Level 3, is based on a third party valuation model utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. The valuation relies on discount rates ranging from 10% to 14%. Loan servicing rights are recorded at the lower of cost or fair value.

Other Real Estate Owned: The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value and include discount rates ranging from 8% to 30%. Assets acquired through foreclosure are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned.

Repossessed and Returned Assets: The fair value of repossessed and returned assets, are categorized as Level 2 or Level 3 depending on the underlying asset type, is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to repossessed and returned assets.

The balances of assets measured at fair value on a non-recurring basis were as follows. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

(In thousands)	Level 1	Level 2	Level 3	Total
At March 31, 2020
Loans and leases	$—	$—	$204,489	$204,489
Loan servicing rights	—	—	47,283	47,283
Other real estate owned	—	—	15,208	15,208
Repossessed and returned assets	—	8,568	—	8,568
Total non-recurring fair value measurements	$—	$8,568	$266,980	$275,548
At December 31, 2019
Loans and leases	$—	$—	$141,199	$141,199
Loan servicing rights	—	—	56,298	56,298
Other real estate owned	—	—	17,577	17,577
Repossessed and returned assets	—	6,968	—	6,968
Total non-recurring fair value measurements	$—	$6,968	$215,074	$222,042

Fair Value Option

The Corporation has elected the fair value option for residential loans held-for-sale. This election facilitates the offsetting of changes in fair value of the loans held-for-sale and the derivative financial instruments used to economically hedge them. The difference between the aggregate fair value and aggregate unpaid principal balance of these loans held-for-sale was as follows:

(In thousands)	March 31, 2020	December 31, 2019
Fair value carrying amount	$206,366	$91,202
Aggregate unpaid principal amount	196,253	88,192
Fair value carrying amount less aggregate unpaid principal	$10,113	$3,010

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on nonaccrual status at March 31, 2020 and December 31, 2019. The net gain from initial measurement of the loans held-for-sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $15.2 million for the three months ended March 31, 2020 and $2.2 million for the same period in 2019, and are included in net gains on sales of loans and leases. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of loans and leases.

Disclosures about Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2020 and December 31, 2019 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of TCF's financial instruments, the estimates of fair value are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value and excluding financial instruments recorded at fair value on a recurring basis. This information represents only a portion of the Consolidated Statements of Financial Condition not recorded in their entirety on a recurring basis and not the estimated value of the Corporation as a whole. Non-financial instruments such as the intangible value of the Corporation's branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from the Corporation's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of the Corporation.

	At March 31, 2020
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$484,461	$—	$484,461	$—	$484,461
Investment securities held-to-maturity	135,619	—	142,302	3,672	145,974
Loans and leases held-for-sale	80,811	—	64,895	18,740	83,635
Net loans(1)	32,833,843	—	—	33,154,484	33,154,484
Securitization receivable(2)	19,753	—	—	19,577	19,577
Deferred fees on commitments to extend credit(2)	20,078	—	20,078	—	20,078
Total financial instrument assets	$33,574,565	$—	$711,736	$33,196,473	$33,908,209
Financial instrument liabilities
Certificates of deposits	$7,463,192	$—	$7,494,934	$—	$7,494,934
Long-term borrowings	2,600,594	—	2,583,975	—	2,583,975
Deferred fees on standby letters of credit(3)	43	—	43	—	43
Total financial instrument liabilities	$10,063,829	$—	$10,078,952	$—	$10,078,952

	At December 31, 2019
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$442,440	$—	$442,440	$—	$442,440
Investment securities held-to-maturity	139,445	—	141,168	3,676	144,844
Loans held-for-sale	108,584	—	110,252	2,273	112,525
Net loans(1)	31,699,285	—	—	31,804,513	31,804,513
Securitization receivable(2)	19,689	—	—	19,466	19,466
Deferred fees on commitments to extend credit(2)	19,300	—	19,300	—	19,300
Total financial instrument assets	$32,428,743	$—	$713,160	$31,829,928	$32,543,088
Financial instrument liabilities
Certificates of deposits	$7,455,556	$—	$7,460,577	$—	$7,460,577
Long-term borrowings	2,354,448	—	2,368,469	—	2,368,469
Deferred fees on standby letters of credit(3)	56	—	56	—	56
Total financial instrument liabilities	$9,810,060	$—	$9,829,102	$—	$9,829,102

(1)	Expected credit losses are included in the estimated fair values.

(2)	Carrying amounts are included in other assets.

(3)	Carrying amounts are included in other liabilities.

Note 17. Revenue from Contracts with Customers

The Corporation earns a variety of revenue, including interest and fees, from customers, as well as revenues from noncustomers. The majority of the sources of revenue are included in interest income and noninterest income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Other sources of revenue fall within the scope of ASC 606 and are mostly included in noninterest income.

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

•
Card and ATM Revenue Card and ATM revenue includes ATM surcharges and debit card related revenue. ATM surcharges and certain debit card fees are transaction-based and, therefore, the performance obligation is satisfied and the related revenue is recognized at the point in time when the transaction occurs. Other debit card fees satisfied over a period of time are recognized over the period in which the service is provided.

•
Other Noninterest Income Other noninterest income includes wire transfer fees, safe deposit box income and check orders. The consideration includes both fixed (e.g., safe deposit box fees) and transaction (e.g., wire-transfer fee and check orders) fees. Fixed fees are recognized over the period of time the service is provided, while transaction fees are recognized when a specific service is rendered to the customer.

The following tables present total noninterest income segregated between contracts with customers within the scope of ASC 606 and those within the scope of other GAAP topics.

	Three Months Ended March 31, 2020
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$30,218	$1,394	$—	$2,985	$34,597
Wealth management revenue	239	—	—	5,912	6,151
Card and ATM revenue	19,181	26	—	2,478	21,685
Other noninterest income	3,821	1,964	2,497	66,248	74,530
Total	$53,459	$3,384	$2,497	$77,623	$136,963

	Three Months Ended March 31, 2019
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$25,193	$1,061	$—	$24	$26,278
Wealth management revenue	—	—	—	—	—
Card and ATM revenue	18,630	17	—	12	18,659
Other noninterest income	2,682	4,826	3,954	(4,838)	6,624
Total	$46,505	$5,904	$3,954	$(4,802)	$51,561

Contract Balances A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The noninterest income streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is most often received immediately or shortly after the Corporation satisfies its performance obligation and revenue is recognized. The Corporation does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.

Note 18.  Share-based Compensation

The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to certain officers of the Corporation.

Before the Merger, Chemical and Legacy TCF granted share-based awards under their respective share-based compensation plans, including the Chemical Stock Incentive Plan of 2019 (the "Stock Incentive Plan of 2019”") and the TCF Financial 2015 Omnibus Incentive Plan (the "Legacy TCF Omnibus Incentive Plan"). At March 31, 2020, there were 2,271,926 shares reserved for issuance under the Legacy TCF Omnibus Incentive Plan and there were 1,791,840 shares reserved for issuance under the Stock Incentive Plan of 2019.

The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. Compensation expense for share-based awards was $4.7 million for the three months ended March 31, 2020 and $2.3 million for the same period in 2019. The excess tax benefit realized from share-based compensation transactions during the three months ended March 31, 2020 was a benefit of $677 thousand and $704 thousand for the same period in 2019.

Restricted Stock Units

The Corporation can grant performance-based restricted stock units ("PRSUs") and time-based restricted stock units ("TRSUs") (collectively referred to as "RSUs") under the Stock Incentive Plan of 2019 and the Legacy TCF Omnibus Incentive Plan; provided, that, RSUs granted under the Legacy TCF Omnibus Incentive Plan may only be granted to employees who previously were employees of Legacy TCF. At March 31, 2020, there were no PRSUs outstanding dependent on achieving certain performance target levels and the grantee completing the requisite service period. The TRSUs vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, as applicable, the RSUs are converted into shares of TCF Financial's common stock on a one-to-one basis. Compensation expense related to RSUs is recognized over the expected requisite performance or service period, as applicable.

A summary of the activity for RSUs at and for the three months ended March 31, 2020 is presented below:

	Number of Units	Weighted-average Grant Date Fair Value Per Unit
Outstanding at December 31, 2019	1,511,820	$44.49
Granted	16,980	39.67
Forfeited/canceled	(3,896)	49.84
Vested	(215,069)	44.82
Outstanding at March 31, 2020	1,309,835	$44.36

Unrecognized compensation expense related to RSUs totaled $36.9 million at March 31, 2020 and is expected to be recognized over the remaining weighted-average period of 2.1 years.

Restricted Stock Awards

The Corporation's restricted stock award transactions were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Outstanding at December 31, 2019	888,305	$40.67
Forfeited/canceled	(402)	39.58
Vested	(104,690)	43.48
Outstanding at March 31, 2020	783,213	$40.07

At March 31, 2020, there were no shares of performance-based restricted stock awards outstanding. Unrecognized stock compensation expense for restricted stock awards was $15.3 million at March 31, 2020 with a weighted-average remaining amortization period of 2.3 years.

Stock Options

A summary of activity for the Corporation's stock options at and for the three months ended March 31, 2020 is presented below:

	Non-Vested Stock Options Outstanding		Stock Options Outstanding
	Number of Options	Weighted-average Exercise Price	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2019	120,809	$39.63	495,165	$29.48
Exercised	—	—	(19,274)	18.18
Forfeited/canceled	(3,173)	39.00	—	—
Expired	—	—	(34,323)	34.38
Vested	(55,568)	38.25	55,568	38.25
Outstanding at March 31, 2020	62,068	$40.89	497,136	$30.56
Exercisable/vested at March 31, 2020			497,136	$30.56

The weighted-average remaining contractual term was 3.9 years for all outstanding stock options and 3.6 years for exercisable stock options at March 31, 2020.

Note 19.  Retirement Plans

The Corporation's retirement plans include qualified defined benefit pension plans, nonqualified postretirement benefit plans, 401(k) savings plans and nonqualified supplemental retirement plans. These plans are discussed in further detail in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.

Qualified Defined Benefit Pension Plans

The TCF Cash Balance Pension Plan (the "Legacy TCF Pension Plan") and the Chemical Financial Corporation Employees' Pension Plan ("Chemical Pension Plan") are both defined as qualified benefit pension plans (collectively, the "Pension Plans"), which previously provided for postretirement pension benefits for plan eligible employees.

The Board of Directors of Legacy TCF approved the termination of the Legacy TCF Pension Plan effective November 1, 2019. The Legacy TCF Pension Plan was fully funded as of March 31, 2020. The weighted-average interest crediting rate was 2.05% as of March 31, 2020. TCF does not consolidate the assets and liabilities associated with the Legacy TCF Pension Plan.

The termination of the Chemical Pension Plan was approved effective August 31, 2019. The discount rate was adjusted to 3.48% based on the remeasurement of the Chemical Pension Plan required due to the Merger and the termination. At the time of the Merger, as a result of the termination, the Corporation recognized a prepaid asset representing the funded status of the Chemical Pension Plan, net of estimated settlement costs, and the balance previously recorded in accumulated other comprehensive income was eliminated. The purchase accounting adjustment, as a result of the Merger, was reported in goodwill. The Chemical Pension Plan was fully funded as of March 31, 2020.

Nonqualified Postretirement Benefit Plans

The Legacy TCF Postretirement Plan provides health care benefits to eligible retired employees who retired prior to December 31, 2009. The provisions for active and retired employees then eligible for these benefits were not changed. The Postretirement Plan is not funded.

The Chemical Postretirement Benefit Plan provides medical and dental benefits, during retirement, to a limited number of active and retired employees. The benefits can be amended, modified or terminated by the Corporation at any time.

401(k) Savings Plans

The TCF 401K Plan (the "TCF 401K"), a qualified postretirement benefit and employee stock ownership plan, and the Chemical Financial Corporation 401K Savings Plan (the "Chemical 401K"), a qualified postretirement benefit plan both provide the option to invest in TCF common stock. Effective December 31, 2019, the Chemical 401K merged with and into the TCF 401K. All participants with an account balance remaining in the Chemical 401K were transferred into the TCF 401K on December 31, 2019.

Nonqualified Supplemental Retirement Plans

The TCF 401K Supplemental Plan (the "Legacy TCF SERP") and the Chemical Financial Corporation Deferred Compensation Plan (the "Chemical Deferred Compensation Plan") are both defined as nonqualified supplemental retirement plans. Effective January 1, 2020, the Legacy TCF SERP no longer receives new contributions from the Corporation or participants. The Legacy TCF SERP's assets which included investments in TCF common stock are held in trust and included in equity in the other line item.

Net Periodic Benefit

The net periodic benefit plan (income) cost included in other noninterest expense for defined benefit pension plans and postretirement benefit plans were as follows:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
(In thousands)	2020	2019
Interest cost	$946	$264
Return on plan assets	(957)	(137)
Net periodic benefit plan (income) cost	$(11)	$127

	Postretirement Benefit Plans
	Three Months Ended March 31,
(In thousands)	2020	2019
Interest cost	$36	$30
Service cost	1	—
Amortization of prior service cost	(12)	(12)
Net periodic benefit plan (income) cost	$25	$18

TCF made no cash contributions to the defined benefit pension plans during the three months ended March 31, 2020 and 2019. TCF contributed $21 thousand and $107 thousand to the Legacy TCF Postretirement Plan during the three months ended March 31, 2020 and 2019, respectively. TCF made no contributions to the Chemical Postretirement Benefit Plan during both the three months ended March 31, 2020 and 2019.

The TCF 401K allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred and/or after-tax basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). TCF matches the contributions of all participants at a rate of $1 per dollar for employees to a maximum company contribution of 5% of the employee's covered compensation per pay period subject to the annual covered compensation limitation imposed by the IRS. Employee contributions vest immediately and matching contributions made subsequent to January 1, 2020 vest immediately. The Corporation match under the TCF 401K was $6.5 million and $4.3 million for the three months ended March 31, 2020 and 2019, respectively. Dividends on TCF's common shares held in the TCF 401K are reinvested in such fund or, at the election of the participant, may be paid in cash to the participant.

Effective January 1, 2020, the TCF Deferred Compensation Plan (previously the Chemical Deferred Compensation Plan), a nonqualified supplemental retirement plan, was amended to allow certain employees to contribute up to 60% of their salary and up to 85% of their bonus. The amounts deferred under this plan are invested in a selection of mutual funds.

Note 20.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Basic earnings per common share
Net income attributable to TCF Financial Corporation	$51,899	$70,494
Preferred stock dividends	2,493	2,493
Net income available to common shareholders	49,406	68,001
Less: Earnings allocated to participating securities	—	13
Earnings allocated to common stock	$49,406	$67,988
Weighted-average common shares outstanding used in basic earnings per common share calculation	151,902,357	82,245,577
Basic earnings per common share	$0.33	$0.83
Diluted earnings per common share
Earnings allocated to common stock	$49,406	$67,988
Weighted-average common shares outstanding used in basic earnings per common share calculation	151,902,357	82,245,577
Net dilutive effect of:
Non-participating restricted stock	83,580	—
Stock options	128,080	—
Weighted-average common shares outstanding used in diluted earnings per common share calculation	152,114,017	82,245,577
Diluted earnings per common share	$0.32	$0.83
Anti-dilutive shares outstanding not included in the computation of diluted earnings per common share
Non-participating restricted stock	1,173,331	956,589
Stock options	90,144	—

Note 21. Other Noninterest Expense

Other noninterest expense was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Outside processing	$13,913	$5,474
Loan and lease expense	7,783	3,289
Professional fees	6,569	5,528
Advertising and marketing	8,377	6,855
FDIC insurance	6,559	2,918
Card processing and issuance costs	8,690	4,508
Other	36,855	25,507
Total other noninterest expense	$88,746	$54,079

Note 22. Reportable Segments

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

In connection with the Merger, effective August 1, 2019, the Corporation renamed its Wholesale Banking segment to Commercial Banking to align with the way it is now managed. In addition, activity that was related to small business banking and private banking were moved from the Wholesale Banking (now named Commercial Banking) segment to the Consumer Banking segment. The revised presentation of previously reported segment data has been applied retroactively to all periods presented in these financial statements.

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

Certain information for each of the Corporation's reportable segments, including reconciliations of the consolidated totals, was as follows:

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Three Months Ended March 31, 2020
Net interest income (expense)	$193,832	$185,986	$21,663	$401,481
Provision for credit losses	44,369	52,574	—	96,943
Net interest income (expense) after provision for credit losses	149,463	133,412	21,663	304,538
Noninterest income	81,414	55,773	(224)	136,963
Noninterest expense	228,859	114,455	31,285	374,599
Income tax expense (benefit)	1,982	16,306	(5,202)	13,086
Income (loss) after income tax expense (benefit)	36	58,424	(4,644)	53,816
Income attributable to non-controlling interest	—	1,917	—	1,917
Preferred stock dividends	—	—	2,493	2,493
Net income (loss) available to common shareholders	36	56,507	(7,137)	49,406
Total assets	$14,463,055	$24,859,839	$9,271,489	$48,594,383
At or For the Three Months Ended March 31, 2019
Net interest income (expense)	$140,702	$96,685	$17,042	$254,429
Provision (benefit) for credit losses	7,226	2,896	—	10,122
Net interest income (expense) after provision for credit losses	133,476	93,789	17,042	244,307
Noninterest income	60,503	42,499	502	103,504
Noninterest expense	156,521	83,413	13,141	253,075
Income tax expense (benefit)	8,741	11,759	787	21,287
Income (loss) after income tax expense (benefit)	28,717	41,116	3,616	73,449
Income attributable to non-controlling interest	—	2,955	—	2,955
Preferred stock dividends	—	—	2,493	2,493
Net income (loss) available to common shareholders	28,717	38,161	1,123	68,001
Total assets	$8,036,742	$12,735,702	$3,646,271	$24,418,715

Note 23. Commitments, Contingent Liabilities and Guarantees

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

The Corporation's exposure to credit loss, in the event of non-performance by the counterparty to the financial instrument is represented by the contractual amount of the commitments. The Corporation uses the same credit policies in making these commitments as it does for making direct loans. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on a credit evaluation of the customer.

Financial instruments with off-balance sheet risk were as follows:

(In thousands)	At March 31, 2020	At December 31, 2019
Commitments to extend credit:
Commercial	$5,140,026	$5,743,072
Consumer	2,245,645	2,305,096
Total commitments to extend credit	7,385,671	8,048,168
Standby letters of credit and guarantees on industrial revenue bonds	126,384	129,192
Total	$7,512,055	$8,177,360

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

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by the Corporation guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2039. The majority of these standby letters of credit are collateralized. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which the Corporation is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Contingencies and Guarantees The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by merged or acquired entities, for which the buyer has limited recourse to the Corporation in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $5.1 million and $6.2 million at March 31, 2020 and December 31, 2019, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $5.0 million and $6.0 million at March 31, 2020 and December 31, 2019, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At both March 31, 2020 and December 31, 2019, the Corporation had recorded a liability of $0.1 million, in connection with the recourse agreements, in other liabilities.

In addition, the Corporation acquired, through the Merger, certain Small Business Administration ("SBA") guaranteed loans in which the guaranteed portion had been sold to a third party investor. In the event these loans default and the SBA guaranty is no longer intact (i.e. an issue found to have occurred during the origination or the liquidation of the loans) the Corporation would be liable to make the loan whole to the third party investor. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of default by the borrower was $15.3 million and $16.7 million at March 31, 2020 and December 31, 2019, respectively. In the event of default, the Corporation has rights to the underlying collateral securing the loans. At both March 31, 2020 and December 31, 2019, the Corporation had recorded a liability of $0.9 million, in other liabilities.

Representations, Warranties and Contractual Liabilities In connection with the Corporation's residential mortgage loan sales, and the historical sales of merged or acquired entities, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type, underwriting standards and the manner in which the loans will be serviced. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. At March 31, 2020 and December 31, 2019 the liability recorded in connection with these representations and warranties was $5.5 million and $5.7 million, respectively, included in other liabilities.

Litigation Contingencies From time to time, the Corporation is a party to legal proceedings arising out of its lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of its lending and leasing collections activities. The Corporation may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the Consumer Financial Protection Bureau which may impose sanctions on the Corporation for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against the Corporation, in some cases claiming substantial damages. The Corporation, like other financial services companies, is subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on the current understanding of the Corporation's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Corporation's businesses and their respective markets, such as projections of future performance, targets, guidance, statements of the Corporation's plans and objectives, forecasts of market trends and other matters are forward-looking statements based on the Corporation's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

These statements include, among others, statements related to: our strategic plan to develop customer relationships that will drive core deposit growth and stability, management's belief that our commercial and commercial real estate loan portfolios are generally well-secured, the impact of projected changes in net interest income assuming changes to short-term market interest rates, statements regarding our risk exposure, statements related to integration following our merger, including statements related to the anticipated effects on results of operations and financial condition from expected developments. All statements referencing future time periods are forward-looking.

Management's determination of the provision and allowance for credit losses; the carrying value of acquired loans and leases, goodwill and loan servicing rights; the fair value of investment securities (including whether there is any credit impairment); and management's assumptions concerning postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on us, specifically, are also inherently uncertain.

These forward-looking statements are subject to certain risks, uncertainties and assumptions ("risk factors") that could cause actual results to differ materially from those expressed or implied in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. Any forward-looking statement speaks only as of the date on which it is made and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events, except as required by law. These factors include the factors discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading "Risk Factors" or otherwise disclosed in documents filed or furnished by us with or to the SEC after the filing of the Annual Reporting on Form 10-K, the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive: macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, financial markets and consumer and corporate customers and clients, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including TCF; a failure to manage credit risk; cyber-security breaches involving us or third parties, hacking, denial of service, loss or theft of information, or other cyber-attacks that disrupt TCF's business operations or damage its reputation; adverse developments affecting TCF's branches, including supermarket branches; inability to successfully execute on TCF's growth strategy through acquisitions or expanding existing business relationships; adverse effects related to competition from traditional competitors, non-bank providers of financial services and new technologies; failure to keep pace with technological change, including with respect to customer demands or system upgrades; risks related to developing new products, markets or lines of business; risks related to TCF's loan origination and sales activity; lack of access to liquidity or raise capital that isn’t dilutive; adverse changes in monetary, fiscal or tax policies; litigation or government enforcement actions; heightened consumer protection, supervisory or regulatory practices or requirements; deficiencies in TCF's compliance programs or risk mitigation frameworks; dependence on accurate and complete information from customers and counterparties; the failure to attract and retain key employees; ineffective internal controls; soundness of other financial institutions and other counterparty risk, including the risk of default, operational disruptions, or diminished availability of counterparties who satisfy our credit quality requirements; inability to grow deposits, increase earnings and revenue, manage operating expenses, or pay and receive dividends; interruptions, systems failures information technology and telecommunications systems failures of third-party services; deficiencies in TCF's quantitative models; the effect of any negative publicity or reputational damage; technological or operational difficulties; changes in accounting standards or interpretations of existing standards; adverse federal, state or foreign tax assessments; and the effects of man-made and natural disasters, any of which may negatively affect our operations and/or our customers.

This Quarterly Report on Form 10-Q also contains forward-looking statements regarding our outlook or expectations with respect to the Merger with Legacy TCF. Examples of forward-looking statements include, but are not limited to, statements regarding outlook and expectations with respect to the strategic and financial benefits of the merger, including the expected impact of the transaction on TCF's future financial performance (including anticipated accretion to earnings per share, the tangible book value earn-back period and other operating and return metrics), the expected costs to be incurred in connection with the merger, and operational aspects of post-merger integration. Such risks, uncertainties and assumptions, include, among others, the following:

•	the impact of the COVID-19 pandemic;

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

•	the impact of purchase accounting with respect to the merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;

•	diversion of management's attention from ongoing business operations and opportunities;

•	the operational integration of the merged businesses and operations, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results;

•	failure to attract new customers and retain existing customers in the manner anticipated;

•	the challenges of integrating, retaining and hiring key personnel;

•	the potential impact of the merger on relationships with third parties, including customers, vendors, employees and competitors; and

•
other factors that may affect future results of TCF including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

TCF disclaims any obligation to update or revise any forward-looking statements contained in this communication, which speak only as of the date hereof, whether as a result of new information, future events or otherwise, except as required by law.

Overview

TCF Financial Corporation, formerly known as Chemical Financial Corporation, ("TCF") is a financial holding company, incorporated in Michigan in 1973 and headquartered in Detroit, Michigan.

Through our wholly-owned bank subsidiary, TCF National Bank, a national banking association ("TCF Bank") with its main office in Sioux Falls, South Dakota, we provide a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers. As of March 31, 2020, TCF had more than 500 branches primarily located in Michigan, Minnesota, Illinois, Ohio, Colorado and Wisconsin (our "primary banking markets"). We also conduct business across all 50 states and Canada through our specialty lending and leasing businesses.

References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. TCF Financial Corporation (together with its direct and indirect subsidiaries, are referred to as "we," "us," "our," "TCF" or the "Corporation".

Response to COVID-19

TCF has developed a proactive response to COVID-19 to support our team members, customers and communities. In addition to the below, our management has implemented an internal COVID-19 Task Force, is holding daily Executive Leadership Team Calls, weekly Senior Leadership Team Calls, weekly executive calls with all managers and has enhanced portfolio management and credit committee reporting.

To support our team members we are:

•	Providing equipment and resources to allow nearly all of our middle and back office employees to work from home;

•	providing company-paid time off for team members not able to work for reasons related to COVID-19; and

•	paying premium pay to employees required to work in the office and banking centers.

To support our customers we are:

•
Providing relief to small businesses and commercial borrowers by offering loan modifications for impacted customers and participating in the Paycheck Protection Program and Economic Injury Disaster Program,

•	providing payment deferrals for up to 90 days with no credit bureau impact and no late fees to provide relief to our mortgage and home equity customers;

•	suspending initiating any new residential property foreclosures from March 23, 2020 to April 30, 2020; and

•
aiding in the prevention of the spread of COVID-19 through transitioning all branches to drive-up only with lobby services by appointment and have closed in-store only branches that are near drive-thru branches.

To support our communities we have:

•	Committed $100 thousand in matching incentives toward both the Henry Ford Health System and University of Minnesota emergency funds for COVID-19 response; and

•	partnered with Wayne County, Michigan to provide $10 million in fast relief through low-interest loans to help small businesses within the county of Wayne.

The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they may impact the ability of individuals and small businesses to make payments, value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease consumer demand for our products and services and reduce our ability to access capital. As a result, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of our vendors. The pandemic could also result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the outbreak as well as its continuing impact on our customers, vendors, employees and the financial markets all of which are uncertain. See Part II, Item 1A, "Risk Factors - Risks related to the impact of COVID-19" for further discussion.

Merger of Equals

On August 1, 2019 (the "Merger Date"), TCF Financial Corporation, a Delaware corporation ("Legacy TCF"), merged with and into Chemical Financial Corporation, a Michigan corporation("Chemical"), with Chemical surviving the merger (the "Merger") and being renamed TCF Financial Corporation. Immediately following the Merger, Chemical’s wholly owned bank subsidiary, Chemical Bank, a Michigan state-chartered bank, merged with and into TCF Bank, with TCF Bank surviving the merger. Upon completion of the Merger, Chemical was renamed TCF Financial Corporation.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, Legacy TCF was deemed the acquirer for financial reporting purposes, even though Chemical was the legal acquirer. Accordingly, Legacy TCF's historical financial statements are the historical financial statements of the combined company for all periods before the Merger Date. Our results of operations for the first quarter of 2020 and fourth quarter of 2019 include the results of operations of the post-merger combined TCF. Results for the first quarter of 2019 reflect only those of Legacy TCF and do not include the results of operations of Chemical. Accordingly, comparisons of our results for the first quarter of 2020 to the first quarter of 2019 may not be meaningful. The number of shares issued and outstanding, earnings per share, additional paid-in-capital and all references to share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued in the Merger. See "Note 2. Merger" of the Notes to Consolidated Financial Statements for further information.

Business Overview

Net interest income, the difference between interest income earned on loans and leases, investments securities and other earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 74.6% of our total revenue for the three months ended March 31, 2020, compared with 72.1% for the three months ended December 31, 2019 and 71.1% for the three months ended March 31, 2019. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns and the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities. We manage the risk of changes in interest rates on our net interest income through TCF's Asset & Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Noninterest income is a significant source of our revenue and an important component of our results of operations. The significant components of noninterest income are leasing revenue, fees and service charges on deposit accounts, card and ATM revenue, net gains on sales of loans and leases and servicing fee revenue. Leasing revenue generates noninterest income primarily from operating and sales-type leases. Providing a wide range of consumer banking services is an integral component of our business philosophy. Primary drivers of fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. We sell loans, primarily secured by consumer real estate, which results in gains on sales, as well as servicing fee income. Primary drivers of gains on sales include our ability to originate loans, identify loan buyers and execute loan sales.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the three months ended March 31, 2020, December 31, 2019, and March 31, 2019 and on information about our financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in this report and the Consolidated Financial Statements and related notes and disclosures in our 2019 Annual Report on Form 10-K.

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles ("GAAP"), Securities and Exchange Commission ("SEC") rules and interpretive releases and general practices within our industry. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. These estimates, assumptions and judgments are based on historical experience and various assumptions that we believe to be reasonable as of the date of the financial statements; accordingly, as this information changes, our Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates.

Certain accounting measurements inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We use third-party sources to assist us with developing certain estimates, assumptions and judgments regarding certain amounts reported in our Consolidated Financial Statements and accompanying notes. When using third-party sources, management remains responsible for complying with GAAP. To execute management's responsibilities, we have processes in place to develop an understanding of the third-party methodologies and to design and implement internal controls.

We have identified the determination of the allowance for credit losses (loans and leases), accounting for business combinations (including fair value of purchased loans and leases and core deposit intangibles), and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider them to be critical accounting estimates and discuss them directly with the Audit Committee of our Board of Directors.

Our significant accounting estimate related to accounting for business combinations is more fully described in the Critical Accounting Estimates section of this Management's Discussion and Analysis of Financial Condition within our audited Consolidated Financial Statements and notes thereto at and for the year ended December 31, 2019. As a result of our adoption of CECL as of January 1, 2020, we have made updates to our allowance for credit losses accounting measurements as detailed below. We have also provided updates regarding the evaluation of goodwill impairment below.

Updates to Critical Accounting Estimates

Allowance for Credit Losses

The ACL represents management's estimate of current credit losses expected to be incurred by the portfolio over the life of each financial asset as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amounts and timing of expected future cash flows, adjustments for forward-looking information, estimates of losses based on measurement date credit risk characteristics and consideration of other qualitative factors, all of which may be susceptible to significant change.

Events that are not within our control, such as changes in economic conditions, could change subsequent to the end of the period covered by this Quarterly Report on Form 10-Q, and could cause the ACL to be overstated or understated. The amount of ACL is affected by net charge-offs, which decrease the ACL; and the provision for credit losses charged to earnings, which increases or decreases the ACL.

The amount of the ACL significantly depends on management's estimates of key factors and assumptions affecting valuation, appraisals of collateral, evaluations of performance and status, the amounts and timing of future cash flows expected to be received, forecasts of future economic conditions and reversion periods. Such estimates, appraisals, evaluations, cash flows and forecasts may be subject to frequent adjustments due to changing economic prospects of borrowers, lessees, properties or economic conditions. These estimates are reviewed quarterly and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

See "Note 3. Summary of Significant Accounting Policies" and "Note 8. Allowance for Credit Losses and Credit Quality"
of the Consolidated Financial Statements for additional disclosure regarding our ACL.

Goodwill

Goodwill represents the excess of the purchase price of our business acquisition and other purchases of bank branches and other businesses over the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested by management annually in the fourth quarter for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20, Goodwill (ASC 350-20). ASC 350-20 allows an entity to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. ASC 350-20 also allows an entity to bypass the qualitative assessment approach and determine if goodwill is impaired utilizing a quantitative assessment approach.

Given the economic deterioration due to the COVID-19 pandemic, during the first quarter of 2020 we evaluated whether it was more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. We assessed economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units including merger synergies; the market price of our common stock and other relevant events. At the conclusion of the assessment, we determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount.

We could incur impairment charges related to goodwill in the future due to changes in financial results or other matters that could affect the fair value of our reporting units.

Selected Financial Data

The following table provides our selected financial information for the periods and at the dates indicated. This information should be read together with our Consolidated Financial Statements and the related notes thereto, which are included elsewhere in this report. Our financial results were significantly impacted by the Merger, and periods before the Merger reflect financial data of Legacy TCF, while periods after the Merger reflect financial data for the combined company. Earnings per share and share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued in the Merger. As noted in the following table, we have included certain non-GAAP financial measures, which should be read in conjunction with the section entitled "Non-GAAP Financial Measures" and the accompanying table entitled "Reconciliation of Non-GAAP Operating Results," for an explanation of the use of non-GAAP financial measures in this Quarterly Report on Form 10-Q and a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure. Historical data is not necessarily indicative of TCF's future results of operations or financial condition.

	For the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019	March 31, 2019
Consolidated Income:
Interest income	$495,392	$509,778	$306,894
Interest expense	93,911	101,025	52,465
Net interest income	401,481	408,753	254,429
Noninterest income	136,963	158,052	103,504
Total revenue	538,444	566,805	357,933
Provision for credit losses	96,943	14,403	10,122
Noninterest expense	374,599	416,571	253,075
Income before income tax expense	66,902	135,831	94,736
Income tax expense	13,086	21,375	21,287
Income attributable to non-controlling interest	1,917	2,057	2,955
Net income attributable to TCF	51,899	112,399	70,494
Preferred stock dividends	2,493	2,494	2,493
Net income available to common shareholders	$49,406	$109,905	$68,001
Earnings per common share:
Basic	$0.33	$0.72	$0.83
Diluted	0.32	0.72	0.83
Financial Ratios:
Return on average assets ("ROAA")(1)	0.46%	0.99%	1.22%
Return on average common equity ("ROACE")(1)	3.64	8.00	11.40
Return on average tangible common equity ("ROATCE")(1)(2)	5.42	11.35	12.42
Net interest margin (FTE)(1)(3)(4)	3.76	3.89	4.61
Dividend payout ratio	109.38	48.61	35.57
Efficiency ratio	69.57	73.49	70.70
Credit Quality Ratios:
Net charge-offs as a percentage of average loans and leases(1)	0.06	0.07	0.39
Adjusted Financial Results (non-GAAP):
Adjusted net income attributable to TCF(2)	$89,855	$161,581	$77,700
Adjusted diluted earnings per common share(2)	$0.57	$1.04	$0.91
Adjusted ROAA(1)(2)	0.78%	1.42%	1.34%
Adjusted ROACE(1)(2)	6.43	11.57	12.61
Adjusted ROATCE(1)(2)	9.24	16.25	13.72
Adjusted efficiency ratio (non-GAAP)(2)	58.24	58.51	65.67

(1)	Annualized.

(2)	See section entitled "Non-GAAP Financial Measures" for further information.

(3)	Net interest income on a fully tax-equivalent ("FTE") basis divided by average interest-earning assets.

(4)	Presented on a tax-equivalent basis using a 21% tax rate for each period presented.

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
Consolidated Financial Condition:
Loans and leases	$35,921,614	$34,497,464
Total assets	48,594,383	46,651,553
Deposits	35,799,303	34,468,463
Borrowings	6,083,129	5,023,593
Total equity	5,655,833	5,727,241
Financial Ratios:
Common equity to assets	11.23%	11.87%
Tangible common equity as a percent of tangible assets (non-GAAP)(1)	8.45%	9.01%
Total risk-based capital ratio	12.31%	12.70%
Book value per common share	$35.85	$36.20
Tangible book value per common share (non-GAAP)(1)	26.16	26.60
Credit Quality Ratios:
Nonaccrual loans and leases as a percentage of total loans and leases(2)	0.70%	0.49%
Nonperforming assets as a percentage of total loans and leases and other real estate owned	0.80%	0.59%
Allowance for credit losses as a percentage of total nonaccrual loans and leases	162.24%	66.64%

(1)	See section entitled "Non-GAAP Financial Measures" for further information.

(2)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of previous purchased credit impaired loans were classified as nonaccrual loans.

Results of Operations

Performance Summary We reported net income of $51.9 million for the three months ended March 31, 2020, compared with $112.4 million for the three months ended December 31, 2019 and $70.5 million for the three months ended March 31, 2019. Merger-related expenses included in net income totaled $36.7 million for the three months ended March 31, 2020, $47.0 million for the three months ended December 31, 2019 and $9.5 million for the three months ended March 31, 2019. Notable items, on a pre-tax basis, for the three months ended March 31, 2020, included $8.2 million of loan servicing rights impairment and $3.1 million of expenses related to the sale of the Legacy TCF auto finance portfolio. Notable items, for the three months ended December 31, 2019, included a $12.9 million loss on the sale of Legacy TCF auto finance portfolio and related expenses, $6.3 million of expense related to pension fair valuation adjustment on plans with previously announced terminations, $3.5 million of write-downs of company-owned vacant land parcels and branch exit costs, and a $638 thousand loan servicing rights impairment recovery. Adjusted net income, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, net of tax, was $89.9 million for the three months ended March 31, 2020, compared to $161.6 million for the three months ended December 31, 2019 and $77.7 million for the three months ended March 31, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

We reported diluted earnings per common share of $0.32 for the three months ended March 31, 2020, compared with $0.72 for the three months ended December 31, 2019 and $0.83 for the three months ended March 31, 2019. Adjusted diluted earnings per common share, a non-GAAP financial measure that excludes merger-related expenses and notable items was $0.57 for the three months ended March 31, 2020, compared to $1.04 for the three months ended December 31, 2019 and $0.91 for the three months ended March 31, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The following table provides our financial ratios and the adjusted ratios (non-GAAP), which exclude merger expenses and notable items.

Summary of Financial Ratios
	For the Three Months Ended			Change From
	March 31, 2020	December 31, 2019	March 31, 2019	Three Months Ended December 31,		Three Months Ended March 31,
				2020		2019
Return on average assets ("ROAA")(1)	0.46%	0.99%	1.22%	(53)	bps	(76)	bps
ROACE(1)	3.64	8.00	11.40	(436)		(776)
ROATCE (non-GAAP)(1)(2)	5.42	11.35	12.42	(593)		(700)
Efficiency ratio	69.57	73.49	70.70	(392)		(113)
Adjusted Financial Results (non-GAAP)
Adjusted ROAA(1)(2)	0.78%	1.42%	1.34%	(64)	bps	(56)	bps
Adjusted ROACE(1)(2)	6.43	11.57	12.61	(514)		(618)
Adjusted ROATCE(1)(2)	9.24	16.25	13.72	(701)		(448)
Adjusted efficiency ratio(2)	58.24	58.51	65.67	(27)		(743)

(1)	Annualized.

(2)	See section entitled "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Consolidated Income Statement Analysis

Net Interest Income Net interest income was $401.5 million for the three months ended March 31, 2020, compared with $408.8 million for the three months ended December 31, 2019 and $254.4 million for the three months ended March 31, 2019. Net interest income, our largest source of net revenue (net interest income plus noninterest income), represented 74.6% of our total revenue for the three months ended March 31, 2020, compared with 72.1% for the three months ended December 31, 2019 and 71.1% for the three months ended March 31, 2019. The decrease in net interest income for the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to the impact of the Federal Reserve's rate cuts that took place during the quarter in addition to a decrease in the benefit provided by purchase accounting accretion and amortization. The increase in net interest income for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the increase in interest-earning assets acquired in the Merger, partially offset by the increase in interest-bearing liabilities acquired in the Merger.

Net interest income, on a fully tax-equivalent ("FTE") basis, was $404.5 million for the three months ended March 31, 2020, compared to $411.6 million for the three months ended December 31, 2019 and $256.2 million for the three months ended March 31, 2019. Net interest income (FTE) is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt loans, leases and investment securities. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, expressed as a percentage, annualized as applicable. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan, lease and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities, (iv) the level of nonaccrual loans and leases and other real estate owned,(v) the impact of modified loans and leases, and (vi) changes in customer demand for products due to economic events. Net interest margin (FTE) was 3.76% for the three months ended March 31, 2020, compared with 3.89% for the three months ended December 31, 2019 and 4.61% for the three months ended March 31, 2019. The decrease in net interest margin (FTE) for the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to the impact of the Federal Reserve's rate cuts in addition to a decrease in the benefit provided by purchase accounting accretion and amortization. The decrease in net interest margin (FTE) for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to a decrease in the yield earned on loans and leases added as a result of the lower average yields added to the portfolio through the Merger.

The following tables present the average balances of our major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019. The presentation of net interest income on a FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities.

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Yields & Rates(1)(2)	Average Balance	Interest(1)	Yields & Rates(1)(2)	Average Balance	Interest(1)	Yields & Rates(1)(2)
Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$454,675	$3,152	2.79%	$388,640	$3,170	3.24%	$105,135	$961	3.70%
Investment securities held-to-maturity	136,277	560	1.64	140,434	889	2.53	147,556	535	1.45
Investment securities available-for-sale:
Taxable	5,892,006	40,360	2.74	4,960,520	35,393	2.85	2,121,196	16,131	3.04
Tax-exempt(3)	773,468	5,503	2.85	778,994	5,536	2.84	516,995	3,397	2.63
Loans and leases held-for-sale	138,058	1,561	4.53	1,121,326	15,767	5.58	55,204	825	6.05
Loans and leases(1)(3)(4)	34,946,147	444,925	5.08	33,804,883	448,472	5.24	19,186,962	284,247	5.97
Interest-bearing deposits with banks and other	538,971	2,314	1.72	656,555	3,448	2.07	261,556	2,520	3.87
Total interest-earning assets	42,879,602	498,375	4.64	41,851,352	512,675	4.85	22,394,604	308,616	5.55
Other assets	4,105,824			4,268,162			1,712,337
Total assets	$46,985,426			$46,119,514			$24,106,941
Liabilities and Equity:
Noninterest-bearing deposits	$7,929,933			$7,968,769			$3,919,746
Interest-bearing deposits:
Checking	5,990,309	5,830	0.39	5,891,566	7,614	0.51	2,457,767	387	0.06
Savings	8,589,815	13,669	0.64	8,404,460	14,993	0.71	6,253,992	10,670	0.69
Money market	4,792,248	14,855	1.25	4,463,476	15,537	1.38	1,490,631	4,453	1.21
Certificates of deposit	7,329,632	33,065	1.81	7,825,573	38,859	1.97	4,622,120	22,098	1.94
Total interest-bearing deposits	26,702,004	67,419	1.02	26,585,075	77,003	1.15	14,824,510	37,608	1.03
Total deposits	34,631,937	67,419	0.78	34,553,844	77,003	0.88	18,744,256	37,608	0.81
Borrowings:
Short-term borrowings	2,689,262	10,582	1.56	2,585,682	11,403	1.73	293,499	1,957	2.67
Long-term borrowings	2,608,204	15,910	2.42	1,739,852	12,620	2.87	1,500,832	12,900	3.44
Total borrowings	5,297,466	26,492	1.98	4,325,534	24,023	2.19	1,794,331	14,857	3.31
Total interest-bearing liabilities	31,999,470	93,911	1.18	30,910,609	101,026	1.29	16,618,841	52,465	1.28
Total deposits and borrowings	39,929,403	93,911	0.94	38,879,378	101,026	1.03	20,538,587	52,465	1.03
Other liabilities	1,425,536			1,549,017			989,104
Total liabilities	41,354,939			40,428,395			21,527,691
Total TCF Financial Corporation shareholders' equity	5,605,159			5,667,436			2,554,729
Non-controlling interest in subsidiaries	25,328			23,683			24,521
Total equity	5,630,487			5,691,119			2,579,250
Total liabilities and equity	$46,985,426			$46,119,514			$24,106,941
Net interest spread (FTE)			3.70			3.82			4.52
Net interest income (FTE) and net interest margin (FTE)		$404,464	3.76		$411,649	3.89		$256,151	4.61
Reconciliation to Reported Net Interest Income
Net interest income (FTE)		$404,464			$411,649			$256,151
Adjustments for taxable equivalent interest(1)(3)
Loans and leases		$(1,829)			$(1,734)			$(1,009)
Tax-exempt investment securities		(1,154)			(1,162)			(713)
Total FTE adjustments		(2,983)			(2,896)			(1,722)
Net interest income (GAAP)		$401,481			$408,753			$254,429
Net interest margin (GAAP)		3.73%			3.86%			4.58%

(1)	Interest and yields are presented on a FTE basis.

(2)	Annualized.

(3)	The yield on tax-exempt loans, leases and investment securities available-for-sale is computed on a FTE basis using a statutory federal income tax rate of 21%.

(4)	Average balances of loans and leases include nonaccrual loans and leases and are presented net of unearned income.

Volume and Rate Variance Analysis

	Three Months Ended March 31, 2020 vs. December 31, 2019			Three Months Ended March 31, 2020 vs. March 31, 2019
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Total Change	Average Volume(1)	Average Yield/Rate(1)	Total Change
Changes in Interest Income on Interest-Earning Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$492	$(510)	$(18)	$2,450	$(259)	$2,191
Investment securities held-to-maturity	(26)	(303)	(329)	(43)	68	25
Investment securities available-for-sale:
Taxable	6,427	(1,460)	4,967	25,980	(1,751)	24,229
Tax-exempt	(39)	6	(33)	1,805	301	2,106
Loans and leases held-for-sale	(11,690)	(2,516)	(14,206)	983	(247)	736
Loans and leases	13,424	(16,971)	(3,547)	207,371	(46,693)	160,678
Interest-bearing deposits with banks and other	(577)	(557)	(1,134)	1,703	(1,909)	(206)
Total interest-earning assets	$8,011	$(22,311)	$(14,300)	$240,249	$(50,490)	$189,759
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$121	$(1,905)	$(1,784)	$1,178	$4,265	$5,443
Savings	310	(1,634)	(1,324)	3,717	(718)	2,999
Money market	1,061	(1,743)	(682)	10,106	296	10,402
Certificates of deposit	(2,420)	(3,374)	(5,794)	12,121	(1,154)	10,967
Interest-bearing deposits	(928)	(8,656)	(9,584)	27,122	2,689	29,811
Short-term borrowings	403	(1,224)	(821)	9,772	(1,147)	8,625
Long-term borrowings	5,498	(2,208)	3,290	7,637	(4,627)	3,010
Total interest-bearing liabilities	$4,973	$(12,088)	$(7,115)	$44,531	$(3,085)	$41,446
Total change in net interest income (FTE)(2)	$3,038	$(10,223)	$(7,185)	$195,718	$(47,405)	$148,313

(1)	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2)	FTE basis using a federal income tax rate of 21%. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

Provision for Credit Losses The provision for credit losses was $96.9 million for the three months ended March 31, 2020, compared with $14.4 million for the three months ended December 31, 2019 and $10.1 million for the three months ended March 31, 2019. The increase in both periods was primarily due to the impact of the COVID-19 pandemic and was additionally impacted by the adoption of CECL. Prior to the adoption of CECL on January 1, 2020, the allowance for credit losses was calculated under an incurred loss model which delayed recognition of loss until it was probable the loss had been incurred. The accounting under CECL considers current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset and considers expected future changes in macroeconomic conditions. In addition, as a result of the adoption of CECL, the provision for credit losses now includes the provision for unfunded commitments that was previously included within other noninterest expense. The provision for unfunded commitments was $4.0 million for the three months ended March 31, 2020. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses, which is a critical accounting estimate. The COVID-19 pandemic could result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn in future periods.

An analysis of the allowance for credit losses is presented under "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis.

Noninterest Income The components of noninterest income were as follows:

	Three Months Ended			Change from
	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2019		March 31, 2019
(Dollars in thousands)				$	% / bps	$	% / bps
Fees and service charges on deposit accounts	$34,597	$39,356	$26,278	$(4,759)	(12.1)%	$8,319	31.7%
Leasing revenue	33,565	46,686	38,165	(13,121)	(28.1)	(4,600)	(12.1)
Card and ATM revenue	21,685	24,751	18,659	(3,066)	(12.4)	3,026	16.2
Net gains on sales of loans and leases	20,590	12,934	8,217	7,656	59.2	12,373	150.6
Servicing fee revenue	6,792	6,022	5,110	770	12.8	1,682	32.9
Wealth management revenue	6,151	6,172	—	(21)	(0.3)	6,151	N.M.
Net gains on investment securities	—	8	451	(8)	(100.0)	(451)	(100.0)
Other	13,583	22,123	6,624	(8,540)	(38.6)	6,959	105.1
Total noninterest income	$136,963	$158,052	$103,504	$(21,089)	(13.3)	$33,459	32.3
Total noninterest income as a percentage of total revenue	25.4%	27.9%	28.9%		(250) bps		(350) bps

N.M. Not Meaningful

Noninterest income was $137.0 million for the three months ended March 31, 2020, compared to $158.1 million for the three months ended December 31, 2019 and $103.5 million for the three months ended March 31, 2019. Noninterest income included $8.2 million of loan servicing rights impairment for the three months ended March 31, 2020, compared to $0.6 million of loan servicing rights impairment recovery for the three months ended December 31, 2019, considered notable items. Loan servicing rights impairment and impairment recovery are recorded within other noninterest income. The three months ended December 31, 2019, also included an $8.2 million loss related to the sale of the Legacy TCF auto finance portfolio included in net gains on sales of loans and leases as a notable item. Adjusted noninterest income, a non-GAAP financial measure that excludes the identified notable items, was $145.2 million for the three months ended March 31, 2020, compared to $165.6 million for the three months ended December 31, 2019 and $103.5 million for the three months ended March 31, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information. As a result of the COVID-19 pandemic, we have faced and may continue to face a decrease in demand and transaction levels for our products and services which would result in a decline in noninterest income in future periods.

Fees and service charges on deposit accounts Fees and service charges on deposit accounts were $34.6 million for the three months ended March 31, 2020, compared with $39.4 million for the three months ended December 31, 2019 and $26.3 million for the three months ended March 31, 2019. The decrease for three months ended March 31, 2020, compared to the three months ended December 31, 2019, was partly due to a decline in overdraft fees charged in the month of March in response to the COVID-19 pandemic. The increase for three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily attributable to incremental fees resulting from the Merger.

Leasing revenue Leasing revenue was $33.6 million for the three months ended March 31, 2020, compared with $46.7 million for the three months ended December 31, 2019 and $38.2 million for the three months ended March 31, 2019. Leasing revenue is impacted by changes in our operating lease revenue and sales-type lease revenue through our equipment financing activity.

Card and ATM revenue Card and ATM revenue was $21.7 million for the three months ended March 31, 2020, compared with $24.8 million for the three months ended December 31, 2019 and $18.7 million for the three months ended March 31, 2019. The decrease for three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to a reduction in debit card activity partly related to governmental imposed restrictions on activities as a result of the COVID-19 pandemic. The increase for three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to incremental revenue resulting from the Merger.

Net gains on sales of loans and leases Net gains on sales of loans and leases were $20.6 million for the three months ended March 31, 2020, compared with $12.9 million for the three months ended December 31, 2019 and $8.2 million for the three months ended March 31, 2019. The increase for three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to the $8.2 million loss related to the sale of the Legacy TCF auto finance portfolio recognized in the three months ended December 31, 2019. The increase for three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to higher volume of consumer loans sold resulting from the Merger. We sold $535.8 million of residential mortgage loans during the three months ended March 31, 2020, compared with $1.8 billion during the three months ended December 31, 2019 and $266.2 million during the three months ended March 31, 2019.

Servicing fee revenue Servicing fee revenue was $6.8 million for the three months ended March 31, 2020, compared with $6.0 million for the three months ended December 31, 2019 and $5.1 million for the three months ended March 31, 2019. The increase for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the incremental servicing fee revenue resulting from the Merger and the transitional servicing fee received on the Legacy TCF auto finance portfolio that was sold in the fourth quarter of 2019. The first quarter 2020 is the final quarter for recognition of the transitional servicing fee revenue on the Legacy TCF auto finance portfolio.

Wealth management Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial fees and fees from the sale of investment products and is a revenue stream added as a result of the Merger. Revenues from wealth management were $6.2 million for both the three months ended March 31, 2020 and December 31, 2019.

Net gains on investment securities There were no sales of investment securities for the three months ended March 31, 2020, compared with $8 thousand of net gains on sales of investment securities for the three months ended December 31, 2019 and $0.5 million for the three months ended March 31, 2019.

Other Other noninterest income was $13.6 million for the three months ended March 31, 2020, compared with $22.1 million for the three months ended December 31, 2019 and $6.6 million for the three months ended March 31, 2019. The decrease for three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to the recognition of $8.2 million of loan servicing rights impairment primarily driven by a decline in market interest rates and an increase in prepayment speeds. The increase for three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to an increase in incremental revenue resulting from the Merger, partially offset by the recognition of $8.2 million of loan servicing rights impairment.

Noninterest Expense The components of noninterest expense were as follows:

	Three Months Ended			Change from
	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2019			March 31, 2019
(Dollars in thousands)				$	% / bps		$	% / bps
Compensation and employee benefits	$171,528	$180,969	$123,942	$(9,441)	(5.2)%		$47,586	38.4%
Occupancy and equipment	57,288	56,771	41,710	517	0.9		15,578	37.3
Lease financing equipment depreciation	18,450	18,629	19,256	(179)	(1.0)		(806)	(4.2)
Net foreclosed real estate and repossessed assets	1,859	4,242	4,630	(2,383)	(56.2)		(2,771)	(59.8)
Merger-related expenses	36,728	47,025	9,458	(10,297)	(21.9)		27,270	N.M.
Other	88,746	108,935	54,079	(20,189)	(18.5)		34,667	64.1
Total noninterest expense	$374,599	$416,571	$253,075	$(41,972)	(10.1)		$121,524	48.0
Full-time equivalent staff (at period end)	7,572	7,762	5,142	(190)	(2.4)		2,430	47.3
Efficiency ratio	69.57%	73.49%	70.70%		(392	) bps		(113	) bps
Adjusted efficiency ratio (non-GAAP)(1)	58.24	58.51	65.67		(27)			(743)
N.M. Not Meaningful

(1)	See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest expense was $374.6 million for the three months ended March 31, 2020, compared to $416.6 million for the three months ended December 31, 2019 and $253.1 million for the three months ended March 31, 2019. Noninterest expense included merger-related costs of $36.7 million for the three months ended March 31, 2020, $47.0 million for the three months ended December 31, 2019 and $9.5 million for the three months ended March 31, 2019. Noninterest expense for the three months ended March 31, 2020 included $3.1 million of expenses related to the sale of the Legacy TCF auto finance portfolio ($1.6 million included in occupancy and equipment, $864 thousand included in compensation and employee benefits and $570 thousand included in other noninterest expense), considered a notable item. Noninterest expense for the three months ended December 31, 2019, included a $6.3 million detriment related to pension fair valuation adjustment on plans with previously announced terminations, included in other noninterest expense, $4.7 million of expense related to the sale of the Legacy TCF auto finance portfolio ($2.2 million in other noninterest expense, $1.5 million in occupancy and equipment expense and $930 thousand in compensation and employee benefits) and $3.5 million of expense related to the write-down of company-owned vacant land parcels and branch exit costs, included in other noninterest expense, considered notable items. Adjusted noninterest expense, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, was $334.8 million for the three months ended March 31, 2020, compared to $355.0 million for the three months ended December 31, 2019 and $243.6 million for the three months ended March 31, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Compensation and employee benefits expense Compensation and employee benefits expense was $171.5 million for the three months ended March 31, 2020, compared with $181.0 million for the three months ended December 31, 2019 and $123.9 million for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to a decrease in commission expense as a result of lower production. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the staff additions resulting from the Merger.

Occupancy and equipment Occupancy and equipment expense was $57.3 million for the three months ended March 31, 2020, compared with $56.8 million for the three months ended December 31, 2019 and $41.7 million for the three months ended March 31, 2019. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the incremental operating costs associated with the Merger.

Lease financing equipment depreciation Lease financing equipment depreciation was $18.5 million for the three months ended March 31, 2020, compared with $18.6 million for the three months ended December 31, 2019 and $19.3 million for the three months ended March 31, 2019. Shifts in lease financing equipment depreciation are the result of changes in balances of leased equipment.

Net foreclosed real estate and repossessed assets Net foreclosed real estate and repossessed assets expense was $1.9 million for the three months ended March 31, 2020, compared with $4.2 million for the three months ended December 31, 2019 and $4.6 million for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to a decrease in repossession expense.

Merger-related expenses Merger-related expenses related to the Merger were $36.7 million for the three months ended March 31, 2020, compared with $47.0 million for the three months ended December 31, 2019 and $9.5 million for the three months ended March 31, 2019. Merger-related expenses consist primarily of professional fees and employment related expenses. We anticipate incurring a meaningful amount of merger-related expenses through the remainder of 2020.

Other noninterest expense Other noninterest expense was $88.7 million for the three months ended March 31, 2020, compared with $108.9 million for the three months ended December 31, 2019 and $54.1 million for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to the $6.3 million detriment related to pension fair valuation adjustment on plans with previously announced terminations and the $3.5 million of expense related to write-down of of company-owned vacant land parcels and branch exit costs recognized in the three months ended December 31, 2019. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was primarily due to incremental costs associated with the Merger.

Income Tax Expense Income tax expense was $13.1 million, or 19.6% of income before income tax expense for the three months ended March 31, 2020, compared with $21.4 million, or 15.7% of income before income tax expense, for the three months ended December 31, 2019 and $21.3 million, or 22.5% of income before income tax expense, for the three months ended March 31, 2019. The three months ended December 31, 2019 included a $3.8 million tax basis adjustment benefit. The fluctuations in our effective income tax rate reflect changes each period in the proportion of tax-exempt interest income, nondeductible expenses and credits relative to income before income tax expense.

Reportable Segment Results Our reportable segments are Consumer Banking, Commercial Banking and Enterprise Services. See "Note 22. Reportable Segments" of the Notes to Consolidated Financial Statements for further information regarding net income (loss), revenues and assets for each of our reportable segments.

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

Consumer Banking generated net income available to common shareholders of $36 thousand for the three months ended March 31, 2020, compared with $50.1 million for the three months ended December 31, 2019 and $28.7 million for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to an increase in provision for credit losses primarily due to the economic downturn related to COVID-19. The decrease in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to increases in incremental operating costs and an increase in provision for credit losses primarily due to the economic downturn related to COVID-19, partially offset by the incremental income resulting from the Merger.

Consumer Banking net interest income was $193.8 million for the three months ended March 31, 2020, compared with $205.8 million for the three months ended December 31, 2019 and $140.7 million for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to the Federal Reserve's rate cuts in addition to a decrease in the benefit provided by purchase accounting accretion. The increase in net interest income in the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was primarily attributable to the impact of the loans acquired in the Merger, partially offset by the deposits acquired in the Merger.

Consumer Banking provision for credit losses was $44.4 million for the three months ended March 31, 2020, compared with $144 thousand for the three months ended December 31, 2019 and $7.2 million for the three months ended March 31, 2019. The increase in both periods was primarily due to the economic downturn related to COVID-19 and the adoption of CECL. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and "Note 8. Allowance for Credit Losses and Credit Quality" of the Notes to Consolidated Financial Statements.

Consumer Banking noninterest income was $81.4 million for the three months ended March 31, 2020, compared with $90.1 million for the three months ended December 31, 2019 and $60.5 million for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to decreases in fees and service charges on deposit accounts and card and ATM revenue, partially offset by the $8.2 million loss related to the sale of the Legacy TCF auto finance portfolio in the three months ended December 31, 2019. The increase in the three months ended March 31, 2020, compared to three months ended March 31, 2019, was primarily due to a higher volume of consumer loans sold resulting from the Merger. Servicing fee income attributable to the Consumer Banking segment was $6.5 million for the three months ended March 31, 2020, compared with $5.8 million for the three months ended December 31, 2019 and $4.8 million for the three months ended March 31, 2019. Servicing fee income in the three months ended March 31, 2020 included transitional servicing fee received on the Legacy TCF auto finance portfolio that was sold in the fourth quarter of 2019. Average Consumer Banking loans serviced for others were $9.2 billion for the three months ended March 31, 2020, compared with $9.4 billion for the three months ended December 31, 2019 and $2.9 billion for the three months ended March 31, 2019.

Consumer Banking noninterest expense was $228.9 million for the three months ended March 31, 2020, compared with $233.9 million for the three months ended December 31, 2019 and $156.5 million for the three months ended March 31, 2019. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the incremental operating costs due to the Merger.

Commercial Banking

Commercial Banking is comprised of commercial and industrial, commercial real estate banking and lease financing. Our commercial banking strategy focuses on building full commercial relationships including originating high credit quality loans and leases and providing deposit and treasury services.

Commercial Banking generated net income available to common shareholders of $56.5 million for the three months ended March 31, 2020, compared with $98.5 million for the three months ended December 31, 2019 and $38.2 million for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to an increase in provision for credit losses primarily due to the economic downturn related to COVID-19. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the incremental income resulting from the Merger, partially offset by an increase in provision for credit losses primarily due to the economic downturn related to COVID-19.

Commercial Banking net interest income was $186.0 million for the three months ended March 31, 2020, compared with $185.3 million for the three months ended December 31, 2019 and $96.7 million for the three months ended March 31, 2019. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was primarily due to the impact of the loans acquired in the Merger, partially offset by the deposits acquired in the Merger.

Commercial Banking provision for credit losses was $52.6 million for the three months ended March 31, 2020, compared with $14.3 million for the three months ended December 31, 2019 and $2.9 million for the three months ended March 31, 2019. The increase in both periods was primarily due to the economic downturn related to COVID-19 and the adoption of CECL. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and "Note 8. Allowance for Credit Losses and Credit Quality" of the Notes to Consolidated Financial Statements.

Commercial Banking noninterest income was $55.8 million for the three months ended March 31, 2020, compared with with $66.0 million for the three months ended December 31, 2019 and $42.5 million for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to a decrease in leasing revenue. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to incremental revenue resulting from the Merger, partially offset by a decrease in leasing revenue.

Commercial Banking noninterest expense was $114.5 million for the three months ended March 31, 2020, compared with $116.2 million for the three months ended December 31, 2019 and $83.4 million for the three months ended March 31, 2019. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to an increase in merger-related expenses and other expenses related to the incremental costs due to the Merger.

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

Enterprise Services generated a net loss available to common shareholders of $7.1 million for the three months ended March 31, 2020, compared with a net loss of $38.6 million for the three months ended December 31, 2019 and net income available to common shareholders of $1.1 million for the three months ended March 31, 2019.

Enterprise Services net interest income was $21.7 million for the three months ended March 31, 2020, compared with $17.6 million for the three months ended December 31, 2019 and $17.0 million for the three months ended March 31, 2019. The increase in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to an increase in average balances of investment securities. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the increase in average balances of investment securities acquired in the Merger.

Enterprise Services noninterest expense was $31.3 million for the three months ended March 31, 2020, compared with $66.4 million for the three months ended December 31, 2019 and $13.1 million for the same period in 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended December 31, 2019, was primarily due to decreases in merger-related expenses and compensation and employee benefits. The increase in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to an increase in merger-related expenses and other expenses related to the incremental costs due to the Merger.

Preferred stock dividends were $2.5 million for the three months ended March 31, 2020, compared with $2.5 million for both the three months ended December 31, 2019 and March 31, 2019.

Consolidated Financial Condition Analysis

Investment Securities Total investment securities available-for-sale, at fair value, were $7.0 billion at March 31, 2020, compared with $6.7 billion at December 31, 2019. Our investment securities available-for-sale are debt securities consisting primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), and obligations of states and political subdivisions. The increase in investment securities available-for-sale was primarily due to purchases of additional residential agency mortgage-backed securities. During the first quarter 2020, we completed the reinvestment of $1.6 billion of investment securities sold in the third quarter 2019. We purchased $471.8 million of investment securities during the three months ended March 31, 2020.

Total investment securities held-to-maturity were $135.6 million at March 31, 2020, compared with $139.4 million at December 31, 2019. Our investment securities held-to-maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity were as follows:

	At March 31, 2020		December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale, at fair value
Debt securities:
Government and government-sponsored enterprises	$218,996	$218,580	$235,045	$234,385
Obligations of states and political subdivisions	850,816	866,556	852,096	863,855
Residential mortgage-backed securities	5,029,613	5,220,403	4,866,473	4,929,717
Commercial mortgage-backed securities	693,359	719,285	685,212	691,614
Corporate debt and trust preferred securities	451	400	451	430
Total investment securities available-for-sale	6,793,235	7,025,224	6,639,277	6,720,001
Investment securities held-to-maturity
Residential mortgage-backed securities	131,947	142,302	135,769	141,168
Corporate debt and trust preferred securities	3,672	3,672	3,676	3,676
Total investment securities held-to-maturity	135,619	145,974	139,445	144,844
Total investment securities	$6,928,854	$7,171,198	$6,778,722	$6,864,845

The carrying value and FTE yield of investment securities available-for-sale and investment securities held-to-maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Government and Government-sponsored Enterprises		Obligations of States and Political Subdivisions		Residential Mortgage-backed Securities		Commercial Mortgage-backed Securities		Corporate Debt And Trust Preferred Securities		Total
(Dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Investment securities available-for-sale
Due in one year or less	$—	—%	$66,021	2.17%	$—	—%	$—	—%	$—	—%	$66,021	2.17%
Due in 1-5 years	—	—	165,230	2.65	21,066	1.89	2,998	1.91	—	—	189,294	2.56
Due in 5-10 years	22,207	2.84	189,749	2.78	119,112	2.01	238,872	2.62	—	—	569,940	2.56
Due after 10 years	196,373	2.77	445,556	2.87	5,080,226	2.84	477,414	2.65	400	6.6	6,199,969	2.83
Total	$218,580	2.78%	$866,556	2.75%	$5,220,404	2.82%	$719,284	2.64%	$400	6.60%	$7,025,224	2.79%
Investment securities held-to-maturity
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	$—	$—	—%	$—	—%
Due in 1-5 years	—	—	—	—	—	—	—	—	3,550	3.00	3,550	3.00
Due in 5-10 years	—	—	—	—	55	6.50	—	—	—	—	55	6.50
Due after 10 years	—	—	—	—	131,892	2.44	—	—	122	6.00	132,014	2.44
Total	$—	—%	$—	—%	$131,947	2.44%	$—	—%	$3,672	3.10%	$135,619	2.46%

(1)	Interest and yields are presented on a FTE basis.

See "Note 6. Investment Securities" of Notes to Consolidated Financial Statements for further information regarding our investment securities available-for-sale and investment securities held-to-maturity.

Loans and Leases Held-for-Sale

Our loans and leases held-for-sale were $287.2 million at March 31, 2020, an increase of $87.4 million, compared to $199.8 million at December 31, 2019.

Loans and Leases

Our commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial real estate loans, and lease financing. Our consumer loan portfolio is comprised of residential mortgages, consumer installment loans and home equity loans and lines of credit. Our lending markets generally consist of communities throughout our primary banking markets including Michigan, Minnesota, Illinois, Arizona, Ohio, Colorado, South Dakota and Wisconsin and additionally include Florida, Texas and California.

Total loans and leases were $35.9 billion at March 31, 2020, an increase of $1.4 billion, or 4.1%, compared to December 31, 2019. The increase was primarily due to growth in the commercial and industrial, commercial real estate and residential mortgage portfolios.

Information about our loans and leases was as follows:

	At March 31, 2020		At December 31, 2019		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Commercial loan and lease portfolio:
Commercial and industrial	$12,326,943	34.4%	$11,439,602	33.2%	$887,341	7.8%
Commercial real estate	9,486,904	26.4	9,136,870	26.5	350,034	3.8
Lease financing	2,708,998	7.5	2,699,869	7.8	9,129	0.3
Total commercial loan and lease portfolio	24,522,845	68.3	23,276,341	67.5	1,246,504	5.4
Consumer loan portfolio:
Residential mortgage	6,435,314	17.9	6,179,805	17.9	255,509	4.1
Consumer installment	1,509,953	4.2	1,542,411	4.5	(32,458)	(2.1)
Home equity	3,453,502	9.6	3,498,907	10.1	(45,405)	(1.3)
Total consumer loan portfolio	11,398,769	31.7	11,221,123	32.5	177,646	1.6
Total loans and leases	$35,921,614	100.0%	$34,497,464	100.0%	$1,424,150	4.1%

Commercial Loan and Lease Portfolio

Our commercial loan and lease portfolio was $24.5 billion at March 31, 2020, an increase of $1.2 billion, or 5.4%, compared to $23.3 billion at December 31, 2019. We believe that our commercial loan and lease portfolio is well diversified across business lines and has no concentration in any one industry.

Commercial and industrial Commercial and industrial loans and lines of credit include loans to varying types of businesses, municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. Commercial and industrial loans are secured by various types of business assets including inventory, floorplan equipment, receivables, equipment or financial instruments. Origination levels related to equipment dealers are impacted by the velocity of fundings and repayments with dealers. Commercial and industrial loans were $12.3 billion at March 31, 2020, an increase of $887.3 million, or 7.8%, compared to $11.4 billion at December 31, 2019.

Our commercial and industrial portfolio by North American Industry Classification System ("NAICS") code was as follows:

	At March 31, 2020
(In thousands)	Total	Percent of Total Loan and Lease Portfolio
Retail trade	$3,986,952	11.1%
Transportation and warehouse	1,370,135	3.8
Manufacturing	1,344,368	3.7
Wholesale trade	941,535	2.6
Real estate rental and leasing	935,252	2.6
Construction	622,438	1.7
Health care and social assistance	524,466	1.5
Finance and insurance	524,113	1.5
Other	2,077,684	5.9
Total	$12,326,943	34.4%

Commercial real estate Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and construction and development loans primarily originated for construction of commercial properties. Construction and development loans often convert to a commercial real estate loan at the completion of the construction period. Commercial real estate loans were $9.5 billion at March 31, 2020, an increase of $350.0 million, or 3.8%, compared to $9.1 billion at December 31, 2019.

Our commercial real estate loan portfolio by property and loan type was as follows:

	At March 31, 2020		At December 31, 2019
(In thousands)	Total	Percent of Total Loan and Lease Portfolio	Total	Percent of Total Loan and Lease Portfolio
Multifamily	$1,892,824	5.3%	$1,726,450	5.0%
Office	1,356,077	3.8	1,061,877	3.1
Retail	1,260,127	3.5	814,230	2.4
Warehouse	985,121	2.7	853,042	2.5
Hotel	764,159	2.1	612,098	1.8
Senior housing	671,656	1.9	523,736	1.5
Mixed use	483,769	1.3	382,281	1.1
Self‐storage	479,910	1.3	429,779	1.2
Other	1,593,261	4.5	2,733,377	7.9
Total	$9,486,904	26.4%	$9,136,870	26.5%

Lease financing We provide a broad range of comprehensive lease products addressing the diverse financing needs of small to large companies. Lease financing loans were $2.7 billion at both March 31, 2020 and December 31, 2019.

Our lease financing portfolio by equipment type was as follows:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Balance	Percent of Total Loan and Lease Portfolio	Balance	Percent of Total Loan and Lease Portfolio
Specialty vehicles	$587,187	1.6%	$585,829	1.7%
Golf cart and turf equipment	484,791	1.3	473,476	1.4
Medical equipment	383,995	1.1	377,998	1.1
Technology and data processing equipment	235,962	0.7	248,187	0.7
Manufacturing equipment	208,220	0.6	226,833	0.7
Construction equipment	192,381	0.5	180,963	0.5
Material handling	154,578	0.4	138,182	0.4
Trucks and trailers	96,352	0.3	91,711	0.3
Agricultural equipment	91,722	0.3	92,392	0.3
Other	273,810	0.7	284,298	0.7
Total	$2,708,998	7.5%	$2,699,869	7.8%

Consumer Loan Portfolio

Our consumer loan portfolio was $11.4 billion at March 31, 2020, an increase of $177.6 million, or 1.6%, compared to $11.2 billion at December 31, 2019.

Residential mortgage Residential mortgage loans consist primarily of one-to-four family residential loans with fixed and adjustable interest rates, with amortization periods generally from 15 to 30 years. The loan-to-value ratio at the time of origination is generally 90% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage loans were $6.4 billion at March 31, 2020, an increase of $255.5 million, compared to $6.2 billion at December 31, 2019.

Consumer installment Consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer rates are both fixed and variable, with negotiable terms. Our consumer installment loans typically amortize over periods up to 60 months. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate. Consumer installment loans were $1.5 billion at both March 31, 2020 and December 31, 2019.

Home equity Home equity loans and lines of credit are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line-of-credit. Our home equity portfolio totaled $3.5 billion at both March 31, 2020 (consisting of $3.0 billion of home equity lines of credit and $451.6 million of amortizing home equity loans) and December 31, 2019 (consisting of $3.0 billion of home equity lines of credit and $474.7 million of amortizing home equity loans). At March 31, 2020, $2.3 billion of our home equity lines of credit were comprised of loans with a 10-year interest-only draw period and a 20-year amortization repayment period. These home equity lines of credit include junior lien mortgages where the first lien mortgage is held by a nonaffiliated financial institution. At March 31, 2020, all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At March 31, 2020, $662.4 million of the home equity line of credits were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years.

Credit Quality

Loans and Leases The following summarizes our loan and lease portfolio based on the credit quality factors that we believe are the most important and should be considered to understand the overall condition of the portfolio. The following items should be considered throughout this section:

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

Past due loans and leases  Over 90-day delinquent loans and leases by type, excluding nonaccrual loans and leases, were as follows. Delinquent balances are determined based on the contractual terms of the loan or lease. See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	90 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases	90 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases
Commercial loan and lease portfolio:
Commercial and industrial	$110	—%	$331	—%
Commercial real estate	1,442	0.02	1,440	0.02
Lease financing	3,045	0.11	1,901	0.07
Total commercial loan and lease portfolio	4,597	0.02	3,672	0.02
Consumer loan portfolio:
Residential mortgage	553	0.01	559	0.01
Consumer installment	5	—	108	0.01
Total consumer loan portfolio	973	0.01	667	0.01
Portfolios acquired with deteriorated credit quality(1)	N/A	N/A	25,737	10.43
Total	$5,570	0.02%	$30,076	0.09%

(1)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans.

Nonperforming assets  Nonperforming assets, consisting of nonaccrual loans and leases and other real estate owned, were as follows:

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$84,157	$53,812
Commercial real estate	47,032	29,735
Lease financing	13,170	10,957
Total commercial loan and lease portfolio	144,359	94,504
Consumer loan portfolio:
Residential mortgage	61,980	38,577
Consumer installment	989	714
Home equity	43,147	35,863
Total consumer loan portfolio	106,116	75,154
Nonaccrual loans and leases	250,475	169,658
Other real estate owned	38,914	34,256
Total nonperforming assets	$289,389	$203,914
Nonaccrual loans and leases as a percentage of total loans and leases	0.70%	0.49%
Nonperforming assets as a percentage of total loans and leases and other real estate owned	0.80	0.59
Allowance for credit losses as a percentage of nonaccrual loans and leases	162.24	66.64

Nonperforming assets were $289.4 million at March 31, 2020, compared with $203.9 million at December 31, 2019. The $85.5 million increase in nonaccrual loans and leases from December 31, 2019 was substantially driven by the adoption of CECL ($73.4 million of loans previously accounted for as purchased credit impaired were reclassified to nonaccrual loans as of January 1, 2020 due to the adoption of CECL).

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

Changes in the amount of nonaccrual loans and leases were as follows:

	At or For the Three Months Ended March 31, 2020
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total
Balance, beginning of period	$75,154	$94,504	$169,658
Transfer in of loans previously accounted for as purchased credit impaired(1)	20,560	52,825	73,385
Adjusted balance, beginning of period	95,714	147,329	243,043
Additions	25,813	48,657	74,470
Charge-offs	(2,839)	(6,811)	(9,650)
Transfers to other assets	(2,536)	(7,745)	(10,281)
Return to accrual status	(4,239)	(7,678)	(11,917)
Payments received	(5,797)	(28,274)	(34,071)
Other, net	—	(1,119)	(1,119)
Balance, end of period	$106,116	$144,359	$250,475
(1) Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans.

Interest income recognized on loans and leases in nonaccrual status was $4.4 million for the three months ended March 31, 2020, compared to $4.8 million for the three months ended December 31, 2019 and $223 thousand for the three months ended March 31, 2019.

See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

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

Loans and leases by portfolio and regulatory classification were as follows:

	At March 31, 2020
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial loan and lease portfolio:
Commercial and industrial	$11,768,892	$312,655	$239,189	$6,207	$12,326,943
Commercial real estate	9,154,362	239,795	92,747	—	9,486,904
Lease financing	2,652,615	30,601	25,782	—	2,708,998
Total commercial loan and lease portfolio	23,575,869	583,051	357,718	6,207	24,522,845
Consumer loan portfolio:
Residential mortgage	6,368,073	775	66,466	—	6,435,314
Consumer installment	1,508,947	—	1,006	—	1,509,953
Home equity	3,405,219	669	47,614	—	3,453,502
Total consumer loan portfolio	11,282,239	1,444	115,086	—	11,398,769
Total loans and leases	$34,858,108	$584,495	$472,804	$6,207	$35,921,614

	At December 31, 2019
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial loan and lease portfolio:
Commercial and industrial	$10,930,939	$315,097	$193,566	$—	11,439,602
Commercial real estate	8,891,361	170,114	75,395	—	9,136,870
Lease financing	2,646,874	28,091	24,904	—	2,699,869
Total commercial loan and lease portfolio	22,469,174	513,302	293,865	—	23,276,341
Consumer loan portfolio:
Residential mortgage	6,135,096	565	44,144	—	6,179,805
Consumer installment	1,541,524	—	887	—	1,542,411
Home equity	3,457,292	456	41,159	—	3,498,907
Total consumer loan portfolio	11,133,912	1,021	86,190	—	11,221,123
Total loans and leases	$33,603,086	$514,323	$380,055	$—	$34,497,464

Total classified loans and leases in our loan and lease portfolio were $479.0 million at March 31, 2020, compared with $380.1 million at December 31, 2019. The increase was primarily due to downgrades in our commercial loan and lease portfolio.

Loan modifications  Troubled debt restructuring ("TDR") loans are loans to financially troubled borrowers that have been modified such that we have granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed. TDR loans were as follows:

	At March 31, 2020			At December 31, 2019
(Dollars in thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$9,655	$10,313	$19,968	$12,986	$5,356	$18,342
Consumer loan portfolio	13,248	17,331	30,579	12,403	14,875	27,278
Total	$22,903	$27,644	$50,547	$25,389	$20,231	$45,620
Over 90-day delinquency as a percentage of total accruing TDR loans	0.21%	N.A.	N.A.	0.52%	N.A.	N.A.
N.A. Not Applicable

Total TDRs were $50.5 million at March 31, 2020, compared with $45.6 million at December 31, 2019.

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

Interest income recognized on TDR loans and contractual interest that would have been recorded had the TDR loans performed in accordance with their original contractual terms were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Contractual interest due on TDR loans	$321	$1,619
Interest income recognized on TDR loans	292	1,109
Unrecognized interest income	$29	$510

See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

Allowance for Credit Losses  The Corporation's reserve methodology used to determine the appropriate level of the ACL is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred by the portfolio over the life of each financial asset as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. The collective evaluation of expected losses in these portfolios is based on their probability of default multiplied by historical loss rates, as well as adjustments for forward-looking information, including industry and macroeconomic forecasts. Factors utilized in the determination of the amount of the allowance include historic loss experience, current economic forecasts and measurement date credit risk characteristics such as product type, lien position, delinquency, collateral value, credit bureau scores and financial statement ratios. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

We consider our ACL of $406.4 million, or 1.13% of total loans and leases, appropriate to cover current credit losses expected to be incurred in the loan and lease portfolios over the life of each financial asset at March 31, 2020, including loans and leases which are not currently known to require specific allowances. Our ACL at March 31, 2020 includes the impact of the economic downturn related to the COVID-19 pandemic. However, no assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the ACL due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during our ongoing credit review process or regulatory requirements. Among other factors, economic slowdown, increasing levels of unemployment, declines in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of our ACL by increasing credit risk and the risk of potential loss.

The total ACL is expected to absorb losses from any segment of the portfolio. The allocation of our ACL disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance.

Prior to the adoption of CECL on January 1, 2020, the ACL was calculated under an incurred loss model which delayed recognition of loss until it was probable the loss had been incurred in comparison to the accounting under CECL which considers current credit losses expected to be incurred in the loan and lease portfolios over the life of each financial asset.

Detailed information regarding our credit loss reserves was as follows:

	At March 31, 2020		At December 31, 2019
	Credit Loss Reserves(1)		Credit Loss Reserves(1)
(Dollars in thousands)	Amount	As a Percentage of Portfolio	Amount	As a Percentage of Portfolio
Commercial loan and lease portfolio:
Commercial and industrial	$117,507	0.95%	$42,430	0.38%
Commercial real estate	86,209	0.91	27,308	0.29
Lease financing	27,610	1.02	14,742	0.55
Total commercial loan and lease portfolio	231,326	0.94	84,480	0.36
Consumer loan portfolio:
Residential mortgage	97,185	1.51	8,099	0.13
Consumer installment	20,178	1.34	2,678	0.17
Home equity	57,694	1.67	17,795	0.51
Total consumer loan portfolio	175,057	1.54	28,572	0.25
Total allowance for credit losses	406,383	1.13	113,052	0.33
Other credit loss reserves:
Reserves for unfunded commitments	22,188	N.A.	3,528	N.A.
Total credit loss reserves(1)	$428,571	1.19%	$116,580	0.34%
N.A. Not Applicable

(1)
Credit loss reserves effective January 1, 2020 are calculated under the guidance of CECL. At December 31, 2019 credit loss reserves were calculated under the guidance of ASC Topic 310 prior to adoption of CECL, See "Note 3. Summary of Significant Accounting Policies" and "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

Net loan and lease charge-offs for the three months ended March 31, 2020 were $5.5 million, or 0.06%, of average loans and leases (annualized) compared with $6.2 million, or 0.07% of average loans and leases (annualized), for the three months ended December 31, 2019 and $18.7 million, or 0.39% of average loans and leases (annualized), for the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to a decrease in charge-offs in our consumer loan portfolio.

Investment Securities Held-to-Maturity The investment securities held-to-maturity portfolio consist primarily of fixed-rate mortgage-backed securities issued and guaranteed by FNMA, GNMA and FHLMC which significantly decreases credit risk. The most important credit quality factor we consider to understand the condition of the residential agency mortgage-backed securities is that all are AAA rated and guaranteed.

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

TCF Bank had $207.0 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at March 31, 2020, compared with $489.7 million at December 31, 2019. Certain investment securities held-to-maturity and investment securities carried at fair value provide the ability to liquidate or pledge unencumbered securities as needed. At March 31, 2020, $1.2 billion of our securities were pledged as collateral to secure certain deposits and borrowings.

TCF Financial had net liquidity qualifying cash of $210.6 million at March 31, 2020, compared with $156.0 million at December 31, 2019.

Deposits are the primary source of our funds for use in lending and for other general business purposes. In addition to deposits, we receive funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. We primarily borrow from the Federal Home Loan Bank (the "FHLB") of Des Moines. We had $1.5 billion of additional borrowing capacity at the FHLB of Des Moines at March 31, 2020, as well as access to the Federal Reserve Discount Window. In addition, we maintain a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations, loan purchases and equipment purchases for lease financing are the primary uses of our funds.

On March 9, 2020, TCF Financial amended its $50.0 million unsecured 364-day revolving credit facility with an unaffiliated bank to expand borrowing capacity to $150.0 million. The revolving credit facility contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on levels of indebtedness. At March 31, 2020, TCF had an outstanding balance of $80.0 million under the revolving credit facility. The revolving credit facility is available to be used, as needed, to fund growth, common stock repurchases or other general corporate purposes. We were in compliance with all the covenants at March 31, 2020.

Our wholly-owned subsidiary, TCF Commercial Finance Canada, Inc. ("TCFCFC"), maintains a $20.0 million Canadian dollar-denominated line of credit facility with an unaffiliated bank, which is guaranteed by TCF Bank. TCFCFC had no (USD) outstanding under the line of credit with the counterparty at March 31, 2020 and at December 31, 2019.

Deposits Deposits were $35.8 billion at March 31, 2020, an increase of $1.3 billion, compared to $34.5 billion at December 31, 2019. The increase in deposits was primarily due to increases in money market deposits of $535.2 million, interest-bearing checking account balances of $322.9 million, noninterest-bearing deposits of $267.3 million and savings account balances of $197.8 million, reflecting seasonal increases in addition to lower consumer spending.

Noninterest-bearing checking accounts represented 22.9% of total deposits at March 31, 2020, compared with 23.1% of total deposits at December 31, 2019. Our weighted-average interest rate for deposits, including noninterest-bearing deposits, was 0.78% for the three months ended March 31, 2020, compared with 0.81% for the same period in 2019.

Certificates of deposit including Certificate of Deposit Account Registry Service ("CDARS") deposits, IRA deposits and brokered deposits, were $7.5 billion at both March 31, 2020 and December 31, 2019. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at March 31, 2020 were as follows:

(In thousands)
Three months or less	$1,417,184
Over three through six months	701,535
Over six through 12 months	1,145,576
Over 12 months	591,404
Total	$3,855,699

Borrowings Borrowings were $6.1 billion at March 31, 2020, compared with $5.0 billion at December 31, 2019. The increase in borrowings was primarily due to an increase in short-term FHLB borrowings. In addition, on March 9, 2020, TCF Financial amended its $50.0 million unsecured 364-day revolving credit facility with an unaffiliated bank to expand borrowing capacity to $150.0 million and had drawn $80.0 million as of March 31, 2020.

Information regarding short-term borrowings (borrowings with an original maturity of less than one year) was as follows:

	At or For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
FHLB advances
Maximum outstanding at any month-end	$3,200,000	$350,000
Balance outstanding at end of period	3,200,000	350,000
Weighted average interest rate at end of period	0.61%	2.66%
Average balance outstanding	$2,467,583	$288,890
Weighted average interest rate	1.63%	2.67%
Federal funds purchased
Maximum outstanding at any month-end	$—	$—
Balance outstanding at end of period	—	—
Weighted average interest rate at end of period	—%	—%
Average balance outstanding	$231	$344
Weighted average interest rate	1.78%	2.66%
Collateralized Deposits
Maximum outstanding at any month-end	$218,163	$—
Balance outstanding at end of period	202,535	—
Weighted average interest rate at end of period	0.64%	—%
Average balance outstanding	$208,316	$2,778
Weighted average interest rate	0.56%	2.66%
Line-of-credit: TCF Financial Corporation
Maximum outstanding at any month-end	80,000	—
Balance outstanding at end of period	80,000	—
Weighted average interest rate at end of period	2.64%	—%
Average balance outstanding	12,527	—
Weighted average interest rate	3.89%	—%
Line-of-credit: TCF Commercial Finance Canada, Inc.
Maximum outstanding at any month-end	$747	$9,905
Balance outstanding at end of period	—	5,992
Weighted average interest rate at end of period	—%	3.00%
Average balance outstanding	$605	$1,487
Weighted average interest rate	2.88%	3.00%

Long-term borrowings were as follows:

(In thousands)	March 31, 2020	December 31, 2019
FHLB advances	$2,071,480	$1,822,058
Subordinated debt obligations	437,504	428,470
Discounted lease rentals	88,593	100,882
Finance lease obligation	3,017	3,038
Total long-term borrowings	$2,600,594	$2,354,448

On May 1, 2020, TCF Bank priced an offering of $150.0 million of fixed-to-floating rate subordinated notes (the “2030 Notes”), which closed on May 6, 2020 at par. The 2030 Notes, due May 6, 2030, bear an initial interest rate of 5.50% per annum, payable semi-annually in arrears on May 6 and November 6, commencing on November 6, 2020.

See "Note 12 Borrowings" of Notes to Consolidated Financial Statements for further information regarding our long-term borrowings.

Commitments We have commitments that may impact our liquidity. The following schedule summarizes our credit-related commitments and expected expiration dates by period as of March 31, 2020. Although many of these commitments historically have expired without being drawn upon, and therefore, the total amount of these commitments does not necessarily represent future liquidity requirements, changes in macroeconomic conditions and customer liquidity needs could result in greater utilization than we have experienced previously. See "Note 23. Commitments, Contingent Liabilities and Guarantees" of Notes to Consolidated Financial Statements for a further discussion of these obligations.

	Amount of Commitment - Expiration by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments:
Commitments to extend credit:
Commercial	$5,140,026	$2,373,030	$1,535,695	$998,272	$233,029
Consumer	2,245,645	110,483	125,117	174,330	1,835,715
Total commitments to extend credit	7,385,671	2,483,513	1,660,812	1,172,602	2,068,744
Standby letters of credit and guarantees on industrial revenue bonds	126,384	76,798	24,023	16,279	9,284
Total	$7,512,055	$2,560,311	$1,684,835	$1,188,881	$2,078,028

Unrecognized tax benefits, projected benefit obligations, demand deposits with indeterminate maturities and discretionary credit facilities that do not obligate us to lend have been excluded from the contractual obligations table above.

Capital Management We are committed to managing capital to maintain protection for shareholders, depositors and creditors. We employ a variety of capital management tools to achieve our capital goals, including, but not limited to, dividends, public offerings of debt and preferred and common stock, common stock repurchases, redemption of preferred stock and the issuance or redemption of subordinated debt and other capital instruments. We maintain a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies are intended to ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to our shareholders, while ensuring that past and prospective earnings retention is consistent with our capital needs for growth, as well as asset quality and overall financial condition. TCF Financial and TCF Bank manage capital levels to exceed all regulatory capital requirements.

In 2019, our Board of Directors approved an authorization to repurchase up to $150 million of our common stock. The repurchase program has no expiration, and permits shares to be repurchased in compliance with Rule 10b-18 of the Exchange Act, through one or more broker-dealers as part of “block purchases” made by TCF, and/or through privately negotiated purchases, accelerated stock repurchase agreements, or Rule 10b5-1 plans at our discretion. During the three months ended March 31, 2020, we repurchased 873,376 shares of our common stock totaling $33.1 million. In response to the COVID-19 pandemic, TCF temporarily suspended buybacks under its share repurchase program, but retains the ability to resume repurchases as circumstances warrant.

Effective January 1, 2020, the Corporation adopted CECL. Consistent with the treatment of the ACL under the capital rule’s standardized approach, the ACL (excluding PCD loans) and reserve for unfunded credit commitments are eligible for inclusion in TCF’s Tier 2 capital up to 1.25 percent of standardized total risk weighted assets. In response to the COVID-19 pandemic, the regulatory agencies published an interim final rule on March 31, 2020 that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for two years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the March 31, 2020 interim final rule.

At March 31, 2020 and December 31, 2019, TCF Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, economic uncertainty, deteriorating economic conditions, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since March 31, 2020 that management believes have changed TCF Bank's status as well-capitalized.

Equity Total equity was $5.7 billion, or 11.6% of total assets, at March 31, 2020, compared with $5.7 billion, or 12.3% of total assets, at December 31, 2019.

Other Other, comprised of shares held in trust for deferred compensation plans, was $28.1 million at March 31, 2020, compared with $28.0 million at December 31, 2019.

Common Stock Dividends Dividends to common shareholders on a per share basis were $0.35 for both the three months ended March 31, 2020 and December 31, 2019. Dividends to common shareholders on a per share basis, adjusted to reflect the Merger Exchange Ratio, were $0.30 for the three months ended March 31, 2019. Our common stock dividend payout ratio was 109.4% for the three months ended March 31, 2020, compared with 48.6% for the three months ended December 31, 2019 and 35.6% for the three months ended March 31, 2019. TCF Financial's primary funding sources for dividends are dividends received from TCF Bank.

On April 27, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.35 per common share payable on June 1, 2020 to shareholders of record at the close of business on May 15, 2020, and declared a quarterly cash dividend of $0.35625 per depositary share representing a 1/1,000th interest in a share of the 5.70% Series C Non-Cumulative Perpetual Preferred Stock, payable on June 1, 2020 to shareholders of record at the close of business on May 15, 2020.

Common Shareholders' Equity Total common shareholders' equity was $5.5 billion, or 11.23% of total assets, at March 31, 2020, compared with $5.5 billion, or 11.87%, at December 31, 2019. Tangible common equity was $4.0 billion, or 8.45% of total tangible assets, at March 31, 2020, compared with $4.1 billion, or 9.01% of total tangible assets, at December 31, 2019. Book value per common share was $35.85 at March 31, 2020, compared with $36.20 at December 31, 2019. Tangible book value per common share was $26.16 at March 31, 2020, compared with $26.60 at December 31, 2019. Tangible common equity and tangible book value are non-GAAP measures that exclude goodwill and other intangible assets See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include our tangible book value per common share; tangible common shareholders' equity; presentation of net interest income and net interest margin on a fully tax-equivalent ("FTE") basis; our adjusted efficiency ratio (which excludes merger-related expenses, expenses associated with the our sale of the Legacy TCF auto finance portfolio, write-down of company-owned vacant land parcels and branch exit costs, pension fair valuation adjustment, loan servicing rights impairment (recovery), lease financing equipment depreciation, net interest income FTE adjustment, amortization of intangible assets, and impairment of federal historic tax credits); and other adjusted information presented excluding merger-related expenses and notable items (defined as expenses associated with the sale of the Legacy TCF auto finance portfolio, write-down of company-owned vacant land parcels and branch exit costs, pension fair valuation adjustment and loan servicing rights impairment (recovery)) including net income, diluted earnings per share, return on average assets, return on average common shareholders' equity, return on average tangible common shareholders' equity tangible book value per common share and tangible common equity to tangible assets. Management believes that the presentation of these non-GAAP financial measures (i) provides important supplemental information that contributes to a proper understanding of our operating performance, (ii) enables a more complete understanding of factors and trends affecting our business and (iii) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP financial measures internally in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. Non-GAAP financial measures are not defined by GAAP and other entities may calculate them differently than we do. Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found within the Net Interest Income subheading of this report.

The computation of the adjusted diluted earnings per common share was as follows:

		Three Months Ended
(Dollars in thousands, except per share data)		March 31, 2020	December 31, 2019	March 31, 2019
Net income available to common shareholders		$49,406	$109,905	$68,001
Earnings allocated to participating securities		—	—	(13)
Earnings allocated to common shareholders	(a)	49,406	109,905	67,988
Merger-related expenses		36,728	47,025	9,458
Notable items:
Sale of legacy TCF auto finance portfolio and related expenses(1)		3,063	12,864	—
Write-down of company-owned vacant land parcels and branch exit costs(2)		—	3,494	—
Pension fair valuation adjustment(2)		—	6,341	—
Loan servicing rights impairment (recovery)(3)		8,236	(638)	—
Total notable items		11,299	22,061	—
Related income tax expense, net of benefits(4)		(10,071)	(19,904)	(2,252)
Total adjustments, net of tax		37,956	49,182	7,206
Adjusted earnings allocated to common stock	(b)	$87,362	$159,087	$75,194

Weighted-average common shares outstanding used in diluted earnings per common share calculation(5)	(c)	152,114,017	152,658,766	82,245,577

Diluted earnings per common share	(a) / (c)	$0.32	$0.72	$0.83
Adjusted diluted earnings per common share	(b) / (c)	0.57	1.04	0.91

Net income attributable to TCF		$51,899	$112,399	$70,494
Total adjustments, net of tax		37,956	49,182	7,206
Adjusted net income attributable to TCF		$89,855	$161,581	$77,700

(1)
Three months ended March 31, 2020 amount included within occupancy and equipment ($1.6 million), compensation and employee benefits ($0.9 million) and other noninterest expense ($0.6 million). Three months ended December 31, 2019 amount included within net gains (losses) on sales of loans and leases ($8.2 million), other noninterest expense ($2.2 million), occupancy and equipment ($1.5 million) and compensation and employee benefits ($0.9 million).

(2)	Included within Other noninterest expense.

(3)	Included within Other noninterest income.

(4)	Included within Income tax expense.

(5)	Assumes conversion of common shares, as applicable.

The computation of the adjusted net interest income and margin was as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019	March 31, 2019
Net Interest Income	$401,481	$408,753	$254,429
Purchase accounting accretion and amortization	(25,258)	(30,523)	—
Net interest income, excluding purchase accounting accretion and amortization	$376,223	$378,230	$254,429
Net interest margin (FTE)	3.76%	3.89%	4.61%
Purchase accounting accretion and amortization	(0.23)	(0.29)	—
Net interest margin, excluding purchase accounting accretion and amortization (FTE)	3.53%	3.60%	4.61%

The computation of the adjusted return on average assets, common equity and average tangible common equity was as follows:

		Three Months Ended
(Dollars in thousands)		March 31, 2020	December 31, 2019	March 31, 2019
Adjusted net income after tax expense:
Income after tax expense	(a)	$53,816	$114,456	$73,449
Merger-related expenses		36,728	47,025	9,458
Notable items		11,299	22,061	—
Related income tax expense, net of tax benefits		(10,071)	(19,904)	(2,252)
Adjusted net income after tax expense for ROAA calculation	(b)	$91,772	$163,638	$80,655
Net income available to common shareholders	(c)	$49,406	$109,905	$68,001
Other intangibles amortization		5,480	5,505	812
Related income tax expense		(1,149)	(1,284)	(193)
Net income available to common shareholders used in ROATCE calculation	(d)	$53,737	$114,126	$68,620

Adjusted net income available to common shareholders:
Net income available to common shareholders		$49,406	$109,905	$68,001
Notable items		11,299	22,061	—
Merger-related expenses		36,728	47,025	9,458
Related income tax expense, net of tax benefits		(10,071)	(19,904)	(2,252)
Net income available to common shareholders used in adjusted ROACE calculation	(e)	87,362	159,087	75,207
Other intangibles amortization		5,480	5,505	812
Related income tax expense		(1,149)	(1,284)	(193)
Net income available to common shareholders used in adjusted ROATCE calculation	(f)	$91,693	$163,308	$75,826
Average balances:
Average assets	(g)	$46,985,426	$46,119,514	$24,106,941
Total average equity		$5,630,487	$5,691,119	$2,579,250
Non-controlling interest in subsidiaries		(25,328)	(23,683)	(24,521)
Total TCF Financial Corporation shareholders' equity		5,605,159	5,667,436	2,554,729
Preferred stock		(169,302)	(169,302)	(169,302)
Average total common shareholders' equity used in ROACE calculation	(h)	$5,435,857	$5,498,134	$2,385,427
Average goodwill, net		(1,301,080)	(1,266,166)	(154,757)
Average other intangibles, net		(166,298)	(211,294)	(20,080)
Average tangible common shareholders' equity used in ROATCE calculation	(i)	$3,968,479	$4,020,674	$2,210,590

ROAA(1)	(a) / (g)	0.46%	0.99%	1.22%
Adjusted ROAA(1)	(b) / (g)	0.78	1.42	1.34
ROACE(1)	(c) / (h)	3.64	8.00	11.40
Adjusted ROACE(1)	(e) / (h)	6.43	11.57	12.61
ROATCE(1)	(d) / (i)	5.42	11.35	12.42
Adjusted ROATCE(1)	(f) / (i)	9.24	16.25	13.72

(1)	Annualized.

The computation of the adjusted efficiency ratio, noninterest income and noninterest expense was as follows:

		Three Months Ended
(Dollars in thousands)		March 31, 2020	December 31, 2019	March 31, 2019
Noninterest expense	(a)	$374,599	$416,571	$253,075
Merger-related expenses		(36,728)	(47,025)	(9,458)
Write-down of company-owned vacant land parcels and branch exit costs		—	(3,494)	—
Expenses related to the sale of Legacy TCF auto finance portfolio		(3,063)	(4,670)	—
Pension fair valuation adjustment		—	(6,341)	—
Adjusted noninterest expense		$334,808	$355,041	$243,617
Lease financing equipment depreciation		(18,450)	(18,629)	(19,256)
Amortization of intangibles		(5,480)	(5,505)	(812)
Impairment of federal historic tax credits		(1,521)	(4,030)	—
Adjusted noninterest expense, efficiency ratio	(b)	$309,357	$326,877	$223,549

Net interest income		$401,481	$408,753	$254,429
Noninterest income		136,963	158,052	103,504
Total revenue	(c)	$538,444	566,805	$357,933

Noninterest income		$136,963	$158,052	$103,504
Sale of legacy TCF auto finance portfolio		—	8,194	—
Loan servicing rights impairment (recovery)		8,236	(638)	—
Adjusted noninterest income		145,199	165,608	103,504
Net interest income		401,481	408,753	254,429
Net interest income FTE adjustment		2,983	2,896	1,722
Adjusted net interest income		404,464	411,649	256,151
Lease financing equipment depreciation		(18,450)	(18,629)	(19,256)
Adjusted total revenue, efficiency ratio	(d)	$531,213	$558,628	$340,399

Efficiency ratio	(a) / (c)	69.57%	73.49%	70.70%
Adjusted efficiency ratio	(b) / (d)	58.24	58.51	65.67

The computations of tangible common equity to tangible assets and tangible book value per common share were as follows:

(Dollars in thousands, except per share data)		At March 31, 2020	At December 31, 2019
Total equity		$5,655,833	$5,727,241
Non-controlling interest in subsidiaries		(30,149)	(20,226)
Total TCF Financial Corporation shareholders' equity		5,625,684	5,707,015
Preferred stock		(169,302)	(169,302)
Total common shareholders' equity	(a)	5,456,382	5,537,713
Goodwill, net		(1,313,046)	(1,299,878)
Other intangibles, net		(162,887)	(168,368)
Tangible common shareholders' equity	(b)	$3,980,449	$4,069,467

Total assets	(c)	$48,594,383	$46,651,553
Goodwill, net		(1,313,046)	(1,299,878)
Other intangibles, net		(162,887)	(168,368)
Tangible assets	(d)	$47,118,450	$45,183,307

Common stock shares outstanding	(e)	152,185,984	152,965,571

Common equity to assets	(a) / (c)	11.23%	11.87%
Tangible common equity to tangible assets	(b) / (d)	8.45	9.01

Book value per common share	(a) / (e)	$35.85	$36.20
Tangible book value per common share	(b) / (e)	26.16	26.60

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our results of operations depend, to a large degree, on our net interest income and our ability to manage interest rate risk. Although we manage other risks in the normal course of business, such as credit risk, liquidity risk and foreign currency risk, we consider interest rate risk to be one of our more significant market risks.

Interest Rate Risk

Our ALCO and Finance Committee of our Board of Directors have established interest rate risk policy limits. Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest earning assets, deposits and borrowings) to movements in interest rates. The major sources of our interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in consumer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of simulation and valuation analyses. The interest rate scenarios may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about consumer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. We, like most financial institutions, has material interest rate risk exposure to changes in both short- and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or London Interbank Offered Rate).

Our ALCO is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. ALCO manages our interest rate risk based on interest rate expectations and other factors. The principal objective in managing our assets and liabilities is to provide maximum levels of net interest income and facilitate our funding needs, while maintaining acceptable levels of interest rate risk and liquidity risk.

ALCO primarily uses two interest rate risk tools with policy limits to evaluate our interest rate risk: net interest income simulation and economic value of equity ("EVE") analysis.

Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on our net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve and the spreads between market interest rates. Management exercises best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit repricings and events outside management's control, including consumer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions, consumer behavior and management strategies, among other factors. We perform various sensitivity analyses on new loan spreads, prepayment rates, basis risk and deposit assumptions.

The following table presents changes in our net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate change. These projections were based on our assets and liabilities remaining static over the next twelve months and factored into the simulation model. Given the current rate environment, TCF’s margin would likely show modest expansion if rates increase. Conversely, we have risk to rates decreasing and/or the yield curve flattening. It is likely in these scenarios that margin would be compressed. Risk to lower rates depends on future monetary policy at the zero-lower bound, customer and competitor behavior.

	Impact on Net Interest Income
(Dollars in millions)	March 31, 2020
Immediate change in interest rates:
+200 basis points	$32,200	2.2%
+100 basis points	18,700	1.3

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures TCF Financial carried out an evaluation, under the supervision and with the participation of TCF Financial's management, including its Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of TCF Financial's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, TCF’s Principal Executive Officer and Principal Financial Officer concluded that TCF's disclosure controls and procedures were effective as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting Management is responsible for establishing and maintaining adequate internal control over financial reporting for TCF Financial. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of TCF Financial; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of TCF Financial are only being made in accordance with authorizations of management and directors of TCF Financial; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of TCF Financial’s assets that could have a material effect on the financial statements.

While we have incorporated certain new controls related to our final adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments into our existing internal control environment, there was no change in internal control over financial reporting (as a defined rule in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

From time to time, we are a party to legal proceedings arising out of our lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of our lending and leasing collections activities. We may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB which may impose sanctions on us for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against us, in some cases claiming substantial damages. We, like other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of our pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, operating results or cash flows.

Item 1A. Risk Factors.

In addition to the risks detailed below, additional information concerning risk factors facing the Corporation is contained in this report under the heading "Forward-Looking Statements" and in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019. TCF's business, financial condition or results of operations could be materially adversely affected by any of these risks.

We face risks and uncertainties related to the outbreak of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. We are currently taking steps to assess the effects, and mitigate the adverse consequences to our businesses, of the outbreak; though the magnitude of the impact remains to be seen, our businesses will be adversely impacted by the outbreak of COVID-19.

As previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, our operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which we operate. The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they may impact the ability of individuals and small businesses to make payments, value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease consumer demand for our products and services, reduce our ability to access capital, and otherwise adversely impact the financial condition, results of operations, prospects of our businesses and our credit ratings. While the United States and various state and local governments have implemented various programs designed to aid individuals and businesses, the impact of, and extent to which, these efforts will be successful cannot be determined at this time.

Specifically, many of our customers and counterparties have been and may continue to be adversely impacted by the COVID-19 pandemic and resulting economic downturn. As a result, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of our vendors. The pandemic could also result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. Additionally, customers that are increasingly forced to work remotely and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes. Any of these occurrences could have a material adverse effect on our financial condition, results of operations and prospects. The extent to which the pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. The duration of these impacts resulting from the COVID-19 is unknown, and the resulting customer behavioral changes are not fully known and may not be temporary.

In addition, the COVID-19 outbreak has caused, and will continue to cause, substantial disruption to our employees as a result of illness, increased family responsibilities, self-isolation, travel limitations, and otherwise. Most areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Although nearly all of our corporate employees are able to work remotely, closures have nevertheless caused us to reduce access to our branches, and affected many of our customers and many businesses through which we sell our products and services. In addition, the increased reliance on remote work may result in increased vulnerabilities through heavy dependence on remote networks.

Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently known, could materially impact our team members and decrease our ability to serve customers, increase our costs, negatively impact our sales and damage our results of operations and our liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity for the three months ended March 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 to January 31, 2020
Share repurchase program(1)	22,244	$42.51	22,244	$121,559,856
Employee transactions(2)	47,890	46.80	N.A.	N.A.
February 1 to February 28, 2020
Share repurchase program(1)	459,649	$40.41	459,649	$102,983,806
Employee transactions(2)	1,250	38.64	N.A.	N.A.
March 1 to March 31, 2020
Share repurchase program(1)	391,483	$34.65	391,483	$89,419,941
Employee transactions(2)	—	—	N.A.	N.A.
Total
Share repurchase program(1)	873,376	$37.88	873,376	$89,419,941
Employee transactions(2)	49,140	46.59	N.A.	N.A.
 N.A. Not Applicable

(1)
On October 24, 2019, the Board of Directors approved an authorization to repurchase up to $150.0 million of our common stock. Repurchases will be based on market conditions, the trading price of our shares and other factors. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies.

(2)
Represents restricted stock withheld pursuant to the terms of awards granted under the Legacy TCF Financial Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of restricted stock. The plan provides that the value of shares withheld shall be the average of the high and low prices of common stock of TCF Financial Corporation on the date the relevant transaction occurs.

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

On May 8th, 2020, TCF Financial Corporation (“TCF” or the “Company”) announced that the employment of David T. Provost, Executive Vice Chairman of TCF ended effective as of May 8, 2020. Mr. Provost remains Vice Chairman of TCF’s Board of Directors. Mr. Provost resigned from the board of directors of TCF National Bank, the wholly-owned banking subsidiary of TCF, and all subsidiaries thereof, effective as of May 8, 2020.

Pursuant to the terms of the Separation and Release Agreement (the “Release”) entered into between TCF and Mr. Provost on May 8, 2020, Mr. Provost will receive severance compensation as provided for in the case of a termination without cause pursuant to the terms of the Amended and Restated Retention Agreement (the “Retention Agreement”) entered into between Mr. Provost and TCF as of March 10, 2020; provided that in addition to the amounts provided for under Section 6(b)(i)(A) of the Retention Agreement, Mr. Provost shall also receive the sum of $8,600,000 payable in a lump sum subject to expiration of the rescission period set forth in the Release.

Mr. Provost’s right to receive the benefits described above and in the Retention Agreement are conditioned upon his compliance with the Retention Agreement, including, without limitation, non-competition and non-solicitation provisions thereof and Mr. Provost not rescinding his entry into the Release. The description of the Retention Agreement with Mr. Provost and compensation provided for thereunder contained in the Company’s Current Report on Form 8-K filed on March 16, 2020 is incorporated herein by reference and, other than as provided herein, remains unchanged.

A copy of the Separation and Release Agreement entered into with Mr. Provost is filed as Exhibit 10(k) to this Quarterly Report on Form 10-Q.

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
10(a)*
Amended and Restated Retention Agreement between David T. Provost and TCF Financial Corporation, dated March 10, 2020. Previously filed as Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2020. Here incorporated by reference.

10(b)*
Amended and Restated Retention Agreement between Gary Torgow and TCF Financial Corporation, dated March 10, 2020. Previously filed as Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2020. Here incorporated by reference.

10(c)
Stock Incentive Plan of 2019. Previously filed as Appendix A to the registrant's definitive proxy statement for the registrant's 2019 Annual Meeting of Shareholders, filed with the SEC on March 26, 2019. Here incorporated by reference.

10(d)#	Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Time-Vested Restricted Stock Units.
10(e)#	Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Performance-Based Restricted Stock Units.
10(f)#	Form of Director’s Restricted Stock Agreement pursuant to the Stock Incentive Plan of 2019 for Deferred Restricted Stock.
10(g)#	Form of Director’s Restricted Stock Agreement pursuant to the Stock Incentive Plan of 2019 for Non-Deferred Restricted Stock.
10(h)
Amended and Restated TCF Financial 2015 Omnibus Incentive Plan. Previously filed as Exhibit 10(a) to Legacy TCF’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. Here incorporated by reference.

10(i)#	Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Time-Based Restricted Stock Units.
10(j)#	Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Performance-Based Restricted Stock Units.
10(k)#	Separation and Release between David T. Provost and TCF Financial Corporation, dated May 8, 2020.
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 8, 2020