Form 10-Q
period 2020-06-30
TCF FINANCIAL CORP
filed 2020-08-10
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2020
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
Yes ☐                                                 No ☑

As of July 31, 2020, there were 152,233,970 shares outstanding of the registrant's common stock, par value $1 per share, its only outstanding class of common stock.

Part I - Financial Information

Item 1. Financial Statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At June 30, 2020	At December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$535,507	$491,787
Interest-bearing deposits with other banks	2,545,170	736,584
Total cash and cash equivalents	3,080,677	1,228,371
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	386,483	442,440
Investment securities:
Available-for-sale, at fair value (amortized cost of $6,951,283 and $6,639,277)	7,219,373	6,720,001
Held-to-maturity, at amortized cost (fair value of $141,107 and $144,844)	130,101	139,445
Total investment securities	7,349,474	6,859,446
Loans and leases held-for-sale (includes $458,553 and $91,202 at fair value)	532,799	199,786
Loans and leases	35,535,824	34,497,464
Allowance for loan and lease losses	(461,114)	(113,052)
Loans and leases, net	35,074,710	34,384,412
Premises and equipment, net	472,240	533,138
Goodwill	1,313,046	1,299,878
Other intangible assets, net	157,373	168,368
Loan servicing rights	38,816	56,313
Other assets	1,656,842	1,479,401
Total assets	$50,062,460	$46,651,553
LIABILITIES AND EQUITY
Liabilities
Deposits:
Noninterest-bearing	$10,480,245	$7,970,590
Interest-bearing	28,730,627	26,497,873
Total deposits	39,210,872	34,468,463
Short-term borrowings	2,772,998	2,669,145
Long-term borrowings	936,908	2,354,448
Other liabilities	1,483,127	1,432,256
Total liabilities	44,403,905	40,924,312
Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 7,000 shares issued	169,302	169,302
Common stock, $1.00 par value, 220,000,000 shares authorized
Issued - 152,233,106 shares at June 30, 2020 and 152,965,571 shares at December 31, 2019	152,233	152,966
Additional paid-in capital	3,441,925	3,462,080
Retained earnings	1,700,480	1,896,427
Accumulated other comprehensive income	198,408	54,277
Other	(27,093)	(28,037)
Total TCF Financial Corporation shareholders' equity	5,635,255	5,707,015
Non-controlling interest	23,300	20,226
Total equity	5,658,555	5,727,241
Total liabilities and equity	$50,062,460	$46,651,553

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans and leases	$392,826	$283,282	$835,922	$566,520
Interest on investment securities:
Taxable	32,505	22,041	73,425	38,707
Tax-exempt	4,155	1,208	8,504	3,892
Interest on loans held-for-sale	3,322	599	4,883	1,424
Interest on other earning assets	5,562	3,651	11,028	7,132
Total interest income	438,370	310,781	933,762	617,675
Interest expense
Interest on deposits	46,785	40,646	114,204	78,254
Interest on borrowings	13,226	16,078	39,718	30,935
Total interest expense	60,011	56,724	153,922	109,189
Net interest income	378,359	254,057	779,840	508,486
Provision for credit losses	78,726	13,569	175,669	23,691
Net interest income after provision for credit losses	299,633	240,488	604,171	484,795
Noninterest income
Leasing revenue	37,172	39,277	70,737	77,442
Fees and service charges on deposit accounts	22,832	27,842	57,429	54,120
Net gains on sales of loans and leases	29,034	11,141	49,624	19,358
Card and ATM revenue	20,636	20,496	42,321	39,155
Wealth management revenue	6,206	—	12,357	—
Servicing fee revenue	3,041	4,523	9,833	9,633
Net gains on investment securities	8	1,066	8	1,517
Other	14,125	5,373	27,708	11,997
Total noninterest income	133,054	109,718	270,017	213,222
Noninterest expense
Compensation and employee benefits	171,799	116,266	343,327	240,208
Occupancy and equipment	54,107	41,850	111,395	83,560
Lease financing equipment depreciation	18,212	19,133	36,662	38,389
Net foreclosed real estate and repossessed assets	998	2,448	2,857	7,078
Merger-related expenses	81,619	4,226	118,347	13,684
Other	73,506	52,926	162,252	107,005
Total noninterest expense	400,241	236,849	774,840	489,924
Income before income tax expense	32,446	113,357	99,348	208,093
Income tax expense	6,213	19,314	19,299	40,601
Income after income tax expense	26,233	94,043	80,049	167,492
Income attributable to non-controlling interest	2,469	3,616	4,386	6,571
Net income attributable to TCF Financial Corporation	23,764	90,427	75,663	160,921
Preferred stock dividends	2,494	2,494	4,987	4,987
Net income available to common shareholders	$21,270	$87,933	$70,676	$155,934
Earnings per common share
Basic	$0.14	$1.07	$0.47	$1.89
Diluted	0.14	1.07	0.47	1.89
Weighted-average common shares outstanding
Basic	151,613,126	82,298,920	151,757,742	82,272,396
Diluted	151,660,139	82,298,920	151,837,226	82,272,396

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income attributable to TCF Financial Corporation	$23,764	$90,427	$75,663	$160,921
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	30,397	30,625	146,244	67,993
Net unrealized gains (losses) on net investment hedges	(4,557)	(2,179)	5,924	(4,487)
Foreign currency translation adjustment	6,407	3,415	(8,019)	6,982
Recognized postretirement prior service cost	(9)	(8)	(18)	(16)
Total other comprehensive income (loss), net of tax	32,238	31,853	144,131	70,472
Comprehensive income	$56,002	$122,280	$219,794	$231,393
 See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
At or For the Three Months Ended June 30, 2020 and 2019

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, March 31, 2020	7,000	152,185,984	$169,302	$152,186	$3,433,234	$1,732,932	$166,170	$(28,140)	$5,625,684	$30,149	$5,655,833
Net Income						23,764			23,764	2,469	26,233
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	32,238	—	32,238	—	32,238
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(9,318)	(9,318)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,494)	—	—	(2,494)	—	(2,494)
Dividends on common stock of $0.35 per common share	—	—	—	—	—	(53,722)	—	—	(53,722)	—	(53,722)
Stock compensation plans, net of tax	—	47,122	—	47	9,738	—	—	—	9,785	—	9,785
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,047)	—	—	1,047	—	—	—
Balance, June 30, 2020	7,000	152,233,106	$169,302	$152,233	$3,441,925	$1,700,480	$198,408	$(27,093)	$5,635,255	$23,300	$5,658,555

Balance, March 31, 2019	7,000	88,063,038	$169,302	$88,063	$789,467	$1,810,701	$5,481	$(246,621)	$2,616,393	$29,452	$2,645,845
Net Income						90,427			90,427	3,616	94,043
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	31,853	—	31,853	—	31,853
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(8,210)	(8,210)
Repurchases of 673,192 shares of common stock	—	—	—	—	—	—	—	(26,495)	(26,495)	—	(26,495)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,494)	—	—	(2,494)	—	(2,494)
Dividends on common stock of $0.30 per common share	—	—	—	—	—	(24,326)	—	—	(24,326)	—	(24,326)
Common shares purchased by TCF employee benefit plans	—	—	—	—	—	—	—	—	—	—	—
Stock compensation plans, net of tax	—	(119,178)	—	(119)	(8,306)	—	—	8,726	301	—	301
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	627	—	—	(627)	—	—	—
Balance, June 30, 2019	7,000	87,943,860	$169,302	$87,944	$781,788	$1,874,308	$37,334	$(265,017)	$2,685,659	$24,858	$2,710,517
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
At or For the Six Months Ended June 30, 2020 and 2019

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2019	7,000	152,965,571	$169,302	$152,966	$3,462,080	$1,896,427	$54,277	$(28,037)	$5,707,015	$20,226	$5,727,241
Cumulative effect adjustment related to adoption of Accounting Standards Update 2016-13(1)	—	—	—	—	—	(159,323)	—	—	(159,323)	74	(159,249)
Balance, January 1, 2020	7,000	152,965,571	169,302	152,966	3,462,080	1,737,104	54,277	(28,037)	5,547,692	20,300	5,567,992
Net income	—	—	—	—	—	75,663	—	—	75,663	4,386	80,049
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	144,131	—	144,131	—	144,131
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(1,386)	(1,386)
Repurchases of 873,376 shares of common stock	—	(873,376)	—	(873)	(32,225)	—	—	—	(33,098)	—	(33,098)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(4,987)	—	—	(4,987)	—	(4,987)
Dividends on common stock of $0.70 per common share	—	—	—	—	—	(107,300)	—	—	(107,300)	—	(107,300)
Stock compensation plans, net of tax	—	140,911	—	140	13,014	—	—	—	13,154	—	13,154
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(944)	—	—	944	—	—	—
Balance, June 30, 2020	7,000	152,233,106	$169,302	$152,233	$3,441,925	$1,700,480	$198,408	$(27,093)	$5,635,255	$23,300	$5,658,555

December 31, 2018	7,000	88,198,460	$169,302	$88,198	$798,627	$1,766,994	$(33,138)	$(252,182)	$2,537,801	$18,459	$2,556,260
Net income	—	—	—	—	—	160,921	—	—	160,921	6,571	167,492
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	70,472	—	70,472	—	70,472
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(172)	(172)
Repurchases of 673,192 shares of common stock	—	—	—	—	—	—	—	(26,495)	(26,495)	—	(26,495)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(4,987)	—	—	(4,987)	—	(4,987)
Dividends on common stock of $0.59 per common share	—	—	—	—	—	(48,620)	—	—	(48,620)	—	(48,620)
Stock compensation plans, net of tax	—	(254,600)	—	(254)	(18,696)	—	—	15,517	(3,433)	—	(3,433)
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	1,857	—	—	(1,857)	—	—	—
Balance, June 30, 2019	7,000	87,943,860	$169,302	$87,944	$781,788	$1,874,308	$37,334	$(265,017)	$2,685,659	$24,858	$2,710,517
(1) See "Note 3. Summary of Significant Accounting Policies" for further information

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$80,049	$167,492
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	175,669	23,691
Share-based compensation expense	17,353	3,507
Depreciation and amortization	204,393	111,022
Provision for deferred income taxes	18,606	28,693
Net gains on sales of assets	(66,664)	(34,648)
Proceeds from sales of loans and leases held-for-sale	640,607	178,802
Originations of loans and leases held-for-sale, net of repayments	(961,255)	(185,848)
Impairment of loan servicing rights	17,094	—
Net change in other assets	(570,337)	6,550
Net change in other liabilities	(60,568)	(57,840)
Other, net	(21,345)	(23,289)
Net cash provided by (used in) operating activities	(526,398)	218,132
Cash flows from investing activities
Proceeds from sales of investment securities available-for-sale	—	408,230
Proceeds from maturities of and principal collected on investment securities available-for-sale	920,147	143,890
Purchases of investment securities available-for-sale	(896,547)	(1,146,821)
Proceeds from maturities of and principal collected on investment securities held-to-maturity	10,417	5,708
Purchases of investment securities held-to-maturity	—	(821)
Redemption of Federal Home Loan Bank stock	258,014	68,000
Purchases of Federal Home Loan Bank stock	(202,000)	(82,000)
Proceeds from sales of loans and leases	493,779	414,974
Loan and lease originations and purchases, net of principal collected	(1,562,372)	(556,311)
Proceeds from sales of other assets	34,311	49,996
Purchases of premises and equipment and lease equipment	(42,606)	(68,284)
Other, net	15,758	3,034
Net cash provided by (used in) investing activities	(971,099)	(760,405)
Cash flows from financing activities
Net change in deposits	4,811,953	230,161
Net change in short-term borrowings	103,914	350,765
Proceeds from long-term borrowings	4,950,000	1,737,159
Payments on long-term borrowings	(6,365,249)	(1,724,630)
Payments on liabilities related to acquisition and portfolio purchase	—	(1,000)
Repurchases of common stock	(33,098)	(22,962)
Dividends paid on preferred stock	(4,987)	(4,987)
Dividends paid on common stock	(107,300)	(48,620)
Exercise of stock options	(110)	—
Payments related to tax-withholding upon conversion of share-based awards	(3,934)	(5,227)
Net investment by non-controlling interest	(1,386)	(172)
Net cash provided by (used in) financing activities	3,349,803	510,487
Net change in cash and due from banks	1,852,306	(31,786)
Cash and cash equivalents at beginning of period	1,228,371	587,057
Cash and cash equivalents at end of period	$3,080,677	$555,271
Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest on deposits and borrowings	$151,791	$103,413
Income taxes, net	5,483	7,374
Noncash activities:
Transfer of loans and leases to other assets	24,483	48,025
Transfer of loans and leases from held-for-investment to held for sale, net	444,905	375,084
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

TCF Bank operates bank branches primarily located in Michigan, Illinois and Minnesota with additional locations in Colorado, Ohio, South Dakota and Wisconsin (TCF's "primary banking markets"). Through its direct subsidiaries, TCF Bank provides a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers.

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

The following table provides the purchase price allocation as of the Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the Merger Date as recorded by the Corporation. The Corporation recorded the estimate of fair value based on initial valuations available at the Merger Date and these estimates are considered preliminary and subject to adjustment for up to one year after the Merger Date. While the Corporation believes that the information available at the Merger Date provided a reasonable basis for estimating fair value, following the Merger, the Corporation obtained additional information and evidence and then finalized all valuations and recorded final adjustments during the first quarter of 2020. These adjustments included: (i) changes in the estimated fair value of loans and leases acquired, (ii) changes in deferred tax assets related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards, and (iii) changes in goodwill as a result of the net effect of any adjustments.

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

Pro Forma Combined Results of Operations The following pro forma financial information presents the consolidated results of operations of Legacy TCF and Chemical as if the Merger had occurred as of January 1, 2019 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (amortization of premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, amortization of the customer relationship intangibles, and amortization of the core deposit intangibles that would have resulted had the deposits been acquired as of January 1, 2019. Merger-related expenses incurred by TCF during the three and six months ended June 30, 2020 are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Legacy TCF merged with Chemical at the beginning of 2019. Anticipated cost savings that have not yet been realized are also not reflected in the pro forma amounts for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net interest income and other noninterest income	$511,413	$576,210	$1,049,857	$1,130,934
Net income	23,764	169,814	75,663	318,881
Net income available to common shareholders	21,270	167,320	70,676	313,894
Earnings per share:
Basic	$0.14	$1.09	$0.47	$2.04
Diluted	0.14	1.08	0.47	2.03

Note 3. Summary of Significant Accounting Policies

Accounting policies in effect at December 31, 2019, as previously disclosed in "Note 3. Summary of Significant Accounting Policies" in the Corporation’s Annual Report on Form 10-K at and for the year ended December 31, 2019, remain significantly unchanged and have been followed similarly as in previous periods except for the allowance for credit losses accounting policy, the loans and leases acquired in a business combination accounting policy, the investments securities held-to-maturity accounting policy, and the investment securities available-for-sale accounting policy, resulting from the adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related ASUs, as described below.

Allowance for Credit Losses The Corporation's reserve methodology used to determine the appropriate level of the allowance for credit losses ("ACL") is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. The Corporation individually evaluates loans and leases that do not share similar risk characteristics with other financial assets for impairment, generally this means troubled debt restructuring ("TDR") loans, previously removed TDR loans and any other loans and leases that no longer exhibit similar risk characteristics of one of the pools of financial assets used for collective evaluation. All other loans and leases are evaluated collectively for impairment. The ACL includes the allowance for loan and lease losses ("ALLL") and a reserve for unfunded lending commitments ("RULC"). The ALLL and RULC are valuation accounts presented separately on the Consolidated Statements of Financial Condition. The ALLL is deducted from or added to loans' amortized cost basis to present the net amount expected to be collected. The RULC for letters of credit, financial guarantees and binding unfunded loan commitments is recorded in other liabilities.

Individually evaluated loans and leases are a key component of the ALLL. Individually evaluated consumer loans are generally measured at the present value of the expected future cash flows discounted at the loan's initial effective interest rate, unless the loans are collateral dependent, in which case loan impairment is based on the fair value of the collateral less estimated selling costs. Individually evaluated commercial loans and leases are generally measured at the present value of the expected future cash flows discounted at the initial effective interest rate of the loan or lease, unless the loan or lease is collateral dependent, in which case impairment is based on the fair value of collateral less estimated selling costs; however, if payment or satisfaction of the loan or lease is dependent on the operation, rather than the sale of the collateral, the impairment does not include estimated selling costs.

The impairment for all other consumer and commercial loans and leases is evaluated collectively by various characteristics. The collective evaluation of expected losses in these portfolios is based on their probability of default multiplied by historical loss rates, as well as adjustments for forward-looking information, including industry and macroeconomic forecasts. Management's current methodology includes a twenty-four month reasonable and supportable forecast period with a twelve month straight line reversion to historical loss rates. Factors utilized in the determination of the amount of the allowance include historical loss experience, current economic forecasts and measurement date credit risk characteristics such as product type, lien position, delinquency, collateral value, credit bureau scores and financial statement ratios. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

Loans and leases are charged off to the extent they are deemed to be uncollectible. Net charge-offs are included in historical data utilized for calculating the ACL. Loans that are not collateral dependent are charged off when deemed uncollectible based on specific facts and circumstances. Residential mortgage and home equity loans are charged off to the estimated fair value of the underlying collateral, less estimated selling costs, no later than 150 days past due. Additional review of the fair value, less estimated costs to sell, compared with the recorded value occurs upon foreclosure and additional charge-offs are recorded if necessary. Consumer installment loans will generally be charged off in full no later than 120 days past due, unless repossession is reasonably assured and in process, in which case the loan would be charged off to the fair value of the collateral, less estimated selling costs. Consumer loans in bankruptcy status may be charged down to the fair value of the collateral, less estimated selling costs, when the loan is 60 days past due, or within 60 days after receipt of bankruptcy notification, whichever is shorter. Deposit account overdrafts are reported in other loans. Net losses on uncollectible overdrafts are reported as net charge-offs in the ALLL within 60 days from the date of overdraft. Commercial loans and leases that are considered collateral dependent are charged off to the estimated fair value, less estimated selling costs when it becomes probable, based on current information and events, that all principal and interest amounts will not be collectible in accordance with their contractual terms.

The RULC leverages the same loss estimate methodology utilized to measure the ALLL. The Corporation estimates expected credit losses over the period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The RULC estimate considers both the likelihood that funding will occur and expected credit losses on funded balances at the time of default.

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

See "Note 8.  Allowance for Credit Losses and Credit Quality" for further information.

Loans and Leases Acquired in a Business Combination The Corporation records loans and leases acquired in a business combination at fair value at the acquisition date and the fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan or lease. An ALLL is also recorded following the Corporation’s ACL accounting policy. Purchased and acquired loans and leases are evaluated at the acquisition date and classified as either (i) loans and leases purchased without evidence of deteriorated credit quality since origination, or (ii) loans and leases purchased that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, referred to as purchased financial assets with credit deterioration ("PCD") assets. In determining whether an acquired asset should be classified as PCD, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not the asset has experienced more-than-insignificant credit deterioration since origination. This is a point in time assessment and is inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. The ALLL estimated for PCD loans and leases as of the acquisition date is recorded as a gross-up of the loan or lease balance and the ALLL. Any remaining discount or premium after the gross-up is then recognized as an adjustment to yield over the remaining life of each PCD loan or lease. After the acquisition date, the accounting for acquired loans and leases, including PCD and non-PCD loans and leases, follows the same accounting guidance as loans and leases originated by the Corporation.

See "Note 8. Allowance for Credit Losses and Credit Quality" for further information.

Investment Securities Held-to-Maturity

Investment securities held-to-maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of investment securities available-for-sale to investment securities held-to-maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity investment security. Such amounts are then amortized over the remaining life of the transferred investment security as an adjustment of the yield on those securities. The Corporation evaluates investment securities held-to-maturity for credit losses on a quarterly basis, and records any such losses as a component of provision for credit losses in the Consolidated Statements of Income and a corresponding ACL. At June 30, 2020 there was no ACL recorded. See "Note 6. Investment Securities" for further information on investment securities held-to-maturity.

Investment Securities Available-for-Sale

Investment securities available-for-sale are carried at fair value with the unrealized gains or losses net of related deferred income taxes reported within accumulated other comprehensive income (loss). The cost of investment securities sold is determined on a specific identification basis and gains or losses on sales of investment securities available-for-sale are recognized on trade dates. Discounts and premiums on investment securities available-for-sale are amortized using a level yield method over the expected life of the security, or to the earliest call date for premiums on investment securities with call features. The Corporation evaluates investment securities available-for-sale for credit losses on a quarterly basis, and records any such losses as a component of provision for credit losses in the Consolidated Statements of Income and a corresponding ACL. At June 30, 2020 there was no ACL recorded. See "Note 6. Investment Securities" for further information on investment securities available-for-sale.

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

Effective January 1, 2020, the Corporation adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets (including off-balance sheet exposures), including trade and other receivables, debt securities held-to-maturity, loans, net investments in leases and purchased financial assets with credit deterioration. The ASU requires the use of a current expected credit loss ("CECL") methodology to determine the allowance for credit losses for loans and debt securities held-to-maturity. CECL requires loss estimates for the remaining estimated life of the asset to be measured using historical loss data as well as adjustments for current conditions and reasonable and supportable forecasts of future economic conditions. Effective January 1, 2020, the Corporation also adopted the following ASUs, which further amend the original CECL guidance in Topic 326: (i) ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842; (ii) ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics; (iii) ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provides an option to irrevocably elect to apply the fair value option in Subtopic 825-10 to certain instruments within the scope of Subtopic 326-20 upon adoption of Topic 326; (iv) ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies that expected recoveries of amounts previously written off or expected to be written off should be included in the estimate of allowance for credit losses for purchased financial assets with credit deterioration, provides certain transition relief for TDR accounting when the discounted cash flow method is used to estimate credit losses, allows entities to elect to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements, and clarifies that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing financial assets when electing a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of the financial asset and the fair value of collateral securing the financial asset as of the reporting date. These ASUs were adopted on a modified retrospective basis.

CECL represents a significant change in GAAP and has resulted in a significant change to industry practice, which the Corporation expects will continue to evolve over time. Our adoption resulted in an ALLL as of January 1, 2020 that is larger than the ALLL that would have been recorded under the legacy guidance on the same date by $206.0 million in total for all portfolios. Approximately 20% of the increase relates to originated loans and leases, with the largest impact on the consumer segment given the longer duration of the portfolios. A significant portion of the increase is a result of new requirements to record ALLL related to acquired loans and leases, regardless of any credit mark previously recorded with respect to them. Approximately 80% of the increase relates to acquired loans and leases, which were recorded at estimated fair value at their respective acquisition date, the majority of which relate to loans and leases acquired in the Merger. Under legacy GAAP, credit marks were included in the determination of the fair value adjustments reflected as a discount to the carrying value of the loans, and an ALLL was not recorded on acquired loans and leases until evidence of credit deterioration existed post acquisition. However, upon adoption of CECL an ALLL is recorded for all acquired loans and leases based on the lifetime loss concept. Further, for acquired loans and leases that do not meet the definition of PCD, the credit and interest marks which existed from acquisition accounting as of December 31, 2019 will continue to accrete over the life of loan. For acquired loans that met the definition of PCI under legacy GAAP and converted to PCD at CECL adoption, the ALLL recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding ALLL, and therefore results in little to no impact to the cumulative effect adjustment to retained earnings. Prior to the adoption of CECL, PCI loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of loans previously classified as PCI were reclassified to nonaccrual loans as a result of the adoption of CECL. The adoption of CECL also resulted in an increase in the liability for unfunded lending commitments of $14.7 million. For other assets within the scope of the standard such as available-for-sale investment securities, held-to-maturity investment securities, and trade and other receivables, the impact from the standard was inconsequential. The cumulative tax effected adjustment to record ALLL and to increase the unfunded lending commitment liability resulted in a reduction to retained earnings of $159.3 million. Post-adoption, as loans and leases are added to the portfolio, the Corporation expects higher levels of ACL determined by CECL assumptions, resulting in accelerated recognition of provision for credit losses, as compared to historical results. In response to the COVID-19 pandemic, the regulatory agencies published an interim final rule on March 31, 2020 that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for 2 years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the March 31, 2020 interim final rule. Additional and modified disclosure requirements under CECL are included in "Note 6. Investment Securities" and "Note 8. Allowance for Credit Losses and Credit Quality."

CARES Act and Interagency Regulatory Guidance Regarding Troubled Debt Restructurings

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. Section 4013 of the CARES Act provides banks the option to temporarily suspend certain TDR accounting guidance for loans modified due to the effects of COVID-19. Additionally, on April 7, 2020, the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration, and Office of the Comptroller of the Currency (collectively the "agencies") issued a statement, "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)" ("Interagency Statement on Loan Modifications") to encourage banks to work prudently with borrowers and to describe the agencies' interpretation of how accounting guidance for troubled debt restructuring applies to certain COVID-19-related modifications.

The CARES Act includes a provision permitting the Corporation to opt out of applying TDR accounting guidance for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the President of the United States declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019 and meet the other requirements. The Corporation will first assess if a loan modification meets the qualifications. If the loan modification does not meet the qualification under the CARES Act, the Corporation will then assess applicability of the Interagency Statement on Loan Modifications offering practical expedients for short term modifications. Under both guidance principals, subsequent modifications must be re-evaluated for the appropriate accounting treatment. The Corporation will apply its existing accounting policies for those loans that either do not qualify for the relief under either the CARES Act or the Interagency Statement on Loan Modifications, or for which the Corporation has decided not to apply the relief.

Under the CARES Act, the Corporation has made certain modifications that include the short-term deferral of interest for certain borrowers. In these cases, the Corporation recognizes interest income as earned. The deferred interest will be repaid by the borrower in a future period, and will be evaluated by the Corporation for collectability.

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

Note 4.  Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. Total cash and cash equivalents were $3.1 billion and $1.2 billion at June 30, 2020 and December 31, 2019, respectively.

As of March 26, 2020, TCF Bank was no longer required by Federal Reserve regulations to maintain reserves in cash on hand or at the Federal Reserve Bank.

The Corporation maintains cash balances that are restricted as to their use in accordance with certain obligations. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. The Corporation may also retain cash balances for collateral on certain borrowings and derivatives. The Corporation maintained restricted cash totaling $105.5 million and $68.6 million at June 30, 2020 and December 31, 2019, respectively.

Note 5. Federal Home Loan Bank and Federal Reserve Bank Stocks

Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stocks were as follows:

(In thousands)	At June 30, 2020	At December 31, 2019
FHLB stock, at cost	$262,459	$318,473
FRB stock, at cost	124,024	123,967
Total investments	$386,483	$442,440

The investments in FHLB stock are required investments related to the Corporation's membership and borrowings in the FHLB of Des Moines, and additional commitments from the FHLB of Indianapolis and Cincinnati. The Corporation's investments in the FHLB of Des Moines, Indianapolis and Cincinnati could be adversely impacted by the financial operations of the Federal Home Loan Banks and actions of their regulator, the Federal Housing Finance Agency. The amount of FRB stock that TCF Bank is required to hold is based on TCF Bank's capital structure. The Corporation periodically evaluates investments for impairment. There was no impairment of these investments at June 30, 2020 and December 31, 2019.

Note 6.  Investment Securities

The amortized cost and fair value of investment securities were as follows:

	Investment Securities Available-for-sale, At Fair Value
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2020
Debt securities:
Government and government-sponsored enterprises	$209,771	$504	$156	$210,119
Obligations of states and political subdivisions	810,091	30,967	2,913	838,145
Mortgage-backed securities:
Residential agency	4,981,205	192,830	523	5,173,512
Residential non-agency	265,927	4,540	35	270,432
Commercial agency	644,458	40,048	—	684,506
Commercial non-agency	39,378	2,843	—	42,221
Total mortgage-backed debt securities	5,930,968	240,261	558	6,170,671
Corporate debt and trust preferred securities	453	—	15	438
Total investment securities available-for-sale	$6,951,283	$271,732	$3,642	$7,219,373
At December 31, 2019
Debt securities:
Government and government-sponsored enterprises	$235,045	$18	$678	$234,385
Obligations of states and political subdivisions	852,096	12,446	687	863,855
Mortgage-backed securities:
Residential agency	4,492,427	68,797	6,103	4,555,121
Residential non-agency	374,046	1,166	616	374,596
Commercial agency	645,814	8,639	2,049	652,404
Commercial non-agency	39,398	17	205	39,210
Total mortgage-backed debt securities	5,551,685	78,619	8,973	5,621,331
Corporate debt and trust preferred securities	451	—	21	430
Total investment securities available-for-sale	$6,639,277	$91,083	$10,359	$6,720,001

	Investment Securities Held-to-Maturity
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2020
Residential agency mortgage-backed securities	$126,429	$11,006	$—	$137,435
Corporate debt and trust preferred securities	3,672	—	—	3,672
Total investment securities held-to-maturity (1)	$130,101	$11,006	$—	$141,107
At December 31, 2019
Residential agency mortgage-backed securities	$135,769	$5,576	$177	$141,168
Corporate debt and trust preferred securities	3,676	—	—	3,676
Total investment securities held-to-maturity	$139,445	$5,576	$177	$144,844

(1)	The adoption of CECL was inconsequential to held-to-maturity investment securities. At June 30, 2020 there was no ACL for investment securities held-to-maturity.

Accrued interest receivable for investment securities was $21.2 million and $21.6 million at June 30, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

Gross unrealized losses and fair value of available-for-sale investment securities aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At June 30, 2020
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Government and government sponsored enterprises	$58,504	$156	$—	$—	$58,504	$156
Obligations of states and political subdivisions	206,197	2,913	—	—	206,197	2,913
Mortgage-backed securities:
Residential agency	292,534	523	—	—	292,534	523
Residential non-agency	20,079	35	—	—	20,079	35
Commercial agency	—	—	—	—	—	—
Commercial non-agency	—	—	—	—	—	—
Total mortgage-backed debt securities	312,613	558	—	—	312,613	558
Corporate debt and trust preferred securities	438	15	—	—	438	15
Total investment securities available-for-sale	$577,752	$3,642	$—	$—	$577,752	$3,642

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Government and government sponsored enterprises	$226,177	$678	$—	$—	$226,177	$678
Obligations of states and political subdivisions	60,639	687	—	—	60,639	687
Mortgage-backed securities:
Residential agency	667,511	3,586	200,534	2,517	868,045	6,103
Residential non-agency	140,403	616	—	—	140,403	616
Commercial agency	176,880	2,049	—	—	176,880	2,049
Commercial non-agency	25,560	205	—	—	25,560	205
Total mortgage-backed debt securities	1,010,354	6,456	200,534	2,517	1,210,888	8,973
Corporate debt and trust preferred securities	430	21	—	—	430	21
Total investment securities available-for-sale	$1,297,600	$7,842	$200,534	$2,517	$1,498,134	$10,359

The adoption of CECL was inconsequential to available-for-sale investment securities. At June 30, 2020 there was no ACL for investment securities available-for-sale. At June 30, 2020 there were 805 available-for-sale investment securities in an unrealized loss position. Management assessed each investment security with unrealized losses for credit impairment. Substantially all unrealized losses on investment securities were due to credit spreads and interest rates rather than credit impairment. As part of that assessment management evaluated and concluded that it is more-likely-than-not that the Corporation will not be required and does not intend to sell any of the investment securities prior to recovery of the amortized cost.

The gross gains and losses on sales of investment securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Gross realized gains	$—	$1,533	$—	$3,155
Gross realized losses	—	467	—	1,642
Recoveries on previously impaired investment securities held-to-maturity	8	—	8	4
Net gains on investment securities	$8	$1,066	$8	$1,517

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

	At June 30, 2020		At December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities Available-for-Sale
Due in one year or less	$63,391	$63,440	$66,124	$66,112
Due in 1-5 years	182,753	184,351	191,364	192,065
Due in 5-10 years	558,013	588,103	547,813	555,523
Due after 10 years	6,147,126	6,383,479	5,833,976	5,906,301
Total investment securities available-for-sale	$6,951,283	$7,219,373	$6,639,277	$6,720,001
Investment Securities Held-to-Maturity
Due in 1-5 years	$3,550	$3,550	$3,550	$3,550
Due in 5-10 years	52	58	58	64
Due after 10 years	126,499	137,499	135,837	141,230
Total investment securities held-to-maturity	$130,101	$141,107	$139,445	$144,844

At June 30, 2020 and December 31, 2019, investment securities with a carrying value of $1.3 billion and $627.0 million, respectively, were pledged as collateral to secure certain deposits and borrowings.

Note 7.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At June 30, 2020	At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$12,200,721	$11,439,602
Commercial real estate	9,628,344	9,136,870
Lease financing	2,707,402	2,699,869
Total commercial loan and lease portfolio	24,536,467	23,276,341
Consumer loan portfolio:
Residential mortgage	6,123,118	6,179,805
Consumer installment	1,430,655	1,542,411
Home equity	3,445,584	3,498,907
Total consumer loan portfolio	10,999,357	11,221,123
Total loans and leases(1)	$35,535,824	$34,497,464

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $(207.9) million and $(201.5) million at June 30, 2020 and December 31, 2019, respectively.

Accrued interest receivable for loans and leases was $102.3 million and $106.5 million at June 30, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

Acquired Loans and Leases The Corporation acquires loans and leases through business combinations and purchases of loan and lease portfolios. These loans and leases are recorded at fair value at acquisition and the fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan or lease. The Corporation purchased jumbo residential mortgage loans at their fair value of $423.0 million during the three months ended March 31, 2020, none of which qualified as PCD loans.

See "Note 3. Summary of Significant Accounting Policies" for further acquired loans and leases policy information.

Lease Income The components of total lease income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest income - loans and leases:
Interest income on net investment in direct financing and sales-type leases	$33,803	$32,899	$67,959	$65,283
Leasing revenue (noninterest income):
Lease income from operating lease payments	23,799	25,497	47,701	50,896
Profit recorded on commencement date on sales-type leases	5,607	7,249	9,187	14,306
Gains on sales of leased equipment	7,766	6,531	13,849	12,240
Leasing revenue	37,172	39,277	70,737	77,442
Total lease income	$70,975	$72,176	$138,696	$142,725

Loan and Lease Sales The following table summarizes the net gains on sales of loans and leases. The Corporation retains servicing on a majority of loans sold. See "Note 10. Loan Servicing Rights" for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Sale proceeds, net	$579,204	$318,790	$1,134,386	$593,776
Recorded investment in loans and leases sold, including accrued interest	555,358	308,155	1,092,538	575,264
Other	5,188	506	7,776	846
Net gains on sales of loans and leases	$29,034	$11,141	$49,624	$19,358

The interest-only strips on the balance sheet related to loan sales were as follows:

(In thousands)	At June 30, 2020	At December 31, 2019
Interest-only strips	$11,811	$12,813

The Corporation recorded no impairment charges during the three months ended June 30, 2020 and $224 thousand of impairment charges on interest-only strips during the six months ended June 30, 2020, respectively, and $21 thousand of impairment charges for both the three and six months ended June 30, 2019.

The Corporation's agreements to sell consumer loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification of the purchaser in the event these representations are breached, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. Losses related to repurchases pursuant to such representations, warranties and covenants were immaterial for the three and six months ended June 30, 2020 and 2019.

Note 8.  Allowance for Credit Losses and Credit Quality

Effective January 1, 2020, the Corporation adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related ASUs on a modified retrospective basis. Financial information at June 30, 2020 reflects this adoption, and historical financial information disclosed is in accordance with ASC Topic 310.

Allowance for Credit Losses The rollforwards of the allowance for credit losses were as follows:

(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total Allowance for Loan and Lease Losses	Reserve for Unfunded Lending Commitments(1)	Total Allowance for Credit Losses
At or For the Three Months Ended June 30, 2020
Balance, beginning of period	$175,057	$231,326	$406,383	$22,188	$428,571
Charge-offs	(4,997)	(4,961)	(9,958)	—	(9,958)
Recoveries	3,629	2,934	6,563	—	6,563
Net (charge-offs) recoveries	(1,368)	(2,027)	(3,395)	—	(3,395)
Provision for credit losses(2)	(16,004)	74,130	58,126	20,600	78,726
Balance, end of period	$157,685	$303,429	$461,114	$42,788	$503,902
At or For the Three Months Ended June 30, 2019
Balance, beginning of period	$74,297	$73,675	$147,972	$1,941	$149,913
Charge-offs	(12,958)	(8,108)	(21,066)	—	(21,066)
Recoveries	5,653	1,331	6,984	—	6,984
Net (charge-offs) recoveries	(7,305)	(6,777)	(14,082)	—	(14,082)
Provision for credit losses(2)	4,693	8,876	13,569	(5)	13,564
Other(3)	(974)	18	(956)	—	(956)
Balance, end of period	$70,711	$75,792	$146,503	$1,936	$148,439
At or For the Six Months Ended June 30, 2020
Balance, beginning of period	$28,572	$84,480	$113,052	$3,528	$116,580
Impact of CECL adoption	107,337	98,655	205,992	14,707	220,699
Adjusted balance, beginning of period	135,909	183,135	319,044	18,235	337,279
Charge-offs	(10,845)	(13,842)	(24,687)	—	(24,687)
Recoveries	8,337	7,478	15,815	—	15,815
Net (charge-offs) recoveries	(2,508)	(6,364)	(8,872)	—	(8,872)
Provision for credit losses(2)	24,284	126,832	151,116	24,553	175,669
Other(3)	—	(174)	(174)	—	(174)
Balance, end of period	$157,685	$303,429	$461,114	$42,788	$503,902
At or For the Six Months Ended June 30, 2019
Balance, beginning of period	$80,017	$77,429	$157,446	$1,428	$158,874
Charge-offs	(29,824)	(15,673)	(45,497)	—	(45,497)
Recoveries	10,510	2,251	12,761	—	12,761
Net (charge-offs) recoveries	(19,314)	(13,422)	(32,736)	—	(32,736)
Provision for credit losses(2)	11,951	11,740	23,691	508	24,199
Other(3)	(1,943)	45	(1,898)	—	(1,898)
Balance, end of period	$70,711	$75,792	$146,503	$1,936	$148,439

(1)	RULC is recognized within other liabilities.

(2)
As a result of the adoption of CECL, effective January 1, 2020, the provision for credit losses includes the provision for unfunded lending commitments that was previously included within other noninterest expense.

(3)	Primarily includes the transfer of the allowance for credit losses to loans and leases held-for-sale.

The following tables provide additional disclosures previously required by ASC Topic 310 related to the Corporation's December 31, 2019 balances.

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology was as follows:

	At December 31, 2019
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total Loans and Leases
Allowance for loan and lease losses
Collectively evaluated for impairment	$26,430	$75,756	$102,186
Individually evaluated for impairment	1,468	5,769	7,237
Loans acquired with deteriorated credit quality	674	2,955	3,629
Total	$28,572	$84,480	$113,052
Loans and leases outstanding
Collectively evaluated for impairment	$11,087,534	$22,986,607	$34,074,141
Individually evaluated for impairment	60,694	115,843	176,537
Loans acquired with deteriorated credit quality	72,895	173,891	246,786
Total	$11,221,123	$23,276,341	$34,497,464

Information on impaired loans and leases at December 31, 2019 was as follows:

	At December 31, 2019
(In thousands)	Unpaid Contractual Balance	Loan and Lease Balance	Related Allowance Recorded
Impaired loans and leases with an allowance recorded:
Commercial loan and lease portfolio:
Commercial and industrial	$20,069	$20,090	$2,844
Commercial real estate	4,225	3,962	333
Lease financing	10,956	10,956	2,592
Total commercial loan and lease portfolio	35,250	35,008	5,769
Consumer loan portfolio:
Residential mortgage	24,297	22,250	1,030
Home equity	9,418	8,791	438
Total consumer loan portfolio	33,715	31,041	1,468
Total impaired loans and leases with an allowance recorded	68,965	66,049	7,237
Impaired loans and leases without an allowance recorded:
Commercial loan and lease portfolio:
Commercial and industrial	55,889	39,098	—
Commercial real estate	69,143	41,737	—
Total commercial loan and lease portfolio	125,032	80,835	—
Consumer loan portfolio:
Residential mortgage	31,142	22,594	—
Consumer installment	2,095	880	—
Home equity	24,709	6,179	—
Total consumer loan portfolio	57,946	29,653	—
Total impaired loans and leases without an allowance recorded	182,978	110,488	—
Total impaired loans and leases	$251,943	$176,537	$7,237

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

(In thousands)	Current	30-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Nonaccrual(1)	Total
At June 30, 2020
Commercial loan and lease portfolio:
Commercial and industrial	$12,043,000	$57,542	$1,995	$12,102,537	$98,184	$12,200,721
Commercial real estate	9,517,890	52,560	373	9,570,823	57,521	9,628,344
Lease financing	2,641,554	42,193	4,899	2,688,646	18,756	2,707,402
Total commercial loan and lease portfolio	24,202,444	152,295	7,267	24,362,006	174,461	24,536,467
Consumer loan portfolio:
Residential mortgage	6,037,390	17,217	749	6,055,356	67,762	6,123,118
Consumer installment	1,426,008	2,979	—	1,428,987	1,668	1,430,655
Home equity	3,385,539	12,485	—	3,398,024	47,560	3,445,584
Total consumer loan portfolio	10,848,937	32,681	749	10,882,367	116,990	10,999,357
Total	$35,051,381	$184,976	$8,016	$35,244,373	$291,451	$35,535,824
At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$11,283,832	$29,780	$331	$11,313,943	$53,812	$11,367,755
Commercial real estate	8,993,360	10,291	1,440	9,005,091	29,735	9,034,826
Lease financing	2,662,354	24,657	1,901	2,688,912	10,957	2,699,869
Total commercial loan and lease portfolio	22,939,546	64,728	3,672	23,007,946	94,504	23,102,450
Consumer loan portfolio:
Residential mortgage	6,056,817	17,245	559	6,074,621	38,577	6,113,198
Consumer installment	1,536,714	4,292	108	1,541,114	714	1,541,828
Home equity	3,434,771	22,568	—	3,457,339	35,863	3,493,202
Total consumer loan portfolio	11,028,302	44,105	667	11,073,074	75,154	11,148,228
Purchased credit impaired loans(1)	217,206	3,843	25,737	246,786	—	246,786
Total	$34,185,054	$112,676	$30,076	$34,327,806	$169,658	$34,497,464

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

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At June 30, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$—	$1,322	$3	$97	$15	$284	$274	$—	$1,995
Commercial real estate	—	—	—	—	—	373	—	—	373
Lease financing	835	1,631	1,199	802	218	214	—	—	4,899
Total commercial loan and lease portfolio	835	2,953	1,202	899	233	871	274	—	7,267
Consumer loan portfolio:
Residential mortgage	—	—	—	—	—	749	—	—	749
Total consumer loan portfolio	—	—	—	—	—	749	—	—	749
Total 90 days or more delinquent and accruing	$835	$2,953	$1,202	$899	$233	$1,620	$274	$—	$8,016

Nonaccrual loans and leases by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At June 30, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$1,190	$19,942	$13,183	$12,758	$8,493	$16,854	$25,764	$—	$98,184
Commercial real estate	—	219	5,057	7,427	9,158	35,660	—	—	57,521
Lease financing	309	3,941	4,239	4,489	2,461	2,350	—	967	18,756
Total commercial loan and lease portfolio	1,499	24,102	22,479	24,674	20,112	54,864	25,764	967	174,461
Consumer loan portfolio:
Residential mortgage	269	1,788	3,271	3,865	1,966	55,518	—	1,085	67,762
Consumer installment	18	196	243	329	217	566	99	—	1,668
Home equity	729	1,757	629	354	207	3,729	38,159	1,996	47,560
Total consumer loan portfolio	1,016	3,741	4,143	4,548	2,390	59,813	38,258	3,081	116,990
Total nonaccrual loans and leases	$2,515	$27,843	$26,622	$29,222	$22,502	$114,677	$64,022	$4,048	$291,451

The average balance of nonaccrual loans and leases and interest income recognized on nonaccrual loans and leases were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In thousands)	Average Loan and Lease Balance(1)	Interest Income Recognized(1)	Average Loan and Lease Balance	Interest Income Recognized	Average Loan and Lease Balance	Interest Income Recognized	Average Loan and Lease Balance	Interest Income Recognized
Commercial loan and lease portfolio:
Commercial and industrial	$91,171	$1,959	$17,816	$51	$75,998	$3,668	$22,272	$122
Commercial real estate	52,277	1,746	576	63	43,628	3,530	2,531	63
Lease financing	15,963	20	11,932	27	14,856	71	10,440	61
Total commercial loan and lease portfolio	159,411	3,725	30,324	141	134,482	7,269	35,243	246
Consumer loan portfolio:
Residential mortgage	64,870	726	34,993	59	53,170	1,364	33,935	137
Consumer installment	1,328	41	8,833	—	1,191	66	8,607	—
Home equity	45,354	127	31,489	55	41,711	283	29,171	95
Total consumer loan portfolio	111,552	894	75,315	114	96,072	1,713	71,713	232
Total nonaccrual loans and leases	$270,963	$4,619	$105,639	$255	$230,554	$8,982	$106,956	$478

(1)
At January 1, 2020, $73.4 million of previously purchased credit impaired loans were reclassified to nonaccrual loans as a result of the adoption of CECL. Beginning January 1, 2020, interest income, including the related purchase accounting accretion and amortization is included related to these loans.

In addition to the receivable's payment performance status, credit quality is also analyzed using credit risk classifications, which vary based on the size and type of credit risk exposure and additionally measure liquidity, debt capacity, coverage and payment behavior as shown in the borrower's financial statements. The credit risk classifications also measure the quality of the borrower's management and the repayment support offered by any guarantors. Loan and lease credit risk classifications are derived from standard regulatory rating definitions, which include: pass, special mention, substandard, doubtful and loss. Substandard and doubtful loans and leases have well-defined weaknesses, but may never result in a loss.

The amortized cost basis of loans and leases by credit risk classifications and year of origination was as follows:

	Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases(1)	Revolving Loans and Leases Converted to Term Loans and Leases(2)
At June 30, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial
Pass	$2,870,840	$2,324,427	$1,178,500	$701,249	$401,396	$358,937	$3,786,856	$41,929	$11,664,134
Special mention	21,404	30,925	68,788	20,061	6,686	8,298	129,718	—	285,880
Substandard	2,980	30,502	33,139	29,763	23,800	23,587	106,927	9	250,707
Total commercial and industrial	2,895,224	2,385,854	1,280,427	751,073	431,882	390,822	4,023,501	41,938	12,200,721
Commercial real estate
Pass	947,705	2,333,832	2,105,250	1,557,798	791,144	1,274,833	109,791	—	9,120,353
Special mention	1,994	40,041	42,127	98,648	42,644	77,196	261	—	302,911
Substandard	—	34,172	9,398	74,172	16,386	70,952	—	—	205,080
Total commercial real estate	949,699	2,408,045	2,156,775	1,730,618	850,174	1,422,981	110,052	—	9,628,344
Lease financing
Pass	492,516	869,060	504,714	314,348	177,670	67,231	34,276	176,789	2,636,604
Special mention	1,390	10,818	4,742	5,201	3,270	2,120	3,837	6,173	37,551
Substandard	3,761	6,218	5,696	6,519	3,463	3,478	900	3,212	33,247
Total lease financing	497,667	886,096	515,152	326,068	184,403	72,829	39,013	186,174	2,707,402
Total commercial	4,342,590	5,679,995	3,952,354	2,807,759	1,466,459	1,886,632	4,172,566	228,112	24,536,467
Consumer loan portfolio:
Residential mortgage
Pass	814,910	1,360,556	870,577	582,465	562,440	1,842,690	—	15,799	6,049,437
Special mention	—	391	—	—	—	1,531	—	—	1,922
Substandard	269	1,922	3,271	3,998	2,406	58,808	—	1,085	71,759
Total residential mortgage	815,179	1,362,869	873,848	586,463	564,846	1,903,029	—	16,884	6,123,118
Consumer installment
Pass	149,212	447,414	236,490	239,163	164,156	159,931	32,334	73	1,428,773
Substandard	54	365	243	329	217	567	107	—	1,882
Total consumer installment	149,266	447,779	236,733	239,492	164,373	160,498	32,441	73	1,430,655
Home equity
Pass	20,297	63,096	61,983	50,597	36,899	143,980	2,981,806	37,149	3,395,807
Special mention	—	266	—	37	—	372	30	—	705
Substandard	953	1,973	701	354	207	3,761	39,117	2,006	49,072
Total home equity	21,250	65,335	62,684	50,988	37,106	148,113	3,020,953	39,155	3,445,584
Total consumer	985,695	1,875,983	1,173,265	876,943	766,325	2,211,640	3,053,394	56,112	10,999,357
Total loans and leases	$5,328,285	$7,555,978	$5,125,619	$3,684,702	$2,232,784	$4,098,272	$7,225,960	$284,224	$35,535,824

(1)
This balance includes $39.0 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease is provided over time, and additional amounts are required to be provided to the respective lessees in future accounting periods.

(2)
This balance includes $228.1 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease was provided over time, and all equipment required by the lease has been provided to the respective lessees in current or previous accounting periods.

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

Troubled Debt Restructurings In certain circumstances, the Corporation may consider modifying the terms of a loan for economic or legal reasons related to the customer's financial difficulties. If the Corporation grants a concession, the modified loan would generally be classified as a TDR. However, Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications provide banks the option to temporarily suspend the application of TDR accounting guidance for loans modified due to the effects of COVID-19 when certain conditions are met. See "Note 1. Basis of Presentation" of the Notes to Consolidated Financial Statements for information regarding recent updated guidance on TDR accounting provided by the CARES Act and Interagency guidance. TDRs typically involve a deferral of the principal balance of the loan, a reduction of the stated interest rate of the loan or, in certain limited circumstances, a reduction of the principal balance of the loan or the loan's accrued interest.

The following table presents the recorded investment of loan modifications first classified as TDRs during the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In thousands)	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment
Commercial loan and lease portfolio:
Commercial and industrial	$4,875	$4,875	$31,311	$31,311	$7,346	$7,346	$32,505	$32,505
Commercial real estate	2,629	2,629	—	—	2,735	2,735	—	—
Total commercial loan and lease portfolio	7,504	7,504	31,311	31,311	10,081	10,081	32,505	32,505
Consumer loan portfolio:
Residential mortgage	2,373	2,373	1,107	1,107	5,581	5,580	2,360	2,353
Consumer installment	134	67	257	257	511	420	630	630
Home equity	1,099	1,041	877	877	2,066	2,008	2,515	2,503
Total consumer loan portfolio	3,606	3,481	2,241	2,241	8,158	8,008	5,505	5,486
Total	$11,110	$10,985	$33,552	$33,552	$18,239	$18,089	$38,010	$37,991

The following table presents TDR loans:

	At June 30, 2020			At December 31, 2019
(In thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$13,707	$10,630	$24,337	$12,986	$5,356	$18,342
Consumer loan portfolio	14,507	18,476	32,983	12,403	14,875	27,278
Total	$28,214	$29,106	$57,320	$25,389	$20,231	$45,620

Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $2.9 million and $638 thousand at June 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Defaulted TDR loan balances modified during the applicable period
Commercial loan and lease portfolio:
Commercial and industrial	$223	$297	$223	$297
Consumer loan portfolio:
Residential mortgage	509	432	1,139	622
Consumer installment	15	447	15	1,017
Home equity	197	282	256	376
Total consumer loan portfolio	721	1,161	1,410	2,015
Defaulted TDR loan balances	$944	$1,458	$1,633	$2,312

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At June 30, 2020	At December 31, 2019
Other real estate owned	$42,744	$34,256
Repossessed and returned assets	10,060	8,045
Consumer loans in process of foreclosure	17,709	17,758

Other real estate owned and repossessed and returned assets were written down $348 thousand and $1.2 million, and $1.3 million and $3.1 million during the three and six months ended June 30, 2020 and June 30, 2019, respectively, and were included in other assets on the Consolidated Statements of Financial Condition.

Note 9. Goodwill

Goodwill was as follows:

(In thousands)	At June 30, 2020	At December 31, 2019
Goodwill related to consumer banking segment	$771,555	$764,389
Goodwill related to commercial banking segment	541,491	535,489
Goodwill, net	$1,313,046	$1,299,878

The Corporation recorded goodwill in the amount of $1.2 billion related to the merger with Legacy TCF completed on August 1, 2019. Goodwill was allocated to the appropriate reporting unit based on the relative fair value of assets acquired and deposits held by the reporting unit. This methodology allocates goodwill in proportion to the assets held by each reporting unit as well as incorporating the value of the funding source provided by the in place deposits. The reporting units aggregate between the Consumer Banking and Commercial Banking segments. See "Note 2. Merger" for further information. There was no impairment of goodwill for the three and six months ended June 30, 2020 and 2019.

Note 10. Loan Servicing Rights

Information regarding LSRs was as follows:

(In thousands)	At or For the Three Months Ended June 30, 2020	At or For the Six Months Ended June 30, 2020
Balance, beginning of period	$47,283	$56,313
New servicing assets created	3,508	5,958
Impairment (charge) recovery	(8,859)	(17,094)
Amortization	(3,116)	(6,361)
Balance, end of period	$38,816	$38,816
Valuation allowance, end of period	$(20,977)	$(20,977)
Loans serviced for others that have servicing rights capitalized, end of period	$6,198,187	$6,198,187

Total loan servicing, late fee and other ancillary fee income, included in servicing fee income, related to loans serviced for others that have servicing rights capitalized was $4.1 million for the three months ended June 30, 2020 and $8.3 million for the six months ended June 30, 2020.

Note 11. Investments in Qualified Affordable Housing Projects and Federal Historic Projects

The Corporation invests in qualified affordable housing projects and federal historic projects for the purposes of community reinvestment and to obtain tax credits. Return on the Corporation's investment in these projects comes in the form of pass-through tax credits and tax losses. The carrying value of the investments is included in other assets. The Corporation primarily utilizes the proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects.

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized amortization expense of investments in qualified affordable housing projects of $5.1 million and $10.4 million for the three and six months ended June 30, 2020, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2019, respectively. Amortization expense was more than offset by tax credits and other benefits of $6.3 million and $12.9 million for the three and six months ended June 30, 2020, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2019, respectively. The Corporation's remaining investment in qualified affordable housing projects totaled $225.2 million and $195.8 million at June 30, 2020 and December 31, 2019, respectively.

Under the equity method, the Corporation's share of the earnings or losses is included in other noninterest expense. The Corporation's remaining investment in the federal historic projects and Ohio historic preservation tax credits totaled $54.0 million and $43.6 million at June 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020, $0.3 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $0.2 million. During the six months ended June 30, 2020, $0.6 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $0.4 million. During the six months ended June 30, 2020 the amount of state tax credits recognized, inclusive of impairment, was $0.4 million.

The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects and federal historic projects are included in other liabilities. The Corporation's remaining unfunded equity contributions totaled $138.5 million and $131.3 million at June 30, 2020 and December 31, 2019, respectively.

Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

Investments in qualified affordable housing projects and federal historic projects are considered VIEs because TCF, as a limited partner, lacks the power to direct the activities that most significantly impact the entities' economic performance. TCF has concluded it is not the primary beneficiary and therefore, they are not consolidated. The maximum exposure to loss on the VIE investments is limited to the carrying amount of the investments and the potential recapture of any recognized tax credits. TCF believes the likelihood of the tax credits being recaptured is remote, as a loss would only take place if the managing entity failed to meet certain government compliance requirements. Further, certain of TCF's investments in affordable housing limited liability entities include guaranteed minimum returns which are backed by an investment grade credit-rated company, which reduces the risk of loss.

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

Short-term borrowings (borrowings with an original maturity of less than one year) were as follows:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Weighted-average Rate	Amount	Weighted-average Rate
FHLB advances	$2,550,000	0.49%	$2,450,000	1.85%
Collateralized Deposits	222,998	0.25	219,145	0.64
Total short-term borrowings	$2,772,998	0.47	$2,669,145	1.75

On June 29, 2020, TCF Financial voluntarily prepaid the outstanding $80.0 million on its $150.0 million unsecured 364-day revolving credit facility with an unaffiliated bank. As of June 30, 2020, the credit facility was closed.

Long-term borrowings were as follows:

(In thousands)	At June 30, 2020	At December 31, 2019
FHLB advances	$270,927	$1,822,058
Subordinated debt obligations	587,058	428,470
Discounted lease rentals	75,910	100,882
Finance lease obligation	3,013	3,038
Total long-term borrowings	$936,908	$2,354,448

On May 6, 2020, TCF Bank issued $150.0 million of fixed-to-floating rate subordinated notes (the “2030 Notes”) at par. The fixed-to-floating rate subordinated notes, due May 6, 2030, bear an initial fixed interest rate of 5.50% per annum, payable semi-annually in arrears on May 6 and November 6, commencing on November 6, 2020. The 2030 Notes are redeemable at TCF Bank's option beginning on May 6, 2025. Commencing May 6, 2025, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 509 basis points, payable quarterly in arrears on February 6, May 6, August 6 and November 6. TCF Bank incurred issuance costs of $1.6 million that are amortized as interest expense over the full term of the 2030 Notes using the effective interest method.

At June 30, 2020, TCF Bank had pledged loans secured by consumer and commercial real estate with an aggregate carrying value of $11.9 billion to provide borrowing capacity from the FHLB. At June 30, 2020, none of the FHLB advances outstanding were prepayable at the Corporation's option.

At June 30, 2020, TCF Bank had pledged loans and securities with an aggregate carrying value of $3.8 billion to provide borrowing capacity from the Federal Reserve Bank discount window. No borrowings were sourced from this facility at June 30, 2020.

The contractual maturities of long-term borrowings at June 30, 2020 were as follows:

(In thousands)
Remainder of 2020	$61,387
2021	14,511
2022	138,399
2023	22,116
2024	8,962
Thereafter	691,533
Total long-term borrowings	$936,908

Note 13.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Three Months Ended June 30,
	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Net unrealized gains (losses) arising during the period	$38,136	$(8,947)	$29,189	$41,399	$(10,077)	$31,322
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	1,625	(381)	1,244	281	(69)	212
Net gains (losses) on investment securities	—	—	—	(1,066)	259	(807)
Other noninterest expense	(46)	10	(36)	(135)	33	(102)
Amounts reclassified from accumulated other comprehensive income (loss)	1,579	(371)	1,208	(920)	223	(697)
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	39,715	(9,318)	30,397	40,479	(9,854)	30,625
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to other noninterest expense	(11)	2	(9)	(11)	3	(8)
Foreign currency translation adjustment(1)	6,407	—	6,407	3,415	—	3,415
Net unrealized gains (losses) on net investment hedges	(5,954)	1,397	$(4,557)	(2,881)	702	(2,179)
Total other comprehensive income (loss)	$40,157	$(7,919)	$32,238	$41,002	$(9,149)	$31,853

	Six Months Ended June 30,
	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Net unrealized gains (losses) arising during the period	$188,880	$(44,554)	$144,326	$90,027	$(21,913)	$68,114
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	2,379	(558)	1,821	1,651	(402)	1,249
Net gains (losses) on investment securities	—	—	—	(1,513)	368	(1,145)
Other noninterest expense	127	(30)	97	(297)	72	(225)
Amounts reclassified from accumulated other comprehensive income (loss)	2,506	(588)	1,918	(159)	38	(121)
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	191,386	(45,142)	146,244	89,868	(21,875)	67,993
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to other noninterest expense	(23)	5	(18)	(23)	7	(16)
Foreign currency translation adjustment(1)	(8,019)	—	(8,019)	6,982	—	6,982
Net unrealized gains (losses) on net investment hedges	7,741	(1,817)	5,924	(5,931)	1,444	(4,487)
Total other comprehensive income (loss)	$191,085	$(46,954)	$144,131	$90,896	$(20,424)	$70,472

(1)	Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended June 30, 2020
Balance, beginning of period	$171,945	$20,281	$(26,123)	$67	$166,170
Other comprehensive income (loss)	29,189	(4,557)	6,407	—	31,039
Amounts reclassified from accumulated other comprehensive income (loss)	1,208	—	—	(9)	1,199
Net other comprehensive income (loss)	30,397	(4,557)	6,407	(9)	32,238
Balance, end of period	$202,342	$15,724	$(19,716)	$58	$198,408
At or For the Three Months Ended June 30, 2019
Balance, beginning of period	$9,346	$12,678	$(16,644)	$101	$5,481
Other comprehensive income (loss)	31,322	(2,179)	3,415	—	32,558
Amounts reclassified from accumulated other comprehensive income (loss)	(697)	—	—	(8)	(705)
Net other comprehensive income (loss)	30,625	(2,179)	3,415	(8)	31,853
Balance, end of period	$39,971	$10,499	$(13,229)	$93	$37,334
At or For the Six Months Ended June 30, 2020
Balance, beginning of period	$56,098	$9,800	$(11,697)	$76	$54,277
Other comprehensive income (loss)	144,326	5,924	(8,019)	—	142,231
Amounts reclassified from accumulated other comprehensive income (loss)	1,918	—	—	(18)	1,900
Net other comprehensive income (loss)	146,244	5,924	(8,019)	(18)	144,131
Balance, end of period	$202,342	$15,724	$(19,716)	$58	$198,408
At or For the Six Months Ended June 30, 2019
Balance, beginning of period	$(28,022)	$14,986	$(20,211)	$109	$(33,138)
Other comprehensive income (loss)	68,114	(4,487)	6,982	—	70,609
Amounts reclassified from accumulated other comprehensive income (loss)	(121)	—	—	(16)	(137)
Net other comprehensive income (loss)	67,993	(4,487)	6,982	(16)	70,472
Balance, end of period	$39,971	$10,499	$(13,229)	$93	$37,334

Note 14.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $58.6 million at June 30, 2020, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

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

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At June 30,	At December 31,	At June 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2020	2019	2020	2019
Regulatory Capital:
Common equity Tier 1 capital	$4,028,681	$4,050,826	$3,997,522	$4,039,191
Tier 1 capital	4,221,283	4,236,648	4,020,822	4,059,417
Total capital	4,907,760	4,681,630	4,705,265	4,524,051

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	11.06%	10.99%	10.99%	10.97%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.59	11.49	11.05	11.03	8.00	6.00
Total risk-based capital ratio	13.47	12.70	12.93	12.29	10.00	8.00
Tier 1 leverage ratio	8.75	9.49	8.34	9.10	5.00	4.00

(1)	Excludes capital conservation buffer of 2.5% at both June 30, 2020 and December 31, 2019.

Note 15.  Derivative Instruments

Derivative instruments, recognized at fair value within other assets or other liabilities on the Consolidated Statements of Financial Condition, were as follows:

	At June 30, 2020
		Fair Value
(In thousands)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contract	$150,000	$—	$46
Forward foreign exchange contracts	176,195	2,311	—
Total derivatives designated as hedging instruments		$2,311	$46
Derivatives not designated as hedging instruments
Interest rate contracts	$5,895,881	$299,207	$16,267
Risk participation agreements	428,623	88	123
Forward foreign exchange contracts	107,691	208	1,764
Interest rate lock commitments	638,942	18,525	1
Forward loan sales commitments	911,872	63	4,613
Power Equity CDs	24,937	535	535
Swap agreement	12,652	—	213
Total derivatives not designated as hedging instruments		$318,626	$23,516
Total derivatives before netting		320,937	23,562
Netting(2)		(4,834)	(2,584)
Total derivatives, net		$316,103	$20,978

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

	At June 30, 2020
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$299,207	$(2,252)	$296,955
Risk participation agreements	88	—	88
Forward foreign exchange contracts	2,519	(2,518)	1
Interest rate lock commitments	18,525	(1)	18,524
Forward loan sales commitments	63	(63)	—
Power Equity CDs	535	—	535
Total derivative assets	$320,937	$(4,834)	$316,103
Derivative liabilities
Interest rate contracts	$16,313	$(2,252)	$14,061
Risk participation agreements	123	—	123
Forward foreign exchange contracts	1,764	(55)	1,709
Interest rate lock commitments	1	(1)	—
Forward loan sales commitments	4,613	(63)	4,550
Power Equity CDs	535	—	535
Swap agreement	213	(213)	—
Total derivative liabilities	$23,562	$(2,584)	$20,978

(1)	Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

	At December 31, 2019
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$102,893	$(492)	$102,401
Risk participation agreements	202	—	202
Forward foreign exchange contracts	—	—	—
Interest rate lock commitments	2,772	(7)	2,765
Forward loan sales commitments	41	(41)	—
Power Equity CDs	734	—	734
Total derivative assets	$106,642	$(540)	$106,102
Derivative liabilities
Interest rate contracts	$6,040	$(491)	$5,549
Risk participation agreements	354	—	354
Forward foreign exchange contracts	6,519	(4,214)	2,305
Interest rate lock commitments	20	(7)	13
Forward loan sales commitments	289	(41)	248
Power Equity CD	734	—	734
Swap agreement	356	(356)	—
Total derivative liabilities	$14,312	$(5,109)	$9,203

(1)	Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

Derivatives Designated as Hedging Instruments

Interest rate contract: The carrying amount of the hedged subordinated debt, including the cumulative basis adjustment related to the application of fair value hedge accounting, is recorded in long-term borrowings on the Consolidated Statements of Financial Condition and was as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At June 30, 2020	At December 31, 2019	At June 30, 2020	At December 31, 2019
Subordinated bank note - 2025	$161,316	$151,454	$12,520	$2,773

The following table summarizes the effect of fair value hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Statement of income line where the gain (loss) on the fair value hedge was recorded:
Interest expense on borrowings	$13,226	$16,078	$39,718	$30,935
Gain (loss) on interest rate contract (fair value hedge)
Hedged item	(918)	(4,137)	(9,748)	(6,747)
Derivative designated as a hedging instrument	929	4,181	9,865	6,743
Gain (loss) on interest rate contract recognized in interest expense on borrowings	$11	$44	$117	$(4)

Forward foreign exchange contracts: The effect of net investment hedges on accumulated other comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Forward foreign exchange contracts	$(5,954)	$(2,881)	$7,741	$(5,931)

Derivatives Not Designated as Hedging Instruments Certain other interest rate contracts, forward foreign exchange contracts, interest rate lock commitments, Power Equity CDs and other contracts have not been designated as hedging instruments. The effect of these derivatives on the Consolidated Statements of Income was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Location of Gain (Loss)	2020	2019	2020	2019
Interest rate contracts	Other noninterest income	$(477)	$(773)	$1,185	$(1,260)
Risk participation agreements	Other noninterest expense	49	38	4,375	(283)
Forward foreign exchange contracts	Other noninterest expense	(7,492)	(3,830)	11,221	(8,609)
Interest rate lock commitments	Net gains on sales of loans and leases	5,394	287	15,772	780
Forward loan sales commitments	Net gains on sales of loans and leases	4,243	—	(4,302)	—
Swap agreement	Other noninterest income	—	—	(1)	—
Net gain (loss) recognized		$1,717	$(4,278)	$28,250	$(9,372)

At June 30, 2020 and December 31, 2019, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $11.0 million and $23.1 million, respectively. In the event the Corporation is rated less than BB- by Standard and Poor's, the contracts could be terminated or the Corporation may be required to provide approximately $221 thousand and $462 thousand in additional collateral at June 30, 2020 and December 31, 2019, respectively. There were no forward foreign exchange contracts containing credit risk-related features in a liability position at both June 30, 2020 and December 31, 2019.

At June 30, 2020, the Corporation had posted $85.3 million and $1.0 million of cash collateral related to its interest rate contracts and forward foreign exchange contracts, respectively, and received $4.1 million of cash collateral related to its forward foreign exchange contracts.

Note 16.  Fair Value Measurements

The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair values are based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investment securities available-for-sale, certain loans held for sale, interest-only strips, derivative instruments, forward loan sales commitments and assets and liabilities held in trust for deferred compensation plans are recorded at fair value on a recurring basis. From time to time the Corporation may be required to record at fair value other assets on a non-recurring basis, such as certain investment securities held-to-maturity, loans and leases, goodwill, loan servicing rights, other intangible assets, other real estate owned, repossessed and returned assets or securitization receivables. These non-recurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Level 3
Valuations generated from model-based techniques that use at least one significant unobservable input. Such unobservable inputs reflect estimates of assumptions that market participants would use in pricing the asset or liability.

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

Interest-only Strips: The fair value of interest-only strips, categorized as Level 3, represents the present value of future cash flows expected to be received by the Corporation on certain assets. The Corporation uses available market data, along with its own empirical data and discounted cash flow models, to arrive at the fair value of its interest-only strips. The present value of the estimated expected future cash flows to be received is determined by using discount, loss and prepayment rates that the Corporation believes are commensurate with the risks associated with the cash flows and what a market participant would use. These assumptions are inherently subject to volatility and uncertainty and, as a result, the fair value of the interest-only strips may fluctuate significantly from period to period. Unobservable inputs used to value the interest-only strips include a discount rate of 14% (weighted average) and prepayment rates of 4% (weighted average).

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

Interest Rate Lock Commitments: The Corporation's interest rate lock commitments are derivative instruments that are recorded at fair value based on valuation models that use the market price for similar loans sold in the secondary market. The interest rate lock commitments are adjusted for expectations of exercise and funding. As the prices are derived from market observable inputs, the Corporation categorized these instruments as Level 2.

Power Equity CDs: Power Equity CDs are categorized as Level 2, and determined using quoted prices of underlying stocks, along with other terms and features of the derivative instruments.

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

The balances of assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale	$—	$7,218,932	$441	$7,219,373
Loans held-for-sale	—	458,553	—	458,553
Interest-only strips	—	—	11,811	11,811
Derivative assets:(1)
Interest rate contracts	—	299,207	—	299,207
Risk participation agreements	—	88	—	88
Forward foreign exchange contracts	—	2,519	—	2,519
Interest rate lock commitments	—	18,525	—	18,525
Forward loan sales commitments	—	63	—	63
Power Equity CDs	—	535	—	535
Total derivative assets	—	320,937	—	320,937
Assets held in trust for deferred compensation plans	43,203	—	—	43,203
Total assets at fair value	$43,203	$7,998,422	$12,252	$8,053,877
Liabilities
Derivative liabilities:(1)
Interest rate contracts	$—	$16,313	$—	$16,313
Risk participation agreements	—	123	—	123
Forward foreign exchange contracts	—	1,764	—	1,764
Interest rate lock commitments	—	1	—	1
Forward loan sales commitments	—	4,613	—	4,613
Power Equity CDs	—	535	—	535
Swap agreement	—	—	213	213
Total derivative liabilities	—	23,349	213	23,562
Liabilities held in trust for deferred compensation plans	43,203	—	—	43,203
Total liabilities at fair value	$43,203	$23,349	$213	$66,765

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Investment securities available-for-sale	Loans held-for-sale	Interest-only strips	Interest rate lock commitments	Swap agreement	Forward loan sales commitments
At or For the Three Months Ended June 30, 2020
Asset (liability) balance, beginning of period	$403	$—	$10,951	$—	$(286)	$—
Total net gains (losses) included in:
Net income	1	—	327	—	—	—
Other comprehensive income (loss)	37	—	1,989	—	—	—
Principal paydowns / settlements	—	—	(1,456)	—	73	—
Asset (liability) balance, end of period	$441	$—	$11,811	$—	$(213)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$37	$—	$1,989	$—	$—	$—
At or For the Three Months Ended June 30, 2019
Asset (liability) balance, beginning of period	$4	$9,863	$16,163	$1,117	$(510)	$(118)
Total net gains (losses) included in:
Net income	—	700	653	285	—	(27)
Other comprehensive income (loss)	—	—	25	—	—	—
Sales	—	(91,255)	—	—	—	—
Originations	—	109,904	708	—	—	—
Principal paydowns / settlements	(1)	(1)	(2,313)	—	75	—
Asset (liability) balance, end of period	$3	$29,211	$15,236	$1,402	$(435)	$(145)
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$—	$—	$25	$—	$—	$—
At or For the Six Months Ended June 30, 2020
Asset (liability) balance, beginning of period	$433	$—	$12,813	$—	$(356)	$—
Total net gains (losses) included in:
Net income	2	—	486	—	(1)	—
Other comprehensive income (loss)	6	—	1,641	—	—	—
Principal paydowns / settlements	—	—	(3,129)	—	144	—
Asset (liability) balance, end of period	$441	$—	$11,811	$—	$(213)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$6	$—	$1,641	$—	$—	$—
At or For the Six Months Ended June 30, 2019
Asset (liability) balance, beginning of period	$4	$18,070	$16,835	$624	$(583)	$(26)
Total net gains (losses) included in:
Net income	—	534	1,365	778	—	(119)
Other comprehensive income (loss)	—	—	311	—	—	—
Sales	—	(164,693)	—	—	—	—
Originations	—	175,304	1,552	—	—	—
Principal paydowns / settlements	(1)	(4)	(4,827)	—	148	—
Asset (liability) balance, end of period	$3	$29,211	$15,236	$1,402	$(435)	$(145)
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$—	$—	$311	$—	$—	$—

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

Loan servicing rights: The fair value of loan servicing rights, categorized as Level 3, is based on a third party valuation model utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. The valuation relies on discount rates ranging from 10% to 15% and prepayment speeds ranging from 9% to 25%. Loan servicing rights are recorded at the lower of cost or fair value.

Other Real Estate Owned: The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value and include discount rates ranging from 10% to 30%. Assets acquired through foreclosure are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned.

Repossessed and Returned Assets: The fair value of repossessed and returned assets, categorized as Level 2 or Level 3 depending on the underlying asset type, are based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through repossession or returned to TCF are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to repossessed and returned assets.

The balances of assets measured at fair value on a non-recurring basis were as follows. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

(In thousands)	Level 1	Level 2	Level 3	Total
At June 30, 2020
Loans and leases	$—	$—	$244,943	$244,943
Loan servicing rights	—	—	38,816	38,816
Other real estate owned	—	—	17,647	17,647
Repossessed and returned assets	—	8,259	—	8,259
Total non-recurring fair value measurements	$—	$8,259	$301,406	$309,665
At December 31, 2019
Loans and leases	$—	$—	$141,199	$141,199
Loan servicing rights	—	—	56,298	56,298
Other real estate owned	—	—	17,577	17,577
Repossessed and returned assets	—	6,968	—	6,968
Total non-recurring fair value measurements	$—	$6,968	$215,074	$222,042

Fair Value Option

The Corporation has elected the fair value option for residential mortgage loans held-for-sale. This election facilitates the offsetting of changes in fair value of the loans held-for-sale and the derivative financial instruments used to economically hedge them. The difference between the aggregate fair value and aggregate unpaid principal balance of these loans held-for-sale was as follows:

(In thousands)	June 30, 2020	December 31, 2019
Fair value carrying amount	$458,553	$91,202
Aggregate unpaid principal amount	434,894	88,192
Fair value carrying amount less aggregate unpaid principal	$23,659	$3,010

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on nonaccrual status at June 30, 2020 and December 31, 2019. The net gain from initial measurement of the loans held-for-sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $32.4 million and $47.7 million for the three and six months ended June 30, 2020 and $3.7 million and $5.9 million for the same periods in 2019, and are included in net gains on sales of loans and leases. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of loans and leases.

Disclosures about Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at June 30, 2020 and December 31, 2019 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of TCF's financial instruments, the estimates of fair value are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value and financial instruments recorded at fair value on a recurring basis, are included below. This information represents only a portion of the Consolidated Statements of Financial Condition not recorded in their entirety on a recurring basis and not the estimated value of the Corporation as a whole. Non-financial instruments such as the intangible value of the Corporation's branches and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from the Corporation's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of the Corporation.

	At June 30, 2020
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$386,483	$—	$386,483	$—	$386,483
Investment securities held-to-maturity	130,101	—	137,435	3,672	141,107
Loans and leases held-for-sale	74,246	—	75,746	1,887	77,633
Net loans(1)	32,386,349	—	—	32,701,958	32,701,958
Securitization receivable(2)	19,818	—	—	19,690	19,690
Deferred fees on commitments to extend credit(2)	21,441	—	21,441	—	21,441
Total financial instrument assets	$33,018,438	$—	$621,105	$32,727,207	$33,348,312
Financial instrument liabilities
Certificates of deposits	$7,142,996	$—	$7,171,519	$—	$7,171,519
Long-term borrowings	936,908	—	940,617	—	940,617
Total financial instrument liabilities	$8,079,904	$—	$8,112,136	$—	$8,112,136

(1)	Expected credit losses are included in the carrying amount and estimated fair value.

(2)	Carrying amounts are included in other assets.

(3)	Carrying amounts are included in other liabilities.

	At December 31, 2019
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$442,440	$—	$442,440	$—	$442,440
Investment securities held-to-maturity	139,445	—	141,168	3,676	144,844
Loans held-for-sale	108,584	—	110,252	2,273	112,525
Net loans(1)	31,699,285	—	—	31,804,513	31,804,513
Securitization receivable(2)	19,689	—	—	19,466	19,466
Deferred fees on commitments to extend credit(2)	19,300	—	19,300	—	19,300
Total financial instrument assets	$32,428,743	$—	$713,160	$31,829,928	$32,543,088
Financial instrument liabilities
Certificates of deposits	$7,455,556	$—	$7,460,577	$—	$7,460,577
Long-term borrowings	2,354,448	—	2,368,469	—	2,368,469
Deferred fees on standby letters of credit(3)	56	—	56	—	56
Total financial instrument liabilities	$9,810,060	$—	$9,829,102	$—	$9,829,102

(1)	Expected credit losses are included in the carrying amount and estimated fair value.

(2)	Carrying amounts are included in other assets.

(3)	Carrying amounts are included in other liabilities.

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

	Three Months Ended June 30, 2020
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$18,812	$1,157	$—	$2,863	$22,832
Wealth management revenue	266	—	—	5,940	6,206
Card and ATM revenue	18,223	15	—	2,398	20,636
Other noninterest income	16,480	2,573	32	64,295	83,380
Total	$53,781	$3,745	$32	$75,496	$133,054

	Three Months Ended June 30, 2019
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$26,707	$1,135	$—	$—	$27,842
Card and ATM revenue	20,475	—	—	21	20,496
Other noninterest income	348	2,103	3,051	55,878	61,380
Total	$47,530	$3,238	$3,051	$55,899	$109,718

	Six Months Ended June 30, 2020
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$49,030	$2,551	$—	$5,848	$57,429
Wealth management revenue	27	—	—	12,330	12,357
Card and ATM revenue	37,404	41	—	4,876	42,321
Other noninterest income	20,301	4,537	(688)	133,760	157,910
Total	$106,762	$7,129	$(688)	$156,814	$270,017

	Six Months Ended June 30, 2019
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$51,900	$2,196	$—	$24	$54,120
Card and ATM revenue	39,105	1,303	—	(1,253)	39,155
Other noninterest income	850	5,316	6,846	106,935	119,947
Total	$91,855	$8,815	$6,846	$105,706	$213,222

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

Note 18.  Share-based Compensation

The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to directors and certain officers of the Corporation.

Before the Merger, Chemical and Legacy TCF granted share-based awards under their respective share-based compensation plans, including the Chemical Stock Incentive Plan of 2019 (the "Stock Incentive Plan of 2019”") and the TCF Financial 2015 Omnibus Incentive Plan (the "Legacy TCF Omnibus Incentive Plan"). At June 30, 2020, there were 1,419,595 shares reserved for issuance under the Legacy TCF Omnibus Incentive Plan and there were 1,181,039 shares reserved for issuance under the Stock Incentive Plan of 2019.

The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. Compensation expense for share-based awards, including the merger-related share-based compensation expense was $12.7 million and $21.7 million for the three and six months ended June 30, 2020, respectively, and $2.4 million and $3.9 million for the same period in 2019, respectively. The excess tax realized from share-based compensation transactions during the three and six months ended June 30, 2020 was an expense of $1.8 million and $1.1 million, respectively, and a benefit of $602 thousand and $1.3 million for the same period in 2019, respectively.

Restricted Stock Units

The Corporation can grant performance-based restricted stock units ("PRSUs") and time-based restricted stock units ("TRSUs") (collectively referred to as "RSUs") under the Stock Incentive Plan of 2019 and the Legacy TCF Omnibus Incentive Plan; provided, that, RSUs granted under the Legacy TCF Omnibus Incentive Plan may only be granted to employees who previously were employees of Legacy TCF. At June 30, 2020, there were 426,868 PRSUs outstanding dependent on achieving certain performance target levels and the grantee completing the requisite service period. The TRSUs vest upon satisfaction of a service condition. Upon achievement of the performance target level and/or satisfaction of a service condition, as applicable, the TRSUs are converted into shares of TCF Financial's common stock on a one-to-one basis and the PRSUs are converted into shares of TCF Financial's common stock in accordance with the achievement of the performance target (ranging from 0% to 150% of the granted PRSUs). Compensation expense related to RSUs is recognized over the expected requisite performance or service period, as applicable.

A summary of the activity for RSUs at and for the six months ended June 30, 2020 is presented below:

	Number of Units	Weighted-average Grant Date Fair Value Per Unit
Outstanding at December 31, 2019	1,511,820	$44.49
Granted	1,430,459	24.93
Forfeited/canceled	(7,082)	50.60
Vested	(331,065)	46.10
Outstanding at June 30, 2020	2,604,132	$33.52

Unrecognized compensation expense related to RSUs totaled $61.3 million at June 30, 2020 and is expected to be recognized over the remaining weighted-average period of 2.8 years.

Restricted Stock Awards

The Corporation's restricted stock award transactions were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Outstanding at December 31, 2019	888,305	$40.67
Granted	54,040	25.91
Forfeited/canceled	(4,786)	39.62
Vested	(357,810)	41.14
Outstanding at June 30, 2020	579,749	$38.71

At June 30, 2020, there were no shares of performance-based restricted stock awards outstanding. Unrecognized stock compensation expense for restricted stock awards was $14.2 million at June 30, 2020 with a weighted-average remaining amortization period of 2.0 years.

The following table provides information regarding total expense for restricted stock awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Restricted stock expense related to employees(1)	$5,670	$—	$10,394	$—
Restricted stock expense related to directors(2)	214	—	214	—
Total restricted stock expense	$5,884	$—	$10,608	$—

(1)	Included in "Compensation and employee benefits" in the Consolidated Statements of Income.

(2)	Included in "Other noninterest expense" in the Consolidated Statements of Income.

Stock Options

A summary of activity for the Corporation's stock options at and for the six months ended June 30, 2020 is presented below:

	Non-Vested Stock Options Outstanding		Stock Options Outstanding
	Number of Options	Weighted-average Exercise Price	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2019	120,809	$39.63	495,165	$29.48
Exercised	—	—	(82,276)	22.03
Forfeited/canceled	(3,173)	39.00	—	—
Expired	—	—	(36,202)	34.27
Vested	(55,568)	38.25	55,568	38.25
Outstanding at June 30, 2020	62,068	$40.89	432,255	$31.63
Exercisable/vested at June 30, 2020			432,255	$31.63

The weighted-average remaining contractual term was 4.1 years for all outstanding stock options and 3.9 years for exercisable stock options at June 30, 2020.

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

The Board of Directors of Legacy TCF approved the termination of the Legacy TCF Pension Plan effective November 1, 2019. The Legacy TCF Pension Plan was fully funded as of June 30, 2020. The weighted-average interest crediting rate was 2.05% as of June 30, 2020. TCF does not consolidate the assets and liabilities associated with the Legacy TCF Pension Plan.

The termination of the Chemical Pension Plan was approved effective August 31, 2019. The discount rate was adjusted to 3.48% based on the remeasurement of the Chemical Pension Plan required due to the Merger and the termination. At the time of the Merger, as a result of the termination, the Corporation recognized a prepaid asset representing the funded status of the Chemical Pension Plan, net of estimated settlement costs, and the balance previously recorded in accumulated other comprehensive income was eliminated. The purchase accounting adjustment, as a result of the Merger, was reported in goodwill. The Chemical Pension Plan was fully funded as of June 30, 2020.

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

401(k) Savings Plans

The TCF 401K Plan (the "TCF 401K"), a qualified postretirement benefit and employee stock ownership plan provides, and until December 31, 2019 the Chemical Financial Corporation 401K Savings Plan (the "Chemical 401K"), a qualified postretirement benefit plan provided the option to invest in TCF common stock. Effective December 31, 2019, the Chemical 401K merged with and into the TCF 401K. All participant balances remaining in the Chemical 401K were transferred into the TCF 401K on December 31, 2019.

Nonqualified Supplemental Retirement Plans

The TCF 401K Supplemental Plan (the "Legacy TCF SERP") and the TCF Financial Corporation Deferred Compensation Plan (the "TCF Deferred Compensation Plan") are both defined as nonqualified supplemental retirement plans. Effective January 1, 2020, the Legacy TCF SERP no longer receives new contributions from the Corporation or participants. The Legacy TCF SERP's assets, which include investments in TCF common stock, are held in trust and included in equity in the other line item.

Net Periodic Benefit

The net periodic benefit plan (income) cost included in other noninterest expense for defined benefit pension plans and postretirement benefit plans were as follows:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest cost	$946	$264	$1,892	$528
Return on plan assets	(772)	(137)	(1,729)	(274)
Net periodic benefit plan (income) cost	$174	$127	$163	$254

	Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest cost	$35	$30	$71	$60
Service cost	—	—	1	—
Amortization of prior service cost	(11)	(11)	(23)	(23)
Net periodic benefit plan (income) cost	$24	$19	$49	$37

TCF made no cash contributions to the defined benefit pension plans during the three and six months ended June 30, 2020 and 2019. TCF contributed $0.1 million and $0.1 million to the Legacy TCF Postretirement Plan during the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively. TCF made no contributions to the Chemical Postretirement Benefit Plan during both the three and six months ended June 30, 2020 and 2019.

The TCF 401K allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred and/or after-tax basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). TCF matches the contributions of all participants at a rate of $1 per dollar for employees to a maximum company contribution of 5% of the employee's covered compensation per pay period subject to the annual covered compensation limitation imposed by the IRS. Employee contributions and matching contributions vest immediately. The Corporation match under the TCF 401K was $5.3 million and $11.8 million for the three and six months ended June 30, 2020, respectively, compared to $2.7 million and $7.1 million for the three and six months ended June 30, 2019, respectively. Dividends on TCF's common shares held in the TCF 401K are reinvested in such fund or, at the election of the participant, may be paid in cash to the participant.

Effective January 1, 2020, the TCF Deferred Compensation Plan (previously the Chemical Deferred Compensation Plan), a nonqualified supplemental retirement plan, was amended to allow certain employees to contribute up to 60% of their salary and up to 85% of bonus compensation. The amounts deferred under this plan are invested in a selection of mutual funds.

Note 20.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Basic earnings per common share
Net income attributable to TCF Financial Corporation	$23,764	$90,427	$75,663	$160,921
Preferred stock dividends	2,494	2,494	4,987	4,987
Net income available to common shareholders	21,270	87,933	70,676	155,934
Less: Earnings allocated to participating securities	—	17	—	30
Earnings allocated to common stock	$21,270	$87,916	$70,676	$155,904
Weighted-average common shares outstanding used in basic earnings per common share calculation	151,613,126	82,298,920	151,757,742	82,272,396
Basic earnings per common share	$0.14	$1.07	$0.47	$1.89
Diluted earnings per common share
Earnings allocated to common stock	$21,270	$87,916	$70,676	$155,904
Weighted-average common shares outstanding used in basic earnings per common share calculation	151,613,126	82,298,920	151,757,742	82,272,396
Net dilutive effect of:
Non-participating restricted stock	10,374	—	6,924	—
Stock options	36,639	—	72,560	—
Weighted-average common shares outstanding used in diluted earnings per common share calculation	151,660,139	82,298,920	151,837,226	82,272,396
Diluted earnings per common share	$0.14	$1.07	$0.47	$1.89
Anti-dilutive shares outstanding not included in the computation of diluted earnings per common share
Non-participating restricted stock	2,702,972	914,459	2,962,872	914,459
Stock options	358,522	—	259,900	—

Note 21. Other Noninterest Income and Expense

Other noninterest income and expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Other Noninterest Income
Gain on branch sales(1)	$14,717	$—	$14,717	$—
Loan servicing rights impairment	(8,858)	—	(17,094)	—
Other	8,266	5,373	30,085	11,997
Total other noninterest income	$14,125	$5,373	$27,708	$11,997

Other Noninterest Expense
Outside processing	$12,804	$5,917	$26,717	$11,391
Loan and lease expense	8,356	3,374	16,139	6,663
Professional fees	5,628	5,385	12,197	10,913
Advertising and marketing	4,463	5,273	12,840	12,128
FDIC insurance	6,742	2,492	13,301	5,410
Card processing and issuance costs	5,831	4,183	14,521	8,691
Other	29,682	26,302	66,537	51,809
Total other noninterest expense	$73,506	$52,926	$162,252	$107,005

(1) Represents the completion of the sale of seven branches in conjunction with deposits associated with those branches.

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

Certain information for each of the Corporation's reportable segments, including reconciliations of the consolidated totals, was as follows:

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Three Months Ended June 30, 2020
Net interest income	$206,285	$169,473	$2,601	$378,359
Provision (benefit) for credit losses	(10,924)	89,650	—	78,726
Net interest income after provision for credit losses	217,209	79,823	2,601	299,633
Noninterest income	85,276	43,831	3,947	133,054
Noninterest expense	207,319	105,324	87,598	400,241
Income tax expense (benefit)	15,752	3,440	(12,979)	6,213
Income (loss) after income tax expense (benefit)	79,414	14,890	(68,071)	26,233
Income attributable to non-controlling interest	—	2,469	—	2,469
Preferred stock dividends	—	—	2,494	2,494
Net income (loss) available to common shareholders	79,414	12,421	(70,565)	21,270
Total assets	$14,694,025	$24,318,452	$11,049,983	$50,062,460
Revenues from external customers
Interest income	$143,666	$252,825	$41,879	$438,370
Noninterest income	85,276	43,831	3,947	133,054
Total	$228,942	$296,656	$45,826	$571,424
At or For the Three Months Ended June 30, 2019
Net interest income	$138,094	$96,726	$19,237	$254,057
Provision for credit losses	4,691	8,878	—	13,569
Net interest income after provision for credit losses	133,403	87,848	19,237	240,488
Noninterest income	66,163	42,455	1,100	109,718
Noninterest expense	152,757	80,892	3,200	236,849
Income tax expense (benefit)	10,971	10,340	(1,997)	19,314
Income after income tax expense (benefit)	35,838	39,071	19,134	94,043
Income attributable to non-controlling interest	—	3,616	—	3,616
Preferred stock dividends	—	—	2,494	2,494
Net income available to common shareholders	35,838	35,455	16,640	87,933
Total assets	$7,713,169	$12,865,821	$4,047,840	$24,626,830
Revenues from external customers
Interest income	$105,487	$179,350	$25,944	$310,781
Noninterest income	66,163	42,455	1,100	109,718
Total	$171,650	$221,805	$27,044	$420,499

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Six Months Ended June 30, 2020
Net interest income	$400,117	$355,459	$24,264	$779,840
Provision for credit losses	33,445	142,224	—	175,669
Net interest income after provision for credit losses	366,672	213,235	24,264	604,171
Noninterest income	166,690	99,604	3,723	270,017
Noninterest expense	436,178	219,779	118,883	774,840
Income tax expense (benefit)	17,734	19,746	(18,181)	19,299
Income (loss) after income tax expense (benefit)	79,450	73,314	(72,715)	80,049
Income attributable to non-controlling interest	—	4,386	—	4,386
Preferred stock dividends	—	—	4,987	4,987
Net income (loss) available to common shareholders	79,450	68,928	(77,702)	70,676
Total assets	$14,694,025	$24,318,452	$11,049,983	$50,062,460
Revenues from external customers
Interest income	$290,335	$551,685	$91,742	$933,762
Noninterest income	166,690	99,604	3,723	270,017
Total	$457,025	$651,289	$95,465	$1,203,779
At or For the Six Months Ended June 30, 2019
Net interest income	$278,796	$193,411	$36,279	$508,486
Provision for credit losses	11,917	11,774	—	23,691
Net interest income after provision for credit losses	266,879	181,637	36,279	484,795
Noninterest income	126,666	84,954	1,602	213,222
Noninterest expense	309,278	164,305	16,341	489,924
Income tax expense (benefit)	19,712	22,099	(1,210)	40,601
Income after income tax expense (benefit)	64,555	80,187	22,750	167,492
Income attributable to non-controlling interest	—	6,571	—	6,571
Preferred stock dividends	—	—	4,987	4,987
Net income available to common shareholders	64,555	73,616	17,763	155,934
Total assets	$7,713,169	$12,865,821	$4,047,840	$24,626,830
Revenues from external customers
Interest income	$216,172	$353,741	$47,762	$617,675
Noninterest income	126,666	84,954	1,602	213,222
Total	$342,838	$438,695	$49,364	$830,897

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

Financial instruments with off-balance sheet risk were as follows:

(In thousands)	At June 30, 2020	At December 31, 2019
Commitments to extend credit:
Commercial	$4,784,205	$5,743,072
Consumer	2,243,985	2,305,096
Total commitments to extend credit	7,028,190	8,048,168
Standby letters of credit and guarantees on industrial revenue bonds	116,490	129,192
Total	$7,144,680	$8,177,360

Commitments to Extend Credit: Commitments to extend credit are agreements to lend provided there is no violation of any condition in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a certain amount of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral to secure any funding of these commitments predominantly consists of residential and commercial real estate mortgages.

Standby Letters of Credit and Guarantees on Industrial Revenue Bonds: Standby letters of credit and guarantees on industrial revenue bonds are conditional commitments issued by the Corporation guaranteeing the performance of a customer to a third party. These conditional commitments expire in various years through 2039. The majority of these standby letters of credit are collateralized. Collateral held consists primarily of commercial real estate mortgages. Since the conditions under which the Corporation is required to fund these commitments may not materialize, the cash requirements are expected to be less than the total outstanding commitments.

Contingencies and Guarantees The Corporation has originated and sold certain loans, and additionally acquired the potential liability for loans originated and sold by merged or acquired entities, for which the buyer has limited recourse to the Corporation in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $8.0 million and $6.2 million at June 30, 2020 and December 31, 2019, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $7.9 million and $6.0 million at June 30, 2020 and December 31, 2019, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At both June 30, 2020 and December 31, 2019, the Corporation had recorded a liability of $0.1 million, in connection with the recourse agreements, in other liabilities.

In addition, the Corporation acquired, through the Merger, certain Small Business Administration ("SBA") guaranteed loans in which the guaranteed portion had been sold to a third party investor. In the event these loans default and the SBA guaranty is no longer intact (i.e. an issue is found to have occurred during the origination or the liquidation of the loans) the Corporation would be liable to make the loan whole to the third party investor. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of default by the borrower was $14.3 million and $16.7 million at June 30, 2020 and December 31, 2019, respectively. In the event of default, the Corporation has rights to the underlying collateral securing the loans. At June 30, 2020 and December 31, 2019, the Corporation had recorded a liability of $0.8 million and $0.9 million, respectively, in other liabilities.

Representations, Warranties and Contractual Liabilities In connection with the Corporation's residential mortgage loan sales, and the historical sales of merged or acquired entities, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type, underwriting standards and the manner in which the loans will be serviced. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. At June 30, 2020 and December 31, 2019 the liability recorded in connection with these representations and warranties was $4.6 million and $5.7 million, respectively, included in other liabilities.

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
Management's determination of the allowance for credit losses and related provision; the carrying value of acquired loans and leases, goodwill and loan servicing rights; the fair value of investment securities (including whether there is any credit impairment); and management's assumptions concerning postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on us, specifically, are also inherently uncertain.
These forward-looking statements are subject to certain risks, uncertainties and assumptions ("risk factors") that could cause actual results to differ materially from those expressed or implied in such statements, and no assurance can be given that the results in any forward-looking statement will be achieved. Any forward-looking statement speaks only as of the date on which it is made and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events, except as required by law. These factors include the factors discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading "Risk Factors" or otherwise disclosed in documents filed or furnished by us with or to the SEC after the filing of the Annual Reporting on Form 10-K, the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive: macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, financial markets and consumer and corporate customers and clients, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including TCF; a failure to manage credit risk; cyber-security breaches involving us or third parties, hacking, denial of service, loss or theft of information, or other cyber-attacks that disrupt TCF's business operations or damage its reputation; adverse developments affecting TCF's branches, including supermarket branches; inability to successfully execute on TCF's growth strategy through acquisitions or expanding existing business relationships; adverse effects related to competition from traditional competitors, non-bank providers of financial services and new technologies; failure to keep pace with technological change, including with respect to customer demands or system upgrades; risks related to developing new products, markets or lines of business; risks related to TCF's loan origination and sales activity; lack of access to liquidity or ability to raise capital that isn’t dilutive; adverse changes in monetary, fiscal or tax policies; litigation or government enforcement actions; heightened consumer protection, supervisory or regulatory practices or requirements; deficiencies in TCF's compliance programs or risk mitigation frameworks; dependence on accurate and complete information from customers and counterparties; the failure to attract and retain key employees; ineffective internal controls; soundness of other financial institutions and other counterparty risk, including the risk of default, operational disruptions, or diminished availability of counterparties who satisfy our credit quality requirements; inability to grow deposits, increase earnings and revenue, manage operating expenses, or pay and receive dividends; interruptions, systems failures information technology and telecommunications systems failures of third-party services; deficiencies in TCF's quantitative models; the effect of any negative publicity or reputational damage; technological or operational difficulties; changes in accounting standards or interpretations of existing standards; adverse federal, state or foreign tax assessments; and the effects of man-made and natural disasters, any of which may negatively affect our operations and/or our customers.
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

Through our wholly-owned bank subsidiary, TCF National Bank, a national banking association ("TCF Bank") with its main office in Sioux Falls, South Dakota, we provide a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers. As of June 30, 2020, TCF had approximately 500 branches primarily located in Michigan, Illinois and Minnesota with additional locations in Colorado, Ohio, South Dakota and Wisconsin (our "primary banking markets"). We also conduct business across all 50 states and Canada through our specialty lending and leasing businesses.

References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. TCF Financial Corporation (together with its direct and indirect subsidiaries, are referred to as "we," "us," "our," "TCF" or the "Corporation".

Supporting Team Members, Customers and Communities through the COVID-19 Pandemic and Civil Unrest

To support our team members we have:

•	Implemented health and safety policies, protocols and guidelines while ensuring adequate PPE and cleaning supplies are available at all locations in response to the COVID-19 pandemic;

•
developed a thoughtful return to work approach where team members are returning in phases based on safety guidelines and local restrictions while evaluating lessons learned and opportunities for a more flexible workspace strategy in the future; and

•
established various internal initiatives to increase awareness of diversity and inclusion issues including launching the Executive Diversity and Inclusion Council, providing executive office hours for team members to have candid discussions with leaders regarding diversity issues, required unconscious bias training for all team members and provided the opportunity for team members to connect with community thought leaders through TCF Talks: The Color Line to discuss racial equity issues held on Juneteenth.

To support our customers we have:

•
Assisted customers in response to the COVID-19 pandemic via loan and lease deferrals with $1.8 billion of unpaid principal balance on deferral status as of June 30, 2020 ($1.5 billion of commercial unpaid principal balance and $327.1 million of consumer unpaid principal balance); and

•	assisted business and commercial customers via $1.9 billion of total loans funded through the Paycheck Protection Program ("PPP").

To support our communities we have:

•
Expanded closing costs assistance program through the Heart and Home Lending Program providing up to $2 million of annualized grants to help cover closing costs for qualified low-to-moderate income home buyers;

•	partnered with Wayne County, Michigan to provide fast relief through low-interest loans to help small businesses in the Detroit area;

•	provided $700 thousand in donations to organizations that offered programs and resources to underserved communities impacted by COVID-19; and

•
committed $250 thousand for relief efforts supporting Great Lakes Bay Region community organizations and a $10 million Hardship Lending Program to support residents and business impacted by dam failures and historic flooding in the Midland, Michigan area.

The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they have impacted, and may impact in the future, the ability of individuals and small businesses to make payments, the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease consumer demand for our products and services and reduce our ability to access capital. As a result, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of our vendors. The pandemic could also result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the outbreak as well as its continuing impact on our customers, vendors, employees and the financial markets all of which are uncertain. See Part II, Item 1A, "Risk Factors - Risks related to the impact of COVID-19" for further discussion.

Merger of Equals

On August 1, 2019 (the "Merger Date"), TCF Financial Corporation, a Delaware corporation ("Legacy TCF"), merged with and into Chemical Financial Corporation, a Michigan corporation ("Chemical"), with Chemical surviving the merger (the "Merger") and being renamed TCF Financial Corporation. Immediately following the Merger, Chemical’s wholly owned bank subsidiary, Chemical Bank, a Michigan state-chartered bank, merged with and into TCF Bank, with TCF Bank surviving the Merger. Upon completion of the Merger, Chemical was renamed TCF Financial Corporation.

The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, Legacy TCF was deemed the acquirer for financial reporting purposes, even though Chemical was the legal acquirer. Accordingly, Legacy TCF's historical financial statements are the historical financial statements of the combined company for all periods before the Merger Date. Our results of operations for the first and second quarters of 2020 include the results of operations of the post-Merger combined TCF. Results for the first half of 2019 reflect only those of Legacy TCF and do not include the results of operations of Chemical. Accordingly, comparisons of our results for the second quarter of 2020 to the second quarter of 2019 and the six months ended June 30, 2020 to the six months ended June 30, 2019 may not be meaningful. The number of shares issued and outstanding, earnings per share, additional paid-in-capital and all references to share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued in the Merger. See "Note 2. Merger" of the Notes to Consolidated Financial Statements for further information.

Business Overview

Net interest income, the difference between interest income earned on loans and leases, investments securities and other earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 74.0% of our total revenue for the three months ended June 30, 2020, compared with 74.6% and 69.8% of our total revenue for the three months ended March 31, 2020 and June 30, 2019, respectively. Net interest income represented 74.3% of our total revenue for the six months ended June 30, 2020, compared with 70.5% of our total revenue for the six months ended June 30, 2019. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns and the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities. We manage the risk of changes in interest rates on our net interest income through TCF's Asset & Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Noninterest income is a significant source of our revenue and an important component of our results of operations. The significant components of noninterest income are leasing revenue, fees and service charges on deposit accounts, net gains on sales of loans and leases, card and ATM revenue, wealth management revenue and servicing fee revenue. Leasing revenue generates noninterest income primarily from operating and sales-type leases. Primary drivers of fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. Providing a wide range of consumer banking services is an integral component of our business philosophy. We sell loans, primarily secured by consumer real estate, which results in gains on sales, as well as servicing fee income. Primary drivers of gains on sales include our ability to originate loans, identify loan buyers and execute loan sales.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the three and six months ended June 30, 2020, the three months ended March 31, 2020, and the three and six months ended June 30, 2019 and on information about our financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in this report and the Consolidated Financial Statements and related notes and disclosures in our 2019 Annual Report on Form 10-K.

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

Certain accounting measurements inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We use third-party sources to assist us with developing certain estimates, assumptions and judgments regarding certain amounts reported in our Consolidated Financial Statements and accompanying notes. When using third-party sources, management remains responsible for complying with GAAP. To meet management's responsibilities, we have processes in place to develop an understanding of the third-party methodologies used and to design and implement internal controls.

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

Our significant accounting estimate related to accounting for business combinations is more fully described in the Critical Accounting Estimates section of this Management's Discussion and Analysis of Financial Condition within our audited Consolidated Financial Statements and notes thereto and additionally described in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of our adoption of CECL as of January 1, 2020, we have made updates to our allowance for credit losses accounting measurements as detailed below. We have also provided updates regarding the evaluation of goodwill impairment below.

Updates to Critical Accounting Estimates

Allowance for Credit Losses

The allowance for credit losses ("ACL") represents management's estimate of current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. The ACL includes the allowance for loan and lease losses ("ALLL") and a reserve for unfunded lending commitments ("RULC"). Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amounts and timing of expected future cash flows, adjustments for forward-looking information, estimates of losses based on measurement date credit risk characteristics and consideration of other qualitative factors, all of which may be susceptible to significant change.

Events that are not within our control, such as changes in economic conditions, could change subsequent to the end of the period covered by this Quarterly Report on Form 10-Q, and could cause the ACL to be overstated or understated. The amount of ACL is affected by net charge-offs, which decrease the ACL, and the provision for credit losses charged to earnings, which increases or decreases the ACL.

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

Given the economic deterioration due to the COVID-19 pandemic, during both the first and second quarters of 2020, we evaluated whether it was more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. We assessed economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units including Merger synergies; the market price of our common stock and other relevant events. At the conclusion of each assessment, we determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount.

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

	For the Three Months Ended			For the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Consolidated Income:
Interest income	$438,370	$495,392	$310,781	$933,762	$617,675
Interest expense	60,011	93,911	56,724	153,922	109,189
Net interest income	378,359	401,481	254,057	779,840	508,486
Noninterest income	133,054	136,963	109,718	270,017	213,222
Total revenue	511,413	538,444	363,775	1,049,857	721,708
Provision for credit losses	78,726	96,943	13,569	175,669	23,691
Noninterest expense	400,241	374,599	236,849	774,840	489,924
Income before income tax expense	32,446	66,902	113,357	99,348	208,093
Income tax expense	6,213	13,086	19,314	19,299	40,601
Income attributable to non-controlling interest	2,469	1,917	3,616	4,386	6,571
Net income attributable to TCF	23,764	51,899	90,427	75,663	160,921
Preferred stock dividends	2,494	2,493	2,494	4,987	4,987
Net income available to common shareholders	$21,270	$49,406	$87,933	$70,676	$155,934
Earnings per common share:
Basic	$0.14	$0.33	$1.07	$0.47	$1.89
Diluted	0.14	0.32	1.07	0.47	1.89
Financial Ratios:
Return on average assets ("ROAA")(1)	0.21%	0.46%	1.54%	0.33%	1.38%
Return on average common equity ("ROACE")(1)	1.56	3.64	14.27	2.59	12.86
Return on average tangible common equity ("ROATCE")(1)(2)	2.57	5.42	15.46	3.99	13.96
Net interest margin	3.33	3.73	4.46	3.52	4.52
Net interest margin (FTE)(1)(3)(4)	3.35	3.76	4.49	3.55	4.55
Dividend payout ratio	250.00	109.38	27.59	148.94	31.24
Efficiency ratio	78.26	69.57	65.11	73.80	67.88
Credit Quality Ratios:
Net charge-offs as a percentage of average loans and leases(1)	0.04	0.06	0.29	0.05	0.34
Adjusted Financial Results (non-GAAP):
Adjusted net income attributable to TCF(2)	$84,862	$89,855	$93,650	$174,717	$171,350
Adjusted diluted earnings per common share(2)	$0.54	$0.57	$1.11	$1.12	$2.02
Adjusted ROAA(1)(2)	0.70%	0.78%	1.59%	0.74%	1.46%
Adjusted ROACE(1)(2)	6.03	6.43	14.79	6.23	13.72
Adjusted ROATCE(1)(2)	8.70	9.24	16.02	8.97	14.89
Adjusted efficiency ratio (non-GAAP)(2)	59.80	58.24	61.48	58.99	63.56

(1)	Annualized.

(2)	See section entitled "Non-GAAP Financial Measures" for further information.

(3)	Net interest income on a fully tax-equivalent ("FTE") basis divided by average interest-earning assets.

(4)	Presented on a tax-equivalent basis using a 21% tax rate for each period presented.

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Consolidated Financial Condition:
Loans and leases	$35,535,824	$34,497,464
Total assets	50,062,460	46,651,553
Deposits	39,210,872	34,468,463
Borrowings	3,709,906	5,023,593
Total equity	5,658,555	5,727,241
Financial Ratios:
Common equity to assets	10.92%	11.87%
Tangible common equity as a percent of tangible assets (non-GAAP)(1)	8.22	9.01
Total risk-based capital ratio	13.47	12.70
Book value per common share	$35.91	$36.20
Tangible book value per common share (non-GAAP)(1)	26.25	26.60
Credit Quality Ratios:
Nonaccrual loans and leases as a percentage of total loans and leases(2)	0.82%	0.49%
Nonperforming assets as a percentage of total loans and leases and other real estate owned	0.94	0.59
Allowance for loan and lease losses as a percentage of total nonaccrual loans and leases	158.21	66.64
Allowance for credit losses as a percentage of total nonaccrual loans and leases	172.89	68.71
Allowance for loan and lease losses as a percentage of total loans and leases	1.30	0.33
Allowance for credit losses as a percentage of total loans and leases	1.42	0.34

(1)	See section entitled "Non-GAAP Financial Measures" for further information.

(2)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of previous purchased credit impaired loans were classified as nonaccrual loans.

Results of Operations

Performance Summary We reported net income of $23.8 million for the three months ended June 30, 2020, compared with $51.9 million for the three months ended March 31, 2020, and $90.4 million for the three months ended June 30, 2019. Merger-related expenses included in net income totaled $81.6 million for the three months ended June 30, 2020, $36.7 million for the three months ended March 31, 2020 and $4.2 million for the three months ended June 30, 2019. Notable items, on a pre-tax basis, for the three months ended June 30, 2020, included $14.2 million of gains on sales of branches, net of expense related to branch exit costs, $8.9 million of loan servicing rights impairment and $0.9 million of expense related to the sale of the Legacy TCF auto finance portfolio. Notable items, for the three months ended March 31, 2020, included $8.2 million of loan servicing rights impairment and $3.1 million of expenses related to the sale of the Legacy TCF auto finance portfolio. Adjusted net income, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, net of tax, was $84.9 million for the three months ended June 30, 2020, compared with $89.9 million for the three months ended March 31, 2020 and $93.7 million for the three months ended June 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

We reported net income of $75.7 million for the six months ended June 30, 2020, compared with $160.9 million for the six months ended June 30, 2019. Merger-related expenses included in net income totaled $118.3 million for the six months ended June 30, 2020, compared to $13.7 million for the six months ended June 30, 2019. Notable items, on a pre-tax basis, for the six months ended June 30, 2020, included $17.1 million of loan servicing rights impairment, $14.2 million of gains on sales of branches, net of expense related to branch exit costs and $4.0 million of expense related to the sale of the Legacy TCF auto finance portfolio. Adjusted net income, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, net of tax, was $174.7 million for the six months ended June 30, 2020, compared with $171.4 million for the six months ended June 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

We reported diluted earnings per common share of $0.14 for the three months ended June 30, 2020, compared with $0.32 for the three months ended March 31, 2020, and $1.07 for the three months ended June 30, 2019. For the six months ended June 30, 2020, we reported diluted earnings per common share of $0.47, compared to $1.89 for the six months ended June 30, 2019. Adjusted diluted earnings per common share, a non-GAAP financial measure that excludes merger-related expenses and notable items was $0.54 for the three months ended June 30, 2020, compared to $0.57 for the three months ended March 31, 2020 and $1.11 for the three months ended June 30, 2019. Adjusted diluted earnings per common share for the six months ended June 30, 2020 was $1.12, compared to $2.02 for the six months ended June 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The following table provides our financial ratios and the adjusted ratios (non-GAAP), which exclude merger-related expenses and notable items.

Summary of Financial Ratios
	For the Three Months Ended			For the Six Months Ended		Change From
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019	Three Months Ended				Six Months Ended
						March 31, 2020		June 30, 2019		June 30, 2019
Return on average assets ("ROAA")(1)	0.21%	0.46%	1.54%	0.33%	1.38%	(25)	bps	(133)	bps	(105)	bps
ROACE(1)	1.56	3.64	14.27	2.59	12.86	(208)		(1,271)		(1,027)
ROATCE (non-GAAP)(1)(2)	2.57	5.42	15.46	3.99	13.96	(285)		(1,289)		(997)
Efficiency ratio	78.26	69.57	65.11	73.80	67.88	869		1,315		592
Adjusted Financial Results (non-GAAP)
Adjusted ROAA(1)(2)	0.70%	0.78%	1.59%	0.74%	1.46%	(8)	bps	(89)	bps	(72)	bps
Adjusted ROACE(1)(2)	6.03	6.43	14.79	6.23	13.72	(40)		(876)		(749)
Adjusted ROATCE(1)(2)	8.70	9.24	16.02	8.97	14.89	(54)		(732)		(592)
Adjusted efficiency ratio(2)	59.80	58.24	61.48	58.99	63.56	156		(168)		(457)

(1)	Annualized.

(2)	See section entitled "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Consolidated Income Statement Analysis

Net Interest Income Net interest income was $378.4 million for the three months ended June 30, 2020, compared with $401.5 million for the three months ended March 31, 2020 and $254.1 million for the three months ended June 30, 2019. Net interest income was $779.8 million for the six months ended June 30, 2020, compared to $508.5 million for the six months ended June 30, 2019. Net interest income, our largest source of net revenue (net interest income plus noninterest income), represented 74.0% of our total revenue for the three months ended June 30, 2020, 74.6% for the three months ended March 31, 2020 and 69.8% for the three months ended June 30, 2019. Net interest income represented 74.3% of our total revenue for the six months ended June 30, 2020, compared to 70.5% for the six months ended June 30, 2019. The decrease in net interest income for the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to the full quarter impact of the Federal Reserve's rate cuts in addition to a decrease in the benefit provided by purchase accounting accretion and amortization and higher average cash balances. The increase in net interest income for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was primarily due to the increase in interest-earning assets acquired in the Merger, partially offset by the increase in interest-bearing liabilities acquired in the Merger.

Net interest income, on a fully tax-equivalent ("FTE") basis, a non-GAAP financial measure, was $381.4 million and $785.9 million for the three and six months ended June 30, 2020, respectively, compared to $404.5 million for the three months ended March 31, 2020 and $255.4 million and $511.5 million for the three and six months ended June 30, 2019, respectively. Net interest income (FTE), a non-GAAP financial measure, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt loans, leases and investment securities.

Net interest margin was 3.33% for the three months ended June 30, 2020, compared with 3.73% for the three months ended March 31, 2020 and 4.46% for the three months ended June 30, 2019. Net interest margin was 3.52% for the six months ended June 30, 2020, compared to 4.52% for the six months ended June 30, 2019. Net interest margin (FTE) was 3.35% for the three months ended June 30, 2020, compared with 3.76% for the three months ended March 31, 2020 and 4.49% for the three months ended June 30, 2019. Net interest margin (FTE) was 3.55% for the six months ended June 30, 2020, compared to 4.55% for the six months ended June 30, 2019. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, expressed as a percentage, annualized as applicable. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan, lease and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities, (iv) the level of nonaccrual loans and leases and other real estate owned, (v) the impact of modified loans and leases, and (vi) changes in customer demand for products due to economic events. The decrease in both net interest margin and net interest margin (FTE) for the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to the full quarter impact of the Federal Reserve's rate cuts in addition to a decrease in the benefit provided by purchase accounting accretion and amortization and higher average cash balances, partially offset by a lower cost of funds. The decreases in both net interest margin and net interest margin (FTE) for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was primarily due to a decrease in the yield earned on loans and leases added as a result of the lower average yields added to the portfolio through the Merger in addition to the impact of the Federal Reserve's rate cuts. Adjusted net interest margin (FTE), excluding purchase accounting accretion and amortization and the impact of PPP loans, a non-GAAP financial measure, was 3.20% for the three months ended June 30, 2020, compared to 3.53% for the three months ended March 31, 2020 and 4.49% for the three months ended June 30, 2019. Adjusted net interest margin (FTE), excluding purchase accounting accretion and amortization and the impact of PPP loans, a non-GAAP financial measure, was 3.36% for the six months ended June 30, 2020, compared to 4.55% for the six months ended June 30, 2019. See the tables following for a reconciliation of net interest margin (FTE).

The following tables present the average balances of our major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, and for the six months ended June 30, 2020 and June 30, 2019. The presentation of net interest income on a FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities.

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Yields & Rates(1)(2)	Average Balance	Interest(1)	Yields & Rates(1)(2)	Average Balance	Interest(1)	Yields & Rates(1)(2)
Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$401,532	$4,376	4.38%	$454,675	$3,152	2.79%	$112,118	$1,093	3.91%
Investment securities held-to-maturity	132,054	71	0.21	136,277	560	1.64	146,296	924	2.53
Investment securities available-for-sale:
Taxable	5,730,762	32,434	2.26	5,892,006	40,360	2.74	2,711,984	21,117	3.11
Tax-exempt(3)	743,744	5,221	2.81	773,468	5,503	2.85	222,534	1,530	2.75
Loans and leases held-for-sale	356,671	3,322	3.73	138,058	1,561	4.53	40,835	599	5.88
Loans and leases(3)(4)
Commercial and industrial	12,713,714	140,576	4.41	11,827,315	160,802	5.42	6,683,060	109,679	6.56
Commercial real estate	9,658,124	95,373	3.91	9,291,540	117,743	5.01	3,069,969	39,204	5.05
Lease financing	2,712,291	33,803	4.99	2,682,323	34,156	5.09	2,565,175	32,899	5.13
Residential mortgage	6,326,227	62,023	3.93	6,113,279	61,379	4.02	2,337,818	28,665	4.91
Consumer installment	1,459,446	17,703	4.88	1,517,412	19,742	5.23	1,586,633	22,262	5.63
Home equity	3,509,107	45,314	5.19	3,514,278	51,103	5.85	2,997,050	51,588	6.90
Total loans and leases(3)(4)	36,378,909	394,792	4.33	34,946,147	444,925	5.08	19,239,705	284,297	5.91
Interest-bearing deposits with banks and other	1,587,665	1,186	0.30	538,971	2,314	1.72	280,075	2,557	3.64
Total interest-earning assets	45,331,337	441,402	3.88	42,879,602	498,375	4.64	22,753,547	312,117	5.48
Other assets	4,384,779			4,105,824			1,730,275
Total assets	$49,716,116			$46,985,426			$24,483,822
Liabilities and Equity:
Noninterest-bearing deposits	$9,830,687			$7,929,933			$3,980,811
Interest-bearing deposits:
Checking	6,649,288	2,329	0.14	5,990,309	5,830	0.39	2,479,814	440	0.07
Savings	9,082,184	8,930	0.40	8,589,815	13,669	0.64	6,452,510	12,314	0.77
Money market	5,380,547	8,782	0.66	4,792,248	14,855	1.25	1,430,556	4,588	1.29
Certificates of deposit	7,491,502	26,744	1.44	7,329,632	33,065	1.81	4,527,822	23,304	2.06
Total interest-bearing deposits	28,603,521	46,785	0.66	26,702,004	67,419	1.02	14,890,702	40,646	1.09
Total deposits	38,434,208	46,785	0.49	34,631,937	67,419	0.78	18,871,513	40,646	0.86
Borrowings:
Short-term borrowings	3,016,490	4,085	0.54	2,689,262	10,582	1.56	321,043	2,131	2.63
Long-term borrowings	1,072,394	9,141	3.40	2,608,204	15,910	2.42	1,657,527	13,946	3.34
Total borrowings	4,088,884	13,226	1.29	5,297,466	26,492	1.98	1,978,570	16,077	3.23
Total interest-bearing liabilities	32,692,405	60,011	0.74	31,999,470	93,911	1.18	16,869,272	56,723	1.34
Total deposits and borrowings	42,523,092	60,011	0.57	39,929,403	93,911	0.94	20,850,083	56,723	1.09
Other liabilities	1,534,769			1,425,536			969,723
Total liabilities	44,057,861			41,354,939			21,819,806
Total TCF Financial Corporation shareholders' equity	5,630,133			5,605,159			2,634,386
Non-controlling interest in subsidiaries	28,122			25,328			29,630
Total equity	5,658,255			5,630,487			2,664,016
Total liabilities and equity	$49,716,116			$46,985,426			$24,483,822
Net interest spread (FTE)			3.31			3.70			4.39
Net interest income (FTE) and net interest margin (FTE)		$381,391	3.35		$404,464	3.76		$255,394	4.49
Reconciliation of Net Interest Income (FTE) and Net Interest Margin (FTE)
Net interest income and net interest margin (GAAP)		$378,359	3.33%		$401,481	3.73%		$254,057	4.46%
Adjustments for taxable equivalent interest(1)(3)
Loans and leases		$1,966			$1,829			$1,015
Tax-exempt investment securities		1,066			1,154			322
Total FTE adjustments		3,032			2,983			1,337
Net interest income (FTE) and net interest margin (FTE)		$381,391	3.35%		$404,464	3.76%		$255,394	4.49%

(1)	Interest and yields are presented on a FTE basis.

(2)	Annualized.

(3)	The yield on tax-exempt loans, leases and investment securities available-for-sale is computed on a FTE basis using a statutory federal income tax rate of 21%.

(4)	Average balances of loans and leases include nonaccrual loans and leases and are presented net of unearned income.

	Six Months Ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$428,103	$7,528	3.54%	$108,646	$2,054	3.81%
Investment securities held-to-maturity	134,166	631	0.94	146,922	1,459	1.99
Investment securities available-for-sale:
Taxable	5,811,384	72,794	2.51	2,418,222	37,248	3.08
Tax-exempt(3)	758,606	10,724	2.83	368,951	4,927	2.67
Loans and leases held-for-sale	247,364	4,883	3.95	47,980	1,424	5.97
Loans and leases(3)(4)
Commercial and industrial	12,270,514	301,378	4.90	6,589,631	216,395	6.59
Commercial real estate	9,474,832	213,116	4.45	2,994,221	76,941	5.11
Lease financing	2,697,307	67,959	5.04	2,546,364	65,283	5.13
Residential mortgage	6,219,753	123,402	3.97	2,341,827	58,123	4.99
Consumer installment	1,488,429	37,445	5.06	1,718,987	47,762	5.60
Home equity	3,511,693	96,417	5.52	3,022,449	104,040	6.94
Total loans and leases(3)(4)	35,662,528	839,717	4.70	19,213,479	568,544	5.94
Interest-bearing deposits with banks and other	1,063,319	3,500	0.66	270,867	5,078	3.75
Total interest-earning assets	44,105,470	939,777	4.25	22,575,067	620,734	5.52
Other assets	4,245,301			1,721,355
Total assets	$48,350,771			$24,296,422
Liabilities and Equity:
Noninterest-bearing deposits	$8,880,310			$3,950,447
Interest-bearing deposits:
Checking	6,319,799	8,159	0.26	2,468,852	827	0.07
Savings	8,836,000	22,599	0.51	6,353,800	22,984	0.73
Money market	5,086,397	23,637	0.93	1,460,427	9,041	1.25
Certificates of deposit	7,410,567	59,809	1.62	4,574,710	45,402	2.00
Total interest-bearing deposits	27,652,763	114,204	0.83	14,857,789	78,254	1.06
Total deposits	36,533,073	114,204	0.63	18,808,236	78,254	0.84
Borrowings:
Short-term borrowings	2,852,876	14,667	1.02	307,347	4,088	2.65
Long-term borrowings	1,840,299	25,051	2.71	1,579,613	26,847	3.39
Total borrowings	4,693,175	39,718	1.68	1,886,960	30,935	3.27
Total interest-bearing liabilities	32,345,938	153,922	0.95	16,744,749	109,189	1.31
Total deposits and borrowings	41,226,248	153,922	0.75	20,695,196	109,189	1.06
Other liabilities	1,480,152			979,359
Total liabilities	42,706,400			21,674,555
Total TCF Financial Corp. shareholders' equity	5,617,646			2,594,778
Non-controlling interest in subsidiaries	26,725			27,089
Total equity	5,644,371			2,621,867
Total liabilities and equity	$48,350,771			$24,296,422
Net interest spread (FTE)			3.50			4.46
Net interest income (FTE) and net interest margin (FTE)		$785,855	3.55		$511,545	4.55
Reconciliation of Net Interest Income (FTE) and Net Interest Margin (FTE)
Net interest income and net interest margin (GAAP)		$779,840	3.52%		$508,486	4.52%
Adjustments for taxable equivalent interest(1)(3)
Loans and leases		3,795			2,024
Tax-exempt investment securities		2,220			1,035
Total FTE adjustments		6,015			3,059
Net interest income (FTE) and net interest margin (FTE)		$785,855			$511,545

(1)	Interest and yields are presented on a FTE basis.

(2)	Annualized.

(3)	The yield on tax-exempt loans, leases and investment securities available-for-sale is computed on a FTE basis using a statutory federal income tax rate of 21%.

(4)	Average balances of loans and leases include nonaccrual loans and leases and are presented net of unearned income.

Volume and Rate Variance Analysis

	Three Months Ended June 30, 2020 vs. March 31, 2020			Three Months Ended June 30, 2020 vs. June 30, 2019
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Total Change	Average Volume(1)	Average Yield/Rate(1)	Total Change
Changes in Interest Income on Interest-Earning Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$(405)	$1,629	$1,224	$3,137	$146	$3,283
Investment securities held-to-maturity	(17)	(472)	(489)	(82)	(771)	(853)
Investment securities available-for-sale:
Taxable	(1,078)	(6,848)	(7,926)	18,350	(7,033)	11,317
Tax-exempt	(74)	(208)	(282)	3,658	33	3,691
Loans and leases held-for-sale	2,082	(321)	1,761	3,019	(296)	2,723
Loans and leases	17,676	(67,809)	(50,133)	202,250	(91,755)	110,495
Interest-bearing deposits with banks and other	1,910	(3,038)	(1,128)	2,780	(4,151)	(1,371)
Total interest-earning assets	$20,094	$(77,067)	$(56,973)	$233,112	$(103,827)	$129,285
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$581	$(4,082)	$(3,501)	$1,191	$698	$1,889
Savings	744	(5,483)	(4,739)	3,883	(7,267)	(3,384)
Money market	1,646	(7,719)	(6,073)	7,368	(3,174)	4,194
Certificates of deposit	715	(7,036)	(6,321)	11,993	(8,553)	3,440
Interest-bearing deposits	3,686	(24,320)	(20,634)	24,435	(18,296)	6,139
Short-term borrowings	1,154	(7,651)	(6,497)	4,882	(2,928)	1,954
Long-term borrowings	(11,623)	4,854	(6,769)	(5,047)	242	(4,805)
Total interest-bearing liabilities	$(6,783)	$(27,117)	$(33,900)	$24,270	$(20,982)	$3,288
Total change in net interest income (FTE)(2)	$26,877	$(49,950)	$(23,073)	$208,842	$(82,845)	$125,997

(1)	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2)	FTE basis using a federal income tax rate of 21%. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

	Six Months Ended June 30, 2020 vs. June 30, 2019
	Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Total Change
Changes in Interest Income on Interest-Earning Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$5,594	$(120)	$5,474
Investment securities held-to-maturity	(117)	(711)	(828)
Investment securities available-for-sale:
Taxable	43,650	(8,104)	35,546
Tax-exempt	5,492	305	5,797
Loans and leases held-for-sale	4,088	(629)	3,459
Loans and leases	409,396	(138,223)	271,173
Interest-bearing deposits with banks and other	5,317	(6,895)	(1,578)
Total interest-earning assets	$473,420	$(154,377)	$319,043
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing deposits:
Checking	$2,578	$4,754	$7,332
Savings	7,457	(7,842)	(385)
Money market	17,275	(2,679)	14,596
Certificates of deposit	23,950	(9,543)	14,407
Interest-bearing deposits	51,260	(15,310)	35,950
Short-term borrowings	14,553	(3,974)	10,579
Long-term borrowings	4,069	(5,865)	(1,796)
Total interest-bearing liabilities	$69,882	$(25,149)	$44,733
Total change in net interest income (FTE)(2)	$403,538	$(129,228)	$274,310

(1)	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2)	FTE basis using a federal income tax rate of 21%. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

Provision for Credit Losses The provision for credit losses was $78.7 million for the three months ended June 30, 2020, compared with $96.9 million for the three months ended March 31, 2020 and $13.6 million for the three months ended June 30, 2019. The provision for credit losses was $175.7 million for the six months ended June 30, 2020, compared with $23.7 million for the six months ended June 30, 2019. The decrease in the three months ended June 30, 2020 from the three months ended March 31, 2020 was primarily due to a decrease in loan originations excluding PPP loans. The PPP loans are individually guaranteed by the Small Business Administration and therefore the accounting under CECL does not require reserves to be recorded on such loans. The increase in both the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, was primarily due to high levels of change in both current and forecasted macroeconomic conditions, which are impacted by the COVID-19 pandemic and was additionally impacted by the adoption of CECL at January 1, 2020. Prior to the adoption of CECL on January 1, 2020, the allowance for credit losses was calculated under an incurred loss model which delayed recognition of loss until it was probable the loss had been incurred. The accounting under CECL considers current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset and considers expected future changes in macroeconomic conditions. In addition, as a result of the adoption of CECL, the provision for credit losses now includes the provision for unfunded lending commitments that was previously included within other noninterest expense. The provision for unfunded lending commitments was $20.6 million for the three months ended June 30, 2020 and $4.0 million for the three months ended March 31, 2020. The provision for unfunded lending commitments was $24.6 million for the six months ended June 30, 2020. The increase in the provision for unfunded lending commitments in the three and six months ended June 30, 2020, compared to the prior periods, was primarily due to high levels of change in both current and forecasted macroeconomic conditions, which are impacted by the COVID-19 pandemic and was additionally impacted by a decrease in line utilization. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses, which is a critical accounting estimate. Additional deterioration in macroeconomic conditions could result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn in future periods.

An analysis of the allowance for credit losses is presented under "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis.

Noninterest Income The components of noninterest income were as follows:

	Three Months Ended			Change from
	June 30, 2020	March 31, 2020	June 30, 2019	March 31, 2020		June 30, 2019
(Dollars in thousands)				$	% / bps	$	% / bps
Leasing revenue	$37,172	$33,565	$39,277	3,607	10.7	(2,105)	(5.4)
Fees and service charges on deposit accounts	22,832	34,597	27,842	(11,765)	(34.0)	(5,010)	(18.0)
Net gains on sales of loans and leases	29,034	20,590	11,141	8,444	41.0	17,893	160.6
Card and ATM revenue	20,636	21,685	20,496	(1,049)	(4.8)	140	0.7
Wealth management revenue	6,206	6,151	—	55	0.9	6,206	N.M.
Servicing fee revenue	3,041	6,792	4,523	(3,751)	(55.2)	(1,482)	(32.8)
Net gains on investment securities	8	—	1,066	8	N.M.	(1,058)	(99.2)
Other	14,125	13,583	5,373	542	4.0	8,752	162.9
Total noninterest income	$133,054	$136,963	$109,718	$(3,909)	(2.9)	$23,336	21.3
Total noninterest income as a percentage of total revenue	26.0%	25.4%	30.2%		60 bps		(420) bps
N.M. Not Meaningful

	Six Months Ended		Change
(Dollars in thousands)	June 30, 2020	June 30, 2019	$	%
Leasing revenue	$70,737	$77,442	$(6,705)	(8.7)%
Fees and service charges on deposit accounts	57,429	54,120	3,309	6.1
Net gains on sales of loans and leases	49,624	19,358	30,266	156.3
Card and ATM revenue	42,321	39,155	3,166	8.1
Wealth management revenue	12,357	—	12,357	N.M.
Servicing fee revenue	9,833	9,633	200	2.1
Net gains on investment securities	8	1,517	(1,509)	(99.5)
Other	27,708	11,997	15,711	131.0
Total noninterest income	$270,017	$213,222	$56,795	26.6
Total noninterest income as a percentage of total revenue	25.7%	29.5%		(380) bps
N.M. Not Meaningful

Noninterest income was $133.1 million for the three months ended June 30, 2020, compared to $137.0 million for the three months ended March 31, 2020 and $109.7 million for the three months ended June 30, 2019. Noninterest income included a $14.7 million gain on the sale of our Arizona branches and $8.9 million of loan servicing rights impairment for the three months ended June 30, 2020, compared to $8.2 million of loan servicing rights impairment for the three months ended March 31, 2020, considered notable items. The gain on sales of branches and loan servicing rights impairment are recorded within other noninterest income. Adjusted noninterest income, a non-GAAP financial measure that excludes the identified notable items, was $127.2 million for the three months ended June 30, 2020, compared to $145.2 million for the three months ended March 31, 2020 and $109.7 million for the three months ended June 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest income was $270.0 million for the six months ended June 30, 2020, compared to $213.2 million for the six months ended June 30, 2019. Noninterest income included $17.1 million of loan servicing rights impairment for the six months ended June 30, 2020 and a $14.7 million gain on the sale of our Arizona branches, considered notable items. Adjusted noninterest income, a non-GAAP financial measure that excludes the identified notable item, was $272.4 million for the six months ended June 30, 2020 compared to $213.2 million for the six months ended June 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Leasing revenue Leasing revenue was $37.2 million for the three months ended June 30, 2020, compared with $33.6 million for the three months ended March 31, 2020 and $39.3 million for the three months ended June 30, 2019. Leasing revenue was $70.7 million in the six months ended June 30, 2020, compared to $77.4 million for the six months ended June 30, 2019. Leasing revenue is impacted by changes in our operating lease revenue and sales-type lease revenue through our equipment financing activity.

Fees and service charges on deposit accounts Fees and service charges on deposit accounts were $22.8 million for the three months ended June 30, 2020, compared with $34.6 million for the three months ended March 31, 2020 and $27.8 million for the three months ended June 30, 2019. The decrease for the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was partly due to higher customer account balances maintained resulting in a decline in fees charged. The decrease for three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily attributable to higher customer account balances maintained resulting in a decline in fees charged, partially offset by incremental fees resulting from the Merger. The $3.3 million increase in fees and service charges on deposit accounts in the six months ended June 30, 2020, compared to $54.1 million for the six months ended June 30, 2019, was primarily attributable to incremental fees resulting from the Merger, partially offset by other declines in fees charged as customers maintained higher account balances.

Net gains on sales of loans and leases Net gains on sales of loans and leases were $29.0 million for the three months ended June 30, 2020, compared with $20.6 million for the three months ended March 31, 2020 and $11.1 million for the three months ended June 30, 2019. The increase for three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to an increase in residential mortgage gain on sale as demand increased during the period. The increase for three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to higher volume of consumer loans sold resulting from the Merger. The $30.3 million increase in net gains on sales of loans and leases in the six months ended June 30, 2020, compared to $19.4 million for the six months ended June 30, 2019, was primarily attributable to higher volume of consumer loans sold resulting from the Merger. We sold $554.2 million and $1.1 billion of loans and leases during the three and six months ended June 30, 2020, respectively, compared with $535.8 million during the three months ended March 31, 2020 and $307.0 million and $573.2 million during the three and six months ended June 30, 2019, respectively.

Card and ATM revenue Card and ATM revenue was $20.6 million for the three months ended June 30, 2020, compared with $21.7 million for the three months ended March 31, 2020 and $20.5 million for the three months ended June 30, 2019. The decrease for three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to a reduction in debit card and ATM activity partly related to governmental imposed restrictions on activities as a result of the COVID-19 pandemic. The increase for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to incremental revenue resulting from the Merger, partially offset by a reduction in debit card and ATM activity partly related to the COVID-19 pandemic. The $3.2 million increase in card and ATM revenue in the six months ended June 30, 2020, compared to $39.2 million for the six months ended June 30, 2019, was primarily attributable to incremental revenue resulting from the Merger, partially offset by the decline in debit card and ATM activity partly related to the COVID-19 pandemic.

Wealth management Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial fees and fees from the sale of investment products and is a revenue stream added as a result of the Merger. Revenues from wealth management were $6.2 million for both the three months ended June 30, 2020 and the three months ended March 31, 2020. For the six months ended June 30, 2020, revenues from wealth management were $12.4 million.

Servicing fee revenue Servicing fee revenue was $3.0 million for the three months ended June 30, 2020, compared with $6.8 million for the three months ended March 31, 2020 and $4.5 million for the three months ended June 30, 2019. The decrease for the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to the first quarter of 2020 including the final recognition of the transitional servicing fee revenue on the Legacy TCF auto finance portfolio that was sold in the fourth quarter of 2019. The decrease for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was primarily due to no further transitional servicing fee revenue being received on the Legacy TCF auto finance portfolio, partially offset by the incremental servicing fee revenue resulting from the Merger. The $0.2 million decrease in servicing fee revenue in the six months ended June 30, 2020, compared to $9.6 million for the six months ended June 30, 2019, was primarily attributable to no further transitional servicing fees received related to the Legacy TCF auto finance portfolio subsequent to the first quarter of 2020, partially offset by the incremental servicing fee revenue resulting from the Merger. Final transitional servicing fees were received in the first quarter of 2020 on the Legacy auto finance portfolio.

Net gains on investment securities There were $8 thousand of net gains on sales of investment securities for the three and six months ended June 30, 2020, compared with no sales for the three months ended March 31, 2020, and $1.1 million and $1.5 million of net gains on sales of investment securities for the three and six months ended June 30, 2019.

Other Other noninterest income was $14.1 million for the three months ended June 30, 2020, compared with $13.6 million for the three months ended March 31, 2020 and $5.4 million for the three months ended June 30, 2019. The increase for the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to a $14.7 million gain on the sale of our Arizona branches, partially offset by lower interest rate swap fees and market adjustments. The increase for three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to an increase in incremental revenue resulting from the Merger, partially offset by the recognition of $8.9 million of loan servicing rights impairment. The $15.7 million increase in other noninterest income in the six months ended June 30, 2020, compared to $12.0 million for the six months ended June 30, 2019, was primarily due to an increase in incremental revenue resulting from the Merger, partially offset by the recognition of $17.1 million of loan servicing rights impairment.

Noninterest Expense The components of noninterest expense were as follows:

	Three Months Ended			Change from
	June 30, 2020	March 31, 2020	June 30, 2019	March 31, 2020			June 30, 2019
(Dollars in thousands)				$	% / bps		$	% / bps
Compensation and employee benefits	$171,799	$171,528	$116,266	$271	0.2%		$55,533	47.8%
Occupancy and equipment	54,107	57,288	41,850	(3,181)	(5.6)		12,257	29.3
Lease financing equipment depreciation	18,212	18,450	19,133	(238)	(1.3)		(921)	(4.8)
Net foreclosed real estate and repossessed assets	998	1,859	2,448	(861)	(46.3)		(1,450)	(59.2)
Merger-related expenses	81,619	36,728	4,226	44,891	122.2		77,393	N.M.
Other	73,506	88,746	52,926	(15,240)	(17.2)		20,580	38.9
Total noninterest expense	$400,241	$374,599	$236,849	$25,642	6.8		$163,392	69.0
Full-time equivalent staff (at period end)	7,183	7,572	5,054	(389)	(5.1)		2,129	42.1
Efficiency ratio	78.26%	69.57%	65.11%		869	bps		1,315	bps
Adjusted efficiency ratio (non-GAAP)(1)	59.80	58.24	61.48		156			(168)
N.M. Not Meaningful

(1)	See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

	Six Months Ended		Change
(Dollars in thousands)	June 30, 2020	June 30, 2019	$	%
Compensation and employee benefits	$343,327	$240,208	$103,119	42.9%
Occupancy and equipment	111,395	83,560	27,835	33.3
Lease financing equipment depreciation	36,662	38,389	(1,727)	(4.5)
Net foreclosed real estate and repossessed assets	2,857	7,078	(4,221)	(59.6)
Merger-related expenses	118,347	13,684	104,663	N.M.
Other	162,252	107,005	55,247	51.6
Total noninterest expense	$774,840	$489,924	$284,916	58.2
Efficiency ratio	73.80%	67.88%		592	bps
Adjusted efficiency ratio, Non-GAAP(1)	58.99	63.56		(457)
N.M. Not Meaningful

(1)	See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest expense was $400.2 million for the three months ended June 30, 2020, compared to $374.6 million for the three months ended March 31, 2020 and $236.8 million for the three months ended June 30, 2019. Noninterest expense included merger-related costs of $81.6 million for the three months ended June 30, 2020, $36.7 million for the three months ended March 31, 2020 and $4.2 million for the three months ended June 30, 2019. Noninterest expense for the three months ended June 30, 2020 included $0.9 million of expense related to the sale of the Legacy TCF auto finance portfolio ($0.8 million in other noninterest expense and $0.1 million in compensation and employee benefits) and $0.6 million of expense related to branch exit costs, included in other noninterest expense, considered notable items. Noninterest expense for the three months ended March 31, 2020, included $3.1 million of expense related to the sale of the Legacy TCF auto finance portfolio ($1.6 million in occupancy and equipment expense, $0.9 million in compensation and employee benefits and $0.6 million in other noninterest expense), considered a notable item. Adjusted noninterest expense, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, was $317.2 million for the three months ended June 30, 2020, compared to $334.8 million for the three months ended March 31, 2020 and $232.6 million for the three months ended June 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest expense was $774.8 million for the six months ended June 30, 2020, compared to $489.9 million for the six months ended June 30, 2019. Noninterest expense included merger-related costs of $118.3 million for the six months ended June 30, 2020 and $13.7 million for the six months ended June 30, 2019. Noninterest expense for the six months ended June 30, 2020 included $4.0 million of expenses related to the sale of the Legacy TCF auto finance portfolio ($1.6 million included in occupancy and equipment, $1.4 million included in other noninterest expense and $1.0 million included in compensation and employee benefits) and $0.6 million of expense related to branch exit costs, included in other noninterest expense, considered notable items. Adjusted noninterest expense, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, was $652.0 million for the six months ended June 30, 2020, compared to $476.2 million for the six months ended June 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Compensation and employee benefits expense Compensation and employee benefits expense was $171.8 million for the three months ended June 30, 2020, compared with $171.5 million for the three months ended March 31, 2020 and $116.3 million for the three months ended June 30, 2019. Compensation and employee benefits expense was $343.3 million for the six months ended June 30, 2020, compared to $240.2 million for the six months ended June 30, 2019. The increases in both the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were primarily due to the staff additions resulting from the Merger and to support revenue producing loan and lease growth.

Occupancy and equipment Occupancy and equipment expense was $54.1 million for the three months ended June 30, 2020, compared with $57.3 million for the three months ended March 31, 2020 and $41.9 million for the three months ended June 30, 2019. Occupancy expense for the six months ended June 30, 2020 was $111.4 million, compared to $83.6 million for the six months ended June 30, 2019. The decrease in the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to lower maintenance and repairs expense. The increases in both the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were primarily due to the incremental operating costs associated with the Merger.

Lease financing equipment depreciation Lease financing equipment depreciation was $18.2 million for the three months ended June 30, 2020, compared with $18.5 million for the three months ended March 31, 2020 and $19.1 million for the three months ended June 30, 2019. Lease financing equipment depreciation was $36.7 million for the six months ended June 30, 2020, compared to $38.4 million for the six months ended June 30, 2019. Shifts in lease financing equipment depreciation are the result of changes in balances of leased equipment.

Merger-related expenses Merger-related expenses were $81.6 million for the three months ended June 30, 2020, compared with $36.7 million for the three months ended March 31, 2020 and $4.2 million for the three months ended June 30, 2019. Merger-related expenses were $118.3 million for the six months ended June 30, 2020, an increase of $104.6 million compared to $13.7 million for the six months ended June 30, 2019. Merger-related expenses consist primarily of employment related expenses, professional fees and merger-related branch closing expenses. We anticipate incurring a meaningful amount of merger-related expenses through the remainder of 2020.

Other noninterest expense Other noninterest expense was $73.5 million for the three months ended June 30, 2020, compared with $88.7 million for the three months ended March 31, 2020 and $52.9 million for the three months ended June 30, 2019. Other noninterest expense was $162.3 million for the six months ended June 30, 2020, compared to $107.0 million for the six months ended June 30, 2019. The increases in both the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was primarily due to the incremental operating costs associated with the Merger.

Income Tax Expense Income tax expense was $6.2 million, or 19.1% of income before income tax expense for the three months ended June 30, 2020, compared with $13.1 million, or 19.6% of income before income tax expense for the three months ended March 31, 2020 and $19.3 million, or 17.0% of income before income tax expense for the three months ended June 30, 2019. Income tax expense was $19.3 million, or 19.4% of income before income tax expense for the six months ended June 30, 2020, compared with $40.6 million, or 19.5% of income before income tax expense for the six months ended June 30, 2019. The fluctuations in our effective income tax rate reflect changes each period in the proportion of tax-exempt interest income, nondeductible expenses and credits relative to income before income tax expense. The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permits tax net operating losses from 2018, 2019 and 2020 to be carried back five years to generate refunds of previously paid income taxes and provides changes in depreciation rules for certain qualified improvement property. We are currently analyzing the potential impacts of the CARES Act related to the tax net operating losses in these periods. We have not yet recorded any related tax benefits, but continue to evaluate potential tax benefits which may be available in future quarters based on carryback capacity.

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

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Consumer Banking
Net interest income	$206,285	$193,832	$138,094	$400,117	$278,796
Provision (benefit) for credit losses	(10,924)	44,369	4,691	33,445	11,917
Net interest income after provision (benefit) for credit losses	217,209	149,463	133,403	366,672	266,879
Noninterest income	85,276	81,414	66,163	166,690	126,666
Noninterest expense	207,319	228,859	152,757	436,178	309,278
Income before income tax expense	95,166	2,018	46,809	97,184	84,267
Income tax expense	15,752	1,982	10,971	17,734	19,712
Net income available to common shareholders	79,414	36	35,838	79,450	64,555
Total assets (at period end)	$14,694,025	$14,463,055	$7,713,169	$14,694,025	$7,713,169

Consumer Banking generated net income available to common shareholders of $79.4 million for the three months ended June 30, 2020, compared with $36 thousand for the three months ended March 31, 2020 and $35.8 million for the three months ended June 30, 2019. Consumer Banking generated net income available to common shareholders of $79.5 million for the six months ended June 30, 2020, compared to $64.6 million for the six months ended June 30, 2019. The increase in the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to the initial impact of the economic downturn related to COVID-19 on the provision for credit losses in the three months ended March 31, 2020 and a decrease in noninterest expense. The increases in the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were primarily due to increases in incremental operating costs, partially offset by the incremental income resulting from the Merger. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and "Note 8. Allowance for Credit Losses and Credit Quality" of the Notes to Consolidated Financial Statements.

Commercial Banking

Commercial Banking is comprised of commercial and industrial, commercial real estate banking and lease financing. Our commercial banking strategy focuses on building full commercial relationships including originating high credit quality loans and leases and providing deposit and treasury services.

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Commercial Banking
Net interest income	$169,473	$185,986	$96,726	$355,459	$193,411
Provision for credit losses	89,650	52,574	8,878	142,224	11,774
Net interest income after provision for credit losses	79,823	133,412	87,848	213,235	181,637
Noninterest income	43,831	55,773	42,455	99,604	84,954
Noninterest expense	105,324	114,455	80,892	219,779	164,305
Income before income tax expense	18,330	74,730	49,411	93,060	102,286
Income tax expense	3,440	16,306	10,340	19,746	22,099
Income after income tax expense	14,890	58,424	39,071	73,314	80,187
Income attributable to non-controlling interest	2,469	1,917	3,616	4,386	6,571
Net income available to common shareholders	12,421	56,507	35,455	68,928	73,616
Total assets (at period end)	$24,318,452	$24,859,839	$12,865,821	$24,318,452	$12,865,821

Commercial Banking generated net income available to common shareholders of $12.4 million for the three months ended June 30, 2020, compared with $56.5 million for the three months ended March 31, 2020 and $35.5 million for the three months ended June 30, 2019. Commercial Banking generated net income available to common shareholders of $68.9 million for the six months ended June 30, 2020, compared to $73.6 million for the six months ended June 30, 2019. The decrease in the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to an increase in provision for credit losses primarily due to additional deterioration in macroeconomic conditions related to COVID-19 and a decrease in interest income as a result of the full quarter impact of the Federal Reserve's rate cuts in addition to a decrease in the benefit provided by purchase accounting accretion and amortization. The decreases in the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were primarily due to the incremental income resulting from the Merger, partially offset by an increase in provision for credit losses primarily due to additional deterioration in macroeconomic conditions related to COVID-19. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and "Note 8. Allowance for Credit Losses and Credit Quality" of the Notes to Consolidated Financial Statements.

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

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Enterprise Services
Net interest income	$2,601	$21,663	$19,237	$24,264	$36,279
Noninterest income	3,947	(224)	1,100	3,723	1,602
Noninterest expense	87,598	31,285	3,200	118,883	16,341
Income (loss) before income tax expense (benefit)	(81,050)	(9,846)	17,137	(90,896)	21,540
Income tax expense (benefit)	(12,979)	(5,202)	(1,997)	(18,181)	(1,210)
Income (loss) after income tax expense (benefit)	(68,071)	(4,644)	19,134	(72,715)	22,750
Preferred stock dividends	2,494	2,493	2,494	4,987	4,987
Net income (loss) available to common shareholders	(70,565)	(7,137)	16,640	(77,702)	17,763
Total assets (at period end)	$11,049,983	$9,271,489	$4,047,840	$11,049,983	$4,047,840

Enterprise Services generated a net loss available to common shareholders of $70.6 million for the three months ended June 30, 2020, compared with a net loss of $7.1 million for the three months ended March 31, 2020 and net income available to common shareholders of $16.6 million for the three months ended June 30, 2019. Enterprise Services generated a net loss available to common shareholders of $77.7 million for the six months ended June 30, 2020, compared to net income of $17.8 million for the six months ended June 30, 2019. The larger net loss in the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to an increase in merger-related expenses, included in noninterest expense. The decreases in the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were primarily due to an increase in merger-related expenses and other noninterest expense.

Consolidated Financial Condition Analysis

Investment Securities Total investment securities available-for-sale, at fair value, were $7.2 billion at June 30, 2020, compared with $6.7 billion at December 31, 2019. Our investment securities available-for-sale are debt securities consisting primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), and obligations of states and political subdivisions. The increase in investment securities available-for-sale was primarily due to purchases of additional residential agency mortgage-backed securities.

Total investment securities held-to-maturity were $130.1 million at June 30, 2020, compared with $139.4 million at December 31, 2019. Our investment securities held-to-maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity were as follows:

	At June 30, 2020		At December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale, at fair value
Debt securities:
Government and government-sponsored enterprises	$209,771	$210,119	$235,045	$234,385
Obligations of states and political subdivisions	810,091	838,145	852,096	863,855
Residential mortgage-backed securities	5,247,132	5,443,944	4,866,473	4,929,717
Commercial mortgage-backed securities	683,836	726,727	685,212	691,614
Corporate debt and trust preferred securities	453	438	451	430
Total investment securities available-for-sale	6,951,283	7,219,373	6,639,277	6,720,001
Investment securities held-to-maturity
Residential mortgage-backed securities	126,429	137,435	135,769	141,168
Corporate debt and trust preferred securities	3,672	3,672	3,676	3,676
Total investment securities held-to-maturity	130,101	141,107	139,445	144,844
Total investment securities	$7,081,384	$7,360,480	$6,778,722	$6,864,845

The carrying value and FTE yield of investment securities available-for-sale and investment securities held-to-maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Government and Government-sponsored Enterprises		Obligations of States and Political Subdivisions		Residential Mortgage-backed Securities		Commercial Mortgage-backed Securities		Corporate Debt And Trust Preferred Securities		Total
(Dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Investment securities available-for-sale
Due in one year or less	$—	—%	$63,440	2.33%	$—	—%	$—	—%	$—	—%	$63,440	2.33%
Due in 1-5 years	—	—	151,917	2.82	18,941	1.89	13,493	1.60	—	—	184,351	2.64
Due in 5-10 years	19,842	0.60	195,738	2.90	125,435	2.00	247,088	2.16	—	—	588,103	2.32
Due after 10 years	190,277	1.33	427,050	2.94	5,299,568	2.51	466,146	2.63	438	4.74	6,383,479	2.51
Total	$210,119	1.26%	$838,145	2.86%	$5,443,944	2.50%	$726,727	2.45%	$438	4.74%	$7,219,373	2.50%
Investment securities held-to-maturity
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	$—	$—	—%	$—	—%
Due in 1-5 years	—	—	—	—	—	—	—	—	3,550	3.00	3,550	3.00
Due in 5-10 years	—	—	—	—	52	6.50	—	—	—	—	52	6.50
Due after 10 years	—	—	—	—	126,377	2.35	—	—	122	6.00	126,499	2.35
Total	$—	—%	$—	—%	$126,429	2.35%	$—	—%	$3,672	3.10%	$130,101	2.37%

(1)	Interest and yields are presented on a FTE basis.

See "Note 6. Investment Securities" of Notes to Consolidated Financial Statements for further information regarding our investment securities available-for-sale and investment securities held-to-maturity.

Loans and Leases Held-for-Sale

Our loans and leases held-for-sale were $532.8 million at June 30, 2020, an increase of $333.0 million, compared to $199.8 million at December 31, 2019. The increase was primarily due to an increase in timing to settle sale transactions.

Loans and Leases

Our commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial real estate loans, and lease financing. Our consumer loan portfolio is comprised of residential mortgages, consumer installment loans and home equity loans and lines of credit. Our lending markets primarily consist of communities throughout our primary banking markets in addition to Florida, Texas, New York, California and Canada.

Total loans and leases were $35.5 billion at June 30, 2020, an increase of $1.0 billion, or 3.0%, compared to $34.5 billion at December 31, 2019. At June 30, 2020, commercial and industrial loans included $1.8 billion of PPP loans outstanding. Excluding the PPP loans, the decrease from December 31, 2019 was primarily due to a decrease in the commercial and industrial portfolio, primarily inventory finance related to seasonality, strong dealer activity and the lack of backfill from manufacturers as a result of the economic shutdown, in addition to a decrease in the consumer installment portfolio, partially offset by an increase in our commercial real estate portfolio.

Information about our loans and leases was as follows:

	At June 30, 2020		At December 31, 2019		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Commercial loan and lease portfolio:
Commercial and industrial	$12,200,721	34.3%	$11,439,602	33.2%	$761,119	6.7%
Commercial real estate	9,628,344	27.1	9,136,870	26.5	491,474	5.4
Lease financing	2,707,402	7.6	2,699,869	7.8	7,533	0.3
Total commercial loan and lease portfolio	24,536,467	69.0	23,276,341	67.5	1,260,126	5.4
Consumer loan portfolio:
Residential mortgage	6,123,118	17.3	6,179,805	17.9	(56,687)	(0.9)
Consumer installment	1,430,655	4.0	1,542,411	4.5	(111,756)	(7.2)
Home equity	3,445,584	9.7	3,498,907	10.1	(53,323)	(1.5)
Total consumer loan portfolio	10,999,357	31.0	11,221,123	32.5	(221,766)	(2.0)
Total loans and leases	$35,535,824	100.0%	$34,497,464	100.0%	$1,038,360	3.0%

Commercial Loan and Lease Portfolio

Our commercial loan and lease portfolio was $24.5 billion at June 30, 2020, an increase of $1.3 billion, or 5.4%, compared to $23.3 billion at December 31, 2019. We believe that our commercial loan and lease portfolio is well diversified across business lines and has no material concentration in any one industry.

Commercial and industrial Commercial and industrial ("C&I") loans and lines of credit include loans to varying types of businesses, municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. C&I loans are secured by various types of business assets including inventory, floorplan equipment, receivables, equipment or financial instruments. Origination levels related to equipment dealers are impacted by the velocity of fundings and repayments with dealers. C&I loans were $12.2 billion at June 30, 2020, an increase of $761.1 million, or 6.7%, compared to $11.4 billion at December 31, 2019. At June 30, 2020 C&I loans included $1.8 billion of PPP loans.

Our C&I portfolio by North American Industry Classification System ("NAICS") code was as follows:

	At June 30, 2020
(In thousands)	Total	% of Total Loan and Lease Portfolio
Retail trade	$2,554,187	7.2%
Transportation and warehouse	1,398,421	3.9
Manufacturing	1,318,030	3.7
Real estate rental and leasing	964,343	2.7
Wholesale trade	906,309	2.6
Construction	732,506	2.1
Health care and social assistance	653,117	1.8
Finance and insurance	484,977	1.4
Administration and Support and Waste Management and Remediation	434,674	1.2
All other	2,754,157	7.7
Total	$12,200,721	34.3%

Commercial real estate Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and construction and development loans primarily originated for construction of commercial properties. Construction and development loans often convert to a commercial real estate loan at the completion of the construction period. Commercial real estate loans were $9.6 billion at June 30, 2020, an increase of $491.5 million, or 5.4%, compared to $9.1 billion at December 31, 2019.

Our commercial real estate loan portfolio by property and loan type was as follows:

	At June 30, 2020		At December 31, 2019
(In thousands)	Total	Percent of Total Loan and Lease Portfolio	Total	Percent of Total Loan and Lease Portfolio
Multifamily	$1,964,850	5.5%	$1,726,450	5.0%
Office	1,370,298	3.9	1,061,877	3.1
Retail	1,299,577	3.7	814,230	2.4
Warehouse	1,005,351	2.8	853,042	2.5
Hotel	775,191	2.2	612,098	1.8
Senior housing	671,530	1.9	523,736	1.5
Self‐storage	507,216	1.4	429,779	1.2
Mixed use	474,521	1.3	382,281	1.1
Other	1,559,810	4.4	2,733,377	7.9
Total	$9,628,344	27.1%	$9,136,870	26.5%

Lease financing We provide a broad range of comprehensive lease products addressing the diverse financing needs of small to large companies. Lease financings were $2.7 billion at both June 30, 2020 and December 31, 2019.

Our lease financing portfolio by equipment type was as follows:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Balance	Percent of Total Loan and Lease Portfolio	Balance	Percent of Total Loan and Lease Portfolio
Specialty vehicles	$587,335	1.7%	$585,829	1.7%
Golf cart and turf equipment	512,755	1.4	473,476	1.4
Medical equipment	384,524	1.1	377,998	1.1
Technology and data processing equipment	229,626	0.6	248,187	0.7
Construction equipment	194,532	0.5	180,963	0.5
Manufacturing equipment	189,381	0.5	226,833	0.7
Material handling	165,929	0.5	138,182	0.4
Trucks and trailers	96,915	0.3	91,711	0.3
Agricultural equipment	91,374	0.3	92,392	0.3
Other	255,031	0.7	284,298	0.7
Total	$2,707,402	7.6%	$2,699,869	7.8%

Consumer Loan Portfolio

Our consumer loan portfolio was $11.0 billion at June 30, 2020, a decrease of $221.8 million, or 2.0%, compared to $11.2 billion at December 31, 2019.

Residential mortgage Residential mortgage loans consist primarily of one-to-four family residential loans with fixed and adjustable interest rates, with amortization periods generally from 15 to 30 years. The loan-to-value ratio at the time of origination is generally 90% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage loans were $6.1 billion at June 30, 2020, a decrease of $56.7 million, or 0.9%, compared to $6.2 billion at December 31, 2019.

Consumer installment Consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer rates are both fixed and variable, with negotiated terms. Our consumer installment loans typically amortize over periods up to 60 months. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and the collateral is more difficult to control, than real estate. Consumer installment loans were $1.4 billion at June 30, 2020, a decrease of $111.8 million, or 7.2%, compared to $1.5 billion at December 31, 2019.

Home equity Home equity loans and lines of credit are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line-of-credit. Our home equity portfolio totaled $3.4 billion at June 30, 2020 (consisting of $3.0 billion of home equity lines of credit and $416.5 million of amortizing home equity loans), compared to $3.5 billion at December 31, 2019 (consisting of $3.0 billion of home equity lines of credit and $474.7 million of amortizing home equity loans). At June 30, 2020, $2.5 billion of our home equity lines of credit were comprised of loans with a 10-year interest-only draw period and a 20-year amortization repayment period, of which all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At June 30, 2020, $577.8 million of the home equity line of credits were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years. Home equity lines of credit mostly include junior lien mortgages where the first lien mortgage is held by a nonaffiliated financial institution.

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

Past due loans and leases  Delinquent balances are determined based on the contractual terms of the loan or lease. See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information. Over 90-day delinquent loans and leases by type, excluding nonaccrual loans and leases, were as follows:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	90 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases	90 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases
Commercial loan and lease portfolio:
Commercial and industrial	$1,995	0.02%	$331	—%
Commercial real estate	373	—	1,440	0.02
Lease financing	4,899	0.18	1,901	0.07
Total commercial loan and lease portfolio	7,267	0.03	3,672	0.02
Consumer loan portfolio:
Residential mortgage	749	0.01	559	0.01
Consumer installment	—	—	108	0.01
Total consumer loan portfolio	749	0.01	667	0.01
Portfolios acquired with deteriorated credit quality(1)	N/A	N/A	25,737	10.43
Total	$8,016	0.02%	$30,076	0.09%

(1)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans.

Nonperforming assets  Nonperforming assets, consisting of nonaccrual loans and leases and other real estate owned, were as follows:

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$98,184	$53,812
Commercial real estate	57,521	29,735
Lease financing	18,756	10,957
Total commercial loan and lease portfolio	174,461	94,504
Consumer loan portfolio:
Residential mortgage	67,762	38,577
Consumer installment	1,668	714
Home equity	47,560	35,863
Total consumer loan portfolio	116,990	75,154
Nonaccrual loans and leases	291,451	169,658
Other real estate owned	42,744	34,256
Total nonperforming assets	$334,195	$203,914
Nonaccrual loans and leases as a percentage of total loans and leases	0.82%	0.49%
Nonperforming assets as a percentage of total loans and leases and other real estate owned	0.94	0.59
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	158.21	66.64
Allowance for credit losses as a percentage of nonaccrual loans and leases	172.89	68.71

Nonperforming assets were $334.2 million at June 30, 2020, compared with $203.9 million at December 31, 2019. The $130.3 million increase in nonaccrual loans and leases from March 31, 2020 was substantially driven by the adoption of CECL ($73.4 million of loans previously accounted for as purchased credit impaired were reclassified to nonaccrual loans as of January 1, 2020 due to the adoption of CECL) and included additional increases within each of our loan and lease portfolios.

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

Changes in the amount of nonaccrual loans and leases were as follows:

	At or For the Three Months Ended June 30, 2020
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total
Balance, beginning of period	$106,116	$144,359	$250,475
Additions	20,735	93,800	114,535
Charge-offs	(3,037)	(4,158)	(7,195)
Transfers to other assets	(907)	(2,297)	(3,204)
Return to accrual status	(1,571)	(37,300)	(38,871)
Payments received	(4,358)	(19,059)	(23,417)
Other, net	12	(884)	(872)
Balance, end of period	$116,990	$174,461	$291,451

	At or For the Six Months Ended June 30, 2020
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total
Balance, beginning of period	$75,154	$94,504	$169,658
Transfer in of loans previously accounted for as purchased credit impaired(1)	20,560	52,825	73,385
Adjusted balance, beginning of period	95,714	147,329	243,043
Additions	46,548	142,457	189,005
Charge-offs	(5,876)	(10,969)	(16,845)
Transfers to other assets	(3,443)	(10,042)	(13,485)
Return to accrual status	(5,810)	(44,978)	(50,788)
Payments received	(10,155)	(47,333)	(57,488)
Other, net	12	(2,003)	(1,991)
Balance, end of period	$116,990	$174,461	$291,451

(1)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans.

Interest income recognized on loans and leases in nonaccrual status was $4.6 million and $9.0 million for the three and six months ended June 30, 2020, respectively, compared to $4.4 million for the three months ended March 31, 2020, and $255 thousand and $478 thousand for the three and six months ended June 30, 2019, respectively.

See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

Loan and lease credit risk classifications We assess the risk of our loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. Credit risk classifications are an additional characteristic monitored in the overall credit risk process. Loan and lease credit risk classifications are derived from standard regulatory rating definitions, which include: non-classified (pass and special mention) and classified (substandard and doubtful). Classified loans and leases have well-defined weaknesses, but may never result in a loss.

Loans and leases by portfolio and credit risk classification were as follows:

	At June 30, 2020
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial loan and lease portfolio:
Commercial and industrial	$11,664,134	$285,880	$250,707	$—	$12,200,721
Commercial real estate	9,120,353	302,911	205,080	—	9,628,344
Lease financing	2,636,604	37,551	33,247	—	2,707,402
Total commercial loan and lease portfolio	23,421,091	626,342	489,034	—	24,536,467
Consumer loan portfolio:
Residential mortgage	6,049,437	1,922	71,759	—	6,123,118
Consumer installment	1,428,773	—	1,882	—	1,430,655
Home equity	3,395,807	705	49,072	—	3,445,584
Total consumer loan portfolio	10,874,017	2,627	122,713	—	10,999,357
Total loans and leases	$34,295,108	$628,969	$611,747	$—	$35,535,824

	At December 31, 2019
	Non-classified		Classified		Total
(In thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial loan and lease portfolio:
Commercial and industrial	$10,930,939	$315,097	$193,566	$—	$11,439,602
Commercial real estate	8,891,361	170,114	75,395	—	9,136,870
Lease financing	2,646,874	28,091	24,904	—	2,699,869
Total commercial loan and lease portfolio	22,469,174	513,302	293,865	—	23,276,341
Consumer loan portfolio:
Residential mortgage	6,135,096	565	44,144	—	6,179,805
Consumer installment	1,541,524	—	887	—	1,542,411
Home equity	3,457,292	456	41,159	—	3,498,907
Total consumer loan portfolio	11,133,912	1,021	86,190	—	11,221,123
Total loans and leases	$33,603,086	$514,323	$380,055	$—	$34,497,464

Total classified loans and leases in our loan and lease portfolio were $611.7 million at June 30, 2020, compared with $380.1 million at December 31, 2019. The increase was primarily due to downgrades in our commercial loan and lease portfolio.

Loan modifications  Troubled debt restructuring ("TDR") loans are loans to financially troubled borrowers that have been modified such that we have granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed. TDR loans were as follows:

	At June 30, 2020			At December 31, 2019
(Dollars in thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$13,707	$10,630	$24,337	$12,986	$5,356	$18,342
Consumer loan portfolio	14,507	18,476	32,983	12,403	14,875	27,278
Total	$28,214	$29,106	$57,320	$25,389	$20,231	$45,620
Over 90-day delinquency as a percentage of total accruing TDR loans	0.59%	N.A.	N.A.	0.52%	N.A.	N.A.
N.A. Not Applicable

Total TDRs were $57.3 million at June 30, 2020, compared with $45.6 million at December 31, 2019.

Loan modifications to borrowers who have not been granted concessions are not considered TDR loans and therefore are not included in the table above. In addition, Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications provide banks the option to temporarily suspend certain TDR accounting guidance for loans modified due to the effects of COVID-19 when certain conditions are met. In March 2020, TCF began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals. As of June 30, 2020, $1.8 billion of loan and lease unpaid principal balance was on deferral status. TCF also granted certain other loan modifications which provide temporary customer assistance predominantly in the form of covenant waivers and modification of borrowing base. As of June 30, 2020, other loan modifications unpaid principal balance was $628.7 million. See "Note 1. Basis of Presentation" of the Notes to Consolidated Financial Statements for information regarding recent updated guidance on TDR accounting provided by the CARES Act and Interagency Regulatory guidance. TDR loans with an interest rate consistent with market rates on loans with comparable risk at the time of restructuring and performing based on the restructured terms are no longer disclosed as TDR loans in the calendar years after modification; however, these loans are still considered impaired and follow our impaired loan reserve policies.

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

Interest income recognized on TDR loans and contractual interest that would have been recorded had the TDR loans performed in accordance with their original contractual terms were as follows:

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Contractual interest due on TDR loans	$759	$321	$1,668	$1,080	$3,287
Interest income recognized on TDR loans	287	292	1,151	579	2,261
Unrecognized interest income	$472	$29	$517	$501	$1,026

See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

Allowance for Credit Losses  The ACL includes the ALLL and the RULC. The ALLL is a valuation account presented separately on the Consolidated Statements of Financial Condition that is deducted from or added to loans' amortized cost basis to present the net amount expected to be collected. The RULC for letters of credit, financial guarantees and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition. The Corporation's reserve methodology used to determine the appropriate level of the ACL is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. The collective evaluation of expected losses in these portfolios is based on their probability of default multiplied by historical loss rates, as well as adjustments for forward-looking information, including industry and macroeconomic forecasts. Factors utilized in the determination of the amount of the allowance include historic loss experience, current economic forecasts and measurement date credit risk characteristics such as product type, lien position, delinquency, collateral value, credit bureau scores and financial statement ratios. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

We consider our ACL of $503.9 million, or 1.42% of total loans and leases, appropriate to cover current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at June 30, 2020, including loans and leases which are not currently known to require specific allowances. The ACL as a percentage of total loans and leases, excluding PPP loans was 1.49%, a non-GAAP financial measure. The PPP loans are individually guaranteed by the Small Business Administration and therefore the accounting under CECL does not require reserves to be recorded on such loans. Our ACL at June 30, 2020 reflects high levels of change in both current and forecasted macroeconomic conditions, which are impacted by the COVID-19 pandemic. However, no assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the ACL due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during our ongoing credit review process or regulatory requirements. Among other factors, economic slowdown, increasing levels of unemployment, declines in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of our ACL by increasing credit risk and the risk of potential loss. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The total ACL is expected to absorb losses from any segment of the portfolio. The allocation of our ACL disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance.

Prior to the adoption of CECL on January 1, 2020, the ACL was calculated under an incurred loss model which delayed recognition of loss until it was probable the loss had been incurred, in contrast to the accounting under CECL which considers current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset.

Detailed information regarding our credit loss reserves was as follows:

	At June 30, 2020			Adjusted for adoption of CECL(1)			At December 31, 2019
	ACL(1)		% of Category to Total Loan and Lease Portfolio	ACL(1)		% of Category to Total Loan and Lease Portfolio	ACL(1)		% of Category to Total Loan and Lease Portfolio
(Dollars in thousands)	Amount	As a % of Loan and Lease Portfolio		Amount	As a % of Loan and Lease Portfolio		Amount	As a % of Loan and Lease Portfolio
Commercial loan and lease portfolio:
Commercial and industrial	$122,024	1.00%	34.3%	$93,884	0.82%	29.4%	$42,430	0.38%	33.2%
Commercial real estate	162,364	1.69	27.1	67,620	0.74	21.2	27,308	0.29	26.5
Lease financing	19,041	0.70	7.6	21,631	0.80	6.8	14,742	0.55	7.8
Total commercial loan and lease portfolio	303,429	1.24	69.0	183,135	0.79	57.4	84,480	0.36	67.5
Consumer loan portfolio:
Residential mortgage	79,479	1.30	17.3	72,939	1.18	22.9	8,099	0.13	17.9
Consumer installment	21,382	1.49	4.0	15,967	1.04	5.0	2,678	0.17	4.5
Home equity	56,824	1.65	9.7	47,003	1.34	14.7	17,795	0.51	10.1
Total consumer loan portfolio	157,685	1.43	31.0	135,909	1.21	42.6	28,572	0.25	32.5
Total allowance for loan and lease losses	461,114	1.30	100.0%	319,044	0.92	100.0%	113,052	0.33	100.0%
Reserve for unfunded lending commitments	42,788	N.A.		18,235	N.A.		3,528	N.A.
Allowance for credit losses(1)	$503,902	1.42%		$337,279	0.98%		$116,580	0.34%
N.A. Not Applicable

(1)
Allowance for credit losses effective January 1, 2020 are calculated under the guidance of CECL. At December 31, 2019 allowance for credit losses were calculated under the guidance of ASC Topic 310 prior to adoption of CECL, See "Note 3. Summary of Significant Accounting Policies" and "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

The rollforward of the allowance for credit losses were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	Jun. 30, 2020	Mar. 31, 2020	Jun. 30, 2019	Jun. 30, 2020	Jun. 30, 2019
Allowance for loans and lease losses
Balance, beginning of period	$406,383	$113,052	$147,972	$113,052	$157,446
Impact of CECL adoption	—	205,992	—	205,992	—
Adjusted balance, beginning of period	406,383	319,044	147,972	319,044	157,446
Charge-offs
Commercial loan and lease portfolio:
Commercial and industrial	(2,562)	(7,584)	(6,689)	(10,146)	(12,570)
Commercial real estate	(761)	—	—	(761)	—
Lease financing	(1,638)	(1,297)	(1,419)	(2,935)	(3,103)
Total commercial loan and lease portfolio	(4,961)	(8,881)	(8,108)	(13,842)	(15,673)
Consumer loan portfolio:
Residential mortgage	(1,166)	(528)	(590)	(1,694)	(1,333)
Consumer installment	(2,753)	(4,071)	(11,307)	(6,824)	(26,625)
Home equity	(1,078)	(1,249)	(1,061)	(2,327)	(1,866)
Total consumer loan portfolio	(4,997)	(5,848)	(12,958)	(10,845)	(29,824)
Total charge-offs	(9,958)	(14,729)	(21,066)	(24,687)	(45,497)
Recoveries
Commercial loan and lease portfolio:
Commercial and industrial	2,571	3,562	869	6,133	1,491
Commercial real estate	117	563	9	680	14
Lease financing	246	419	453	665	746
Total commercial loan and lease portfolio	2,934	4,544	1,331	7,478	2,251
Consumer loan portfolio:
Residential mortgage	295	883	510	1,178	786
Consumer installment	2,591	2,822	4,317	5,413	8,072
Home equity	743	1,003	826	1,746	1,652
Total consumer loan portfolio	3,629	4,708	5,653	8,337	10,510
Total recoveries	6,563	9,252	6,984	15,815	12,761
Net charge-offs	(3,395)	(5,477)	(14,082)	(8,872)	(32,736)
Provision for credit losses related to loans and leases(1)	58,126	92,990	13,569	151,116	23,691
Other	—	(174)	(956)	(174)	(1,898)
Balance, end of period	461,114	406,383	146,503	461,114	146,503
Reserve for unfunded lending commitments
Balance, beginning of period	22,188	3,528	1,941	3,528	1,428
Impact of CECL adoption	—	14,707	—	14,707	—
Adjusted balance, beginning of period	22,188	18,235	1,941	18,235	1,428
Provision (benefit) for credit losses related to unfunded lending commitments(1)	20,600	3,953	(5)	24,553	508
Balance, end of period	42,788	22,188	1,936	42,788	1,936
Total Allowance for Credit Losses	$503,902	$428,571	$148,439	$503,902	$148,439

(1)	Provision for credit losses related to loans and leases and the provision for credit losses related to unfunded lending commitments are included within Provision for Credit Losses.

Net loan and lease charge-offs for the three months ended June 30, 2020 were $3.4 million, or 0.04% of average loans and leases (annualized), compared with $5.5 million, or 0.06% of average loans and leases (annualized) for the three months ended March 31, 2020, and $14.1 million, or 0.29% of average loans and leases (annualized) for the three months ended June 30, 2019. The decrease in the three months ended June 30, 2020, compared to the three months ended March 31, 2020, was primarily due to a decrease in net charge-offs in our commercial and industrial portfolio. The decrease in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to decreases in net charge-offs in both our consumer and commercial loan portfolios.

Net loan and lease charge-offs for the six months ended June 30, 2020 were $8.9 million, or 0.05% of average loans and leases (annualized), compared with $32.7 million, or 0.34% of average loans and leases (annualized) for the six months ended June 30, 2019. The decrease in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to a decrease in charge-offs in our consumer loan portfolio.

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

TCF Bank had $2.2 billion of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at June 30, 2020, compared with $489.7 million at December 31, 2019. Certain investment securities held-to-maturity and investment securities carried at fair value provide the ability to liquidate or pledge unencumbered securities as needed. At June 30, 2020, $1.3 billion of our securities were pledged as collateral to secure certain deposits and borrowings.

TCF Financial had net liquidity qualifying cash of $179.8 million at June 30, 2020, compared with $156.0 million at December 31, 2019.

Deposits are the primary source of our funds for use in lending and for other general business purposes. In addition to deposits, we receive funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. We primarily borrow from the Federal Home Loan Bank (the "FHLB") of Des Moines. We had $4.3 billion of additional borrowing capacity at the FHLB of Des Moines at June 30, 2020, as well as access to the Federal Reserve Discount Window. In addition, we maintain a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations, loan purchases and equipment purchases for lease financing are the primary uses of our funds.

On June 29, 2020, TCF Financial voluntarily prepaid the outstanding $80.0 million on its $150.0 million unsecured 364-day revolving credit facility with an unaffiliated bank. As of June 30, 2020 the credit facility was closed.

Our wholly-owned subsidiary, TCF Commercial Finance Canada, Inc. ("TCFCFC"), maintains a $20.0 million Canadian dollar-denominated line of credit facility with an unaffiliated bank, which is guaranteed by TCF Bank. TCFCFC had no (USD) outstanding under the line of credit with the counterparty at June 30, 2020 and at December 31, 2019.

Deposits Deposits were $39.2 billion at June 30, 2020, an increase of $4.7 billion, compared to $34.5 billion at December 31, 2019. The increase in deposits was primarily due to increases in noninterest-bearing deposits of $2.5 billion, money market deposits of $1.0 billion, savings account balances of $804.3 million, and interest-bearing checking account balances of $726.9 million, reflecting lower consumer spending impacted by the COVID-19 pandemic, partially offset by a decrease of $312.6 million of certificates of deposit.

Noninterest-bearing checking accounts represented 26.7% of total deposits at June 30, 2020, compared with 23.1% of total deposits at December 31, 2019. Our weighted-average interest rate for deposits, including noninterest-bearing deposits, was 0.49% for the three months ended June 30, 2020, 0.78% for the three months ended March 31, 2020 and 0.86% for the three months ended June 30, 2019, and was 0.63% for the six months ended June 30, 2020 and 0.84% for the six months ended June 30, 2019.

Certificates of deposit including Certificate of Deposit Account Registry Service ("CDARS") deposits, IRA deposits and brokered deposits, were $7.1 billion and $7.5 billion at June 30, 2020 and December 31, 2019, respectively. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at June 30, 2020 were as follows:

(In thousands)
Three months or less	$820,942
Over three through six months	1,208,033
Over six through 12 months	1,192,633
Over 12 months	309,984
Total	$3,531,592

Borrowings Borrowings were $3.7 billion at June 30, 2020, compared with $5.0 billion at December 31, 2019. The decrease in borrowings was primarily due to a decrease in long-term FHLB borrowings.

Information regarding short-term borrowings (borrowings with an original maturity of less than one year) was as follows:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
FHLB advances
Maximum outstanding at any month-end	$2,750,000	$—	$3,200,000	$—
Balance outstanding at end of period	2,550,000	350,000	2,550,000	350,000
Weighted average interest rate at end of period	0.49%	2.51%	0.49%	2.64%
Average balance outstanding	$2,725,824	$317,583	$2,596,704	$303,316
Weighted average interest rate	0.50%	2.62%	1.04%	2.51%
Federal funds purchased
Maximum outstanding at any month-end	$—	$—	$—	$—
Balance outstanding at end of period	—	—	—	—
Weighted average interest rate at end of period	—%	—%	—%	—%
Average balance outstanding	$—	$—	$115	$171
Weighted average interest rate	—%	—%	1.78%	2.67%
Collateralized Deposits
Maximum outstanding at any month-end	$222,998	$—	$222,998	$—
Balance outstanding at end of period	222,998	—	222,998	—
Weighted average interest rate at end of period	0.25%	—%	0.25%	—%
Average balance outstanding	$212,213	$2,251	$210,264	$2,513
Weighted average interest rate	0.40%	2.62%	0.48%	2.64%
Line-of-credit: TCF Financial Corporation
Maximum outstanding at any month-end	$80,000	$—	$80,000	$—
Balance outstanding at end of period	—	—	—	—
Weighted average interest rate at end of period	—%	—%	—%	—%
Average balance outstanding	$78,242	$—	$45,385	$—
Weighted average interest rate	2.17%	—%	2.40%	—%
Line-of-credit: TCF Commercial Finance Canada, Inc.
Maximum outstanding at any month-end	$—	$10,455	$747	$10,455
Balance outstanding at end of period	—	764	—	764
Weighted average interest rate at end of period	—%	3.00%	—%	3.00%
Average balance outstanding	$211	$1,209	$408	$1,347
Weighted average interest rate	1.50%	3.00%	2.52%	3.00%

Long-term borrowings were as follows:

(In thousands)	June 30, 2020	December 31, 2019
FHLB advances	$270,927	$1,822,058
Subordinated debt obligations	587,058	428,470
Discounted lease rentals	75,910	100,882
Finance lease obligation	3,013	3,038
Total long-term borrowings	$936,908	$2,354,448

On May 6, 2020, TCF Bank issued $150.0 million of fixed-to-floating rate subordinated notes (the “2030 Notes”), at par. The 2030 Notes, due May 6, 2030, bear an initial fixed interest rate of 5.50% per annum until May 6, 2025, payable semi-annually in arrears on May 6 and November 6, commencing on November 6, 2020, resetting quarterly thereafter to the then-current three-month LIBOR rate plus 509 basis points.

See "Note 12. Borrowings" of Notes to Consolidated Financial Statements for further information regarding our long-term borrowings.

Commitments We have commitments that may impact our liquidity. The following schedule summarizes our credit-related commitments and expected expiration dates by period as of June 30, 2020. Although many of these commitments historically have expired without being drawn upon, and therefore, the total amount of these commitments does not necessarily represent future liquidity requirements, changes in macroeconomic conditions and customer liquidity needs could result in greater utilization than we have experienced previously. See "Note 23. Commitments, Contingent Liabilities and Guarantees" of Notes to Consolidated Financial Statements for a further discussion of these obligations.

	Amount of Commitment - Expiration by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments:
Commitments to extend credit:
Commercial	$4,784,205	$2,015,643	$1,485,686	$1,036,957	$245,919
Consumer	2,243,985	107,288	132,258	175,367	1,829,072
Total commitments to extend credit	7,028,190	2,122,931	1,617,944	1,212,324	2,074,991
Standby letters of credit and guarantees on industrial revenue bonds	116,490	64,482	35,084	16,072	852
Total	$7,144,680	$2,187,413	$1,653,028	$1,228,396	$2,075,843

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

In 2019, our Board of Directors approved an authorization to repurchase up to $150 million of our common stock. The repurchase program has no expiration, and permits shares to be repurchased in compliance with Rule 10b-18 of the Exchange Act, through one or more broker-dealers as part of “block purchases” made by TCF, and/or through privately negotiated purchases, accelerated stock repurchase agreements, or Rule 10b5-1 plans at our discretion. In response to the COVID-19 pandemic, TCF temporarily suspended buybacks under its share repurchase program, but retains the ability to resume repurchases as circumstances warrant. We did not repurchase any shares of our common stock during the three months ended June 30, 2020, and we repurchased 873,376 shares of our common stock totaling $33.1 million during the six months ended June 30, 2020.

Effective January 1, 2020, the Corporation adopted CECL. Consistent with the treatment of the ACL under the capital rule’s standardized approach, the ALLL (excluding PCD loans) and RULC are eligible for inclusion in TCF’s Tier 2 capital up to 1.25 percent of standardized total risk weighted assets. In response to the COVID-19 pandemic, the regulatory agencies published an interim final rule on March 31, 2020 that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for two years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the March 31, 2020 interim final rule.

At June 30, 2020 and December 31, 2019, TCF Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, economic uncertainty, deteriorating economic conditions, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since June 30, 2020 that management believes have changed TCF Bank's status as well-capitalized.

Equity Total equity was $5.7 billion, or 11.3% of total assets, at June 30, 2020, compared with $5.7 billion, or 12.3% of total assets, at December 31, 2019.

Common Stock Dividends Dividends to common shareholders on a per share basis were $0.35 for both the three months ended June 30, 2020 and March 31, 2020. Dividends to common shareholders on a per share basis, adjusted to reflect the Merger Exchange Ratio, were $0.30 and $0.59 for the three and six months ended June 30, 2019, respectively. Our common stock dividend payout ratio was 250.00% and 148.94% for the three and six months ended June 30, 2020, respectively, compared with 109.38% for the three months ended March 31, 2020, and 27.59% and 31.24% for the three and six months ended June 30, 2019, respectively. TCF Financial's primary funding sources for dividends are dividends received from TCF Bank.

On July 27, 2020, our Board of Directors announced a regular quarterly cash dividend of $0.35 per common share payable on September 1, 2020 to shareholders of record at the close of business on August 14, 2020, and a quarterly cash dividend of $0.35625 per depositary share representing a 1/1,000th interest in a share of the 5.70% Series C Non-Cumulative Perpetual Preferred Stock, payable on September 1, 2020 to shareholders of record at the close of business on August 14, 2020.

Common Shareholders' Equity Total common shareholders' equity was $5.5 billion, or 10.92% of total assets, at June 30, 2020, compared with $5.5 billion, or 11.87%, at December 31, 2019. Tangible common equity was $4.0 billion, or 8.22% of total tangible assets, at June 30, 2020, compared with $4.0 billion, or 9.01% of total tangible assets, at December 31, 2019. Book value per common share was $35.91 at June 30, 2020, compared with $36.20 at December 31, 2019. Tangible book value per common share was $26.25 at June 30, 2020, compared with $26.60 at December 31, 2019. Tangible common equity and tangible book value are non-GAAP measures that exclude goodwill and other intangible assets See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include our tangible book value per common share; tangible common shareholders' equity; presentation of net interest income and net interest margin on a fully tax-equivalent ("FTE") basis; our adjusted efficiency ratio (which excludes merger-related expenses, expenses associated with the sale of the Legacy TCF auto finance portfolio, gains on sales of branches and branch exit costs, loan servicing rights impairment, lease financing equipment depreciation, net interest income FTE adjustment, amortization of intangible assets, and federal historic tax credit amortization), composition of loans and allowance excluding PPP loans, the adjusted allowance for credit losses as a percentage of loans and leases, excluding PPP loans; adjusted net interest income and margin (which excludes purchase accounting accretion and amortization and the impact of PPP loans); and other adjusted information presented excluding merger-related expenses and notable items (defined as expenses associated with the sale of the Legacy TCF auto finance portfolio, gains on sales of branches and branch exit costs and loan servicing rights impairment) including net income, diluted earnings per share, return on average assets, return on average common shareholders' equity, return on average tangible common shareholders' equity tangible book value per common share and tangible common equity to tangible assets. Management believes that the presentation of these non-GAAP financial measures (i) provides important supplemental information that contributes to a proper understanding of our operating performance, (ii) enables a more complete understanding of factors and trends affecting our business and (iii) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP financial measures internally in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. Non-GAAP financial measures are not defined by GAAP and other entities may calculate them differently than we do. Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found within the Net Interest Income subheading of this report.

The computation of the adjusted diluted earnings per common share and adjusted net income attributable to TCF was as follows:

		Three Months Ended			Six Months Ended
(Dollars in thousands, except per share data)		June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income available to common shareholders		$21,270	$49,406	$87,933	$70,676	$155,934
Earnings allocated to participating securities		—	—	(17)	—	(30)
Earnings allocated to common shareholders	(a)	21,270	49,406	87,916	70,676	155,964
Merger-related expenses		81,619	36,728	4,226	118,347	13,684
Notable items:
Sale of legacy TCF auto finance portfolio and related expenses(1)		901	3,063	—	3,964	—
Gains on sales of branches and branch exit costs(2)		(14,166)	—	—	(14,166)	—
Loan servicing rights impairment(3)		8,858	8,236	—	17,094	—
Total notable items		(4,407)	11,299	—	6,892	—
Total merger-related expenses and notable items		77,212	48,027	4,226	125,239	13,684
Related income tax expense, net of benefits(4)		(16,114)	(10,071)	(1,003)	(26,185)	(3,255)
Total adjustments, net of tax		61,098	37,956	3,223	99,054	10,429
Adjusted earnings allocated to common stock	(b)	$82,368	$87,362	$91,139	$169,730	$166,393

Weighted-average common shares outstanding used in diluted earnings per common share calculation(5)	(c)	151,660,139	152,114,017	82,298,920	151,837,226	82,272,396

Diluted earnings per common share	(a) / (c)	$0.14	$0.32	$1.07	$0.47	$1.89
Adjusted diluted earnings per common share	(b) / (c)	0.54	0.57	1.11	1.12	2.02

Net income attributable to TCF		$23,764	$51,899	$90,427	$75,663	$160,921
Total adjustments, net of tax		61,098	37,956	3,223	99,054	10,429
Adjusted net income attributable to TCF		$84,862	$89,855	$93,650	$174,717	$171,350

(1)
Three months ended June 30, 2020 amount included within other noninterest expense ($0.8 million) and compensation and employee benefits ($0.1 million). Three months ended March 31, 2020 amount included within occupancy and equipment ($1.6 million), compensation and employee benefits ($0.9 million) and other noninterest expense ($0.6 million). Six months ended June 30, 2020 amount included within occupancy and equipment ($1.6 million), compensation and employee benefits ($1.0 million) and other noninterest expense ($1.3 million).

(2)	Included within other noninterest income ($14.7 million net gain) and other noninterest expense ($0.6 million).

(3)	Included within other noninterest income.

(4)	Included within income tax expense.

(5)	Assumes conversion of common shares, as applicable.

The computation of the adjusted net interest income and margin was as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Interest Income	$378,359	$401,481	$254,057	$779,840	$508,486
Purchase accounting accretion and amortization	(18,209)	(25,258)	—	(43,467)	—
Adjusted net interest income, excluding purchase accounting accretion and amortization	360,150	376,223	254,057	736,373	508,486
Net fees recognized on PPP loans	(7,805)	—	—	(7,805)	—
Interest recognition on PPP loans(1)	(1,759)	—	—	(1,759)	—
Total PPP loans impact	(9,564)	—	—	(9,564)	—
Adjusted net interest income, excluding purchase accounting accretion and amortization and PPP impact	$350,586	$376,223	$254,057	$726,809	$508,486
Net interest margin (FTE)	3.35%	3.76%	4.49%	3.55%	4.55%
Purchase accounting accretion and amortization	(0.16)	(0.23)	—	(0.20)	—
Adjusted net interest margin, excluding purchase accounting accretion and amortization (FTE)	3.19	3.53	4.49	3.35	4.55
PPP loans impact(2)	0.01	—	—	0.01	—
Adjusted net interest margin, excluding purchase accounting accretion and amortization and PPP loans impact (FTE)	3.20%	3.53%	4.49%	3.36%	4.55%

(1)	Interest income on PPP loans less funding costs.

(2)	The exclusion of PPP loans additionally reduces average earning assets by $1.2 billion in the three months ended June 30, 2020 and $0.6 billion in the six months ended June 30, 2020.

The computation of the adjusted return on average assets, common equity and average tangible common equity was as follows:

		Three Months Ended			Six Months Ended
(Dollars in thousands)		June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Adjusted net income after tax expense:
Income after tax expense	(a)	$26,233	$53,816	$94,043	$80,049	$167,492
Merger-related expenses		81,619	36,728	4,226	118,347	13,684
Notable items		(4,407)	11,299	—	6,892	—
Related income tax expense, net of tax benefits		(16,114)	(10,071)	(1,003)	(26,185)	(3,255)
Adjusted net income after tax expense for ROAA calculation	(b)	87,331	91,772	97,266	179,103	177,921
Net income available to common shareholders	(c)	21,270	49,406	87,933	70,676	155,934
Other intangibles amortization		5,516	5,480	798	10,996	1,610
Related income tax expense		(1,151)	(1,149)	(189)	(2,300)	(382)
Net income available to common shareholders used in ROATCE calculation	(d)	25,635	53,737	88,542	79,372	157,162

Adjusted net income available to common shareholders:
Net income available to common shareholders		21,270	49,406	87,933	70,676	155,934
Notable items		(4,407)	11,299	—	6,892	—
Merger-related expenses		81,619	36,728	4,226	118,347	13,684
Related income tax expense, net of tax benefits		(16,114)	(10,071)	(1,003)	(26,185)	(3,255)
Net income available to common shareholders used in adjusted ROACE calculation	(e)	82,368	87,362	91,156	169,730	166,363
Other intangibles amortization		5,516	5,480	798	10,996	1,610
Related income tax expense		(1,151)	(1,149)	(189)	(2,300)	(382)
Net income available to common shareholders used in adjusted ROATCE calculation	(f)	86,733	91,693	91,765	178,426	167,591
Average balances:
Average assets	(g)	49,716,116	46,985,426	24,483,822	48,350,771	24,296,422
Total average equity		5,658,255	5,630,487	2,664,016	5,644,371	2,621,867
Non-controlling interest in subsidiaries		(28,122)	(25,328)	(29,630)	(26,725)	(27,089)
Total TCF Financial Corporation shareholders' equity		5,630,133	5,605,159	2,634,386	5,617,646	2,594,778
Preferred stock		(169,302)	(169,302)	(169,302)	(169,302)	(169,302)
Average total common shareholders' equity used in ROACE calculation	(h)	5,460,831	5,435,857	2,465,084	5,448,344	2,425,476
Average goodwill, net		(1,313,046)	(1,301,080)	(154,757)	(1,307,063)	(154,757)
Average other intangibles, net		(160,841)	(166,298)	(19,270)	(156,890)	(19,674)
Average tangible common shareholders' equity used in ROATCE calculation	(i)	$3,986,944	$3,968,479	$2,291,057	$3,984,391	$2,251,045

ROAA(1)	(a) / (g)	0.21%	0.46%	1.54%	0.33%	1.38%
Adjusted ROAA(1)	(b) / (g)	0.70	0.78	1.59	0.74	1.46
ROACE(1)	(c) / (h)	1.56	3.64	14.27	2.59	12.86
Adjusted ROACE(1)	(e) / (h)	6.03	6.43	14.79	6.23	13.72
ROATCE(1)	(d) / (i)	2.57	5.42	15.46	3.99	13.96
Adjusted ROATCE(1)	(f) / (i)	8.70	9.24	16.02	8.97	14.89

(1)	Annualized.

The computation of the adjusted efficiency ratio, noninterest income and noninterest expense was as follows:

		Three Months Ended			Six Months Ended
(Dollars in thousands)		June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Noninterest expense	(a)	$400,241	$374,599	$236,849	$774,840	$489,924
Merger-related expenses		(81,619)	(36,728)	(4,226)	(118,347)	(13,684)
Write-down of company-owned vacant land parcels and branch exit costs		(551)	—	—	(551)	—
Expenses related to the sale of Legacy TCF auto finance portfolio		(901)	(3,063)	—	(3,964)	—
Adjusted noninterest expense		317,170	334,808	232,623	651,978	476,240
Lease financing equipment depreciation		(18,212)	(18,450)	(19,133)	(36,662)	(38,389)
Amortization of intangibles		(5,516)	(5,480)	(798)	(10,996)	(1,610)
Federal historic tax credit amortization		(179)	(1,521)	—	(1,701)	—
Adjusted noninterest expense, efficiency ratio	(b)	$293,263	$309,357	$212,692	$602,619	$436,241

Net interest income		$378,359	$401,481	$254,057	$779,840	$508,486
Noninterest income		133,054	136,963	109,718	270,017	213,222
Total revenue	(c)	511,413	538,444	363,775	1,049,857	721,708

Noninterest income		133,054	136,963	109,718	270,017	213,222
Gain on sales of branches		(14,717)	—	—	(14,717)	—
Loan servicing rights impairment		8,858	8,236	—	17,094	—
Adjusted noninterest income		127,195	145,199	109,718	272,394	213,222
Net interest income		378,359	401,481	254,057	779,840	508,486
Net interest income FTE adjustment		3,032	2,983	1,337	6,015	3,059
Adjusted net interest income		381,391	404,464	255,394	785,855	511,545
Lease financing equipment depreciation		(18,212)	(18,450)	(19,133)	(36,662)	(38,389)
Adjusted total revenue, efficiency ratio	(d)	$490,374	$531,213	$345,979	$1,021,587	$686,378

Efficiency ratio	(a) / (c)	78.26%	69.57%	65.11%	73.80%	67.88%
Adjusted efficiency ratio	(b) / (d)	59.80	58.24	61.48	58.99	63.56

The computations of tangible common equity to tangible assets and tangible book value per common share were as follows:

(Dollars in thousands, except per share data)		At June 30, 2020	At December 31, 2019
Total equity		$5,658,555	$5,727,241
Non-controlling interest in subsidiaries		(23,300)	(20,226)
Total TCF Financial Corporation shareholders' equity		5,635,255	5,707,015
Preferred stock		(169,302)	(169,302)
Total common shareholders' equity	(a)	5,465,953	5,537,713
Goodwill, net		(1,313,046)	(1,299,878)
Other intangibles, net		(157,373)	(168,368)
Tangible common shareholders' equity	(b)	$3,995,534	$4,069,467

Total assets	(c)	$50,062,460	$46,651,553
Goodwill, net		(1,313,046)	(1,299,878)
Other intangibles, net		(157,373)	(168,368)
Tangible assets	(d)	$48,592,041	$45,183,307

Common stock shares outstanding	(e)	152,233,106	152,965,571

Common equity to assets	(a) / (c)	10.92%	11.87%
Tangible common equity to tangible assets	(b) / (d)	8.22	9.01

Book value per common share	(a) / (e)	$35.91	$36.20
Tangible book value per common share	(b) / (e)	26.25	26.60

The computations of loans and leases and the related allowance for credit losses excluding PPP were as follows:

			Change from December 31, 2019
(Dollars in thousands)	At June 30, 2020	At December 31, 2019	$	%
Commercial and industrial	$12,200,721	$11,439,602	$761,119	6.7%
Commercial real estate	9,628,344	9,136,870	491,474	5.4
Lease financing	2,707,402	2,699,869	7,533	0.3
Total commercial loan and lease portfolio	24,536,467	23,276,341	1,260,126	5.4
Residential mortgage	6,123,118	6,179,805	(56,687)	(0.9)
Consumer installment	1,430,655	1,542,411	(111,756)	(7.2)
Home equity	3,445,584	3,498,907	(53,323)	(1.5)
Total consumer loan portfolio	10,999,357	11,221,123	(221,766)	(2.0)
Total loans and leases	35,535,824	34,497,464	1,038,360	3.0
PPP (Commercial and industrial)	1,819,469	—	1,819,469	N.M.
Loans and leases excluding PPP loans
Commercial and industrial	10,381,252	11,439,602	(1,058,350)	(9.3)
Commercial real estate	9,628,344	9,136,870	491,474	5.4
Lease financing	2,707,402	2,699,869	7,533	0.3
Total commercial loan and lease portfolio	22,716,998	23,276,341	(559,343)	(2.4)
Residential mortgage	6,123,118	6,179,805	(56,687)	(0.9)
Consumer installment	1,430,655	1,542,411	(111,756)	(7.2)
Home equity	3,445,584	3,498,907	(53,323)	(1.5)
Total consumer loan portfolio	10,999,357	11,221,123	(221,766)	(2.0)
Total loans and leases, excluding PPP loans	$33,716,355	$34,497,464	$(781,109)	(2.3)%
Allowance for credit losses	$503,902	$116,580
Allowance for credit losses as a % of total loans and leases	1.42%	0.34%	108	bps
Allowance for credit losses as a % of loans and leases, excluding PPP loans	1.49%	0.34%	115

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

	Impact on Net Interest Income
(Dollars in thousands)	June 30, 2020
Immediate change in interest rates:
+200 basis points	$80,800	5.7%
+100 basis points	43,700	3.1
-100 basis points(1)	(28,900)	(2.0)
(1) Sensitivity measure is calculated assuming market rates do not decline below 0%.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures TCF Financial carried out an evaluation, under the supervision and with the participation of TCF Financial's management, including its Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of TCF Financial's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, TCF’s Principal Executive Officer and Principal Financial Officer concluded that TCF's disclosure controls and procedures were effective as of June 30, 2020.

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

While we have incorporated certain new controls related to our final adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments into our existing internal control environment, there was no change in internal control over financial reporting (as a defined rule in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

From time to time, we are a party to legal proceedings arising out of our lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of our lending and leasing collections activities. We may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB which may impose sanctions on us for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against us, in some cases claiming substantial damages. We, like other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of our pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, operating results or cash flows.

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
As previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, our operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which we operate. The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they have impacted, and may impact in the future, the ability of individuals and small businesses to make payments, the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease consumer demand for our products and services, reduce our ability to access capital, and otherwise adversely impact the financial condition, results of operations, prospects of our businesses and our credit ratings. While the United States and various state and local governments have implemented various programs designed to aid individuals and businesses, the impact of, and extent to which, these efforts will be successful cannot be determined at this time.
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

In addition, the COVID-19 outbreak has caused, and will continue to cause, substantial disruption to our employees as a result of illness, increased family responsibilities, self-isolation, travel limitations, and otherwise. Most areas within the United States have imposed restrictions on the activities of people and businesses, and it is currently unclear for how long such restrictions will last. Although nearly all of our corporate employees are able to work remotely, closures have nevertheless caused us to reduce access to our branches, and affected many of our customers and many businesses through which we sell our products and services. In addition, the increased reliance on remote work may result in increased vulnerabilities through heavy dependence on remote networks.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity for the three months ended June 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 to April 30, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	74,978	21.05	N.A.	N.A.
May 1 to May 31, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	310	28.77	N.A.	N.A.
June 1 to June 30, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	1,959	29.73	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	77,247	21.30	N.A.	N.A.
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

On August 5, 2020, Dennis L. Klaeser and TCF Financial Corporation, a Michigan corporation (the “Corporation” or “TCF”) entered into an agreement (the “Consulting Agreement”) pursuant to which Mr. Klaeser will provide consulting services (the “Services”) to TCF relating to strategic opportunities following the end of Mr. Klaeser’s employment. The term of the Consulting Agreement shall commence on October 2, 2020, and shall end on October 2, 2022 (the “Term”), unless terminated earlier by TCF or Mr. Klaeser. Services may include advising on corporate strategic opportunities, providing M&A support and deal structuring advice, assisting with negotiations, advising on financial models, and providing assistance with investor communications.

Under the terms of the Consulting Agreement, Mr. Klaeser will receive $215,000 per year payable in equal monthly installments (the “Consulting Fee”), and TCF shall reimburse Mr. Klaeser for all reasonable out-of-pocket expenses incurred in providing the Services under the Consulting Agreement. In addition, if Mr. Klaeser provides material support on any acquisition by TCF, he shall receive a Success Fee (as defined in the Consulting Agreement) of between 0.09% and 0.15% of the market capitalization of the acquired company as set forth in the Consulting Agreement; provided, however that no fee will be earned for any transaction for which a letter of intent is not executed prior to the end of the term of the Consulting Agreement, and that in the event that the market capitalization of the acquired company exceeds $5 billion, the Success Fee shall be the same dollar amount as though it were for a seller with a market capitalization of $5 billion.

Either TCF or Mr. Klaeser may terminate the Consulting Agreement for any reason upon one month’s written notice. If Mr. Klaeser is terminated without Cause (as defined in the Consulting Agreement), TCF will remain obligated to pay the remaining Consulting Fee through the end of the Term, and TCF will remain obligated to pay any Success Fees earned or that would be earned but for the early termination of the Consulting Agreement. The Consulting Agreement also subjects Mr. Klaeser to standard confidentiality provisions.

The foregoing description is qualified in all respects by reference to the full text of the Consulting Agreement, a copy of which is attached as Exhibit 10(j) to this to this Quarterly Report on Form 10-Q.

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
10(a)
Separation and Release between David T. Provost and TCF Financial Corporation, dated May 8, 2020. Previously filed as Exhibit 10(k) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(b)
Stock Incentive Plan of 2019. Previously filed as Appendix A to the registrant's definitive proxy statement for the registrant's 2019 Annual Meeting of Shareholders, filed with the SEC on March 26, 2019. Here incorporated by reference.

10(c)
Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Time-Based Restricted Stock Units. Previously filed as Exhibit 10(d) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(d)
Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Performance-Based Restricted Stock Units. Previously filed as Exhibit 10(e) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(e)
Form of Director’s Restricted Stock Agreement pursuant to the Stock Incentive Plan of 2019 for Deferred Restricted Stock. Previously filed as Exhibit 10(f) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(f)
Form of Director’s Restricted Stock Agreement pursuant to the Stock Incentive Plan of 2019 for Non-Deferred Restricted Stock. Previously filed as Exhibit 10(g) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(g)
Amended and Restated TCF Financial 2015 Omnibus Incentive Plan. Previously filed as Exhibit 10(a) to Legacy TCF’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. Here incorporated by reference.

10(h)
Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Time-Based Restricted Stock Units. Previously filed as Exhibit 10(i) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(i)
Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Performance-Based Restricted Stock Units. Previously filed as Exhibit 10(j) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(j)#	Consulting Agreement between Dennis L. Klaeser and TCF Financial Corporation, dated August 5, 2020.
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 7, 2020