Form 10-Q
period 2020-09-30
TCF FINANCIAL CORP
filed 2020-11-06
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2020
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
Yes ☐                                                 No ☑

As of October 30, 2020, there were 152,487,285 shares outstanding of the registrant's common stock, par value $1 per share, its only outstanding class of common stock.

Part I - Financial Information

Item 1. Financial Statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)	At September 30, 2020	At December 31, 2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$538,481	$491,787
Interest-bearing deposits with other banks	1,232,773	736,584
Total cash and cash equivalents	1,771,254	1,228,371
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	300,444	442,440
Investment securities:
Available-for-sale, at fair value (amortized cost of $7,187,692 and $6,639,277)	7,446,163	6,720,001
Held-to-maturity, at amortized cost (fair value of $180,364 and $144,844)	170,309	139,445
Total investment securities	7,616,472	6,859,446
Loans and leases held-for-sale (includes $460,172 and $91,202 at fair value)	460,427	199,786
Loans and leases	34,343,691	34,497,464
Allowance for loan and lease losses	(515,229)	(113,052)
Loans and leases, net	33,828,462	34,384,412
Premises and equipment, net	469,699	533,138
Goodwill	1,313,046	1,299,878
Other intangible assets, net	151,875	168,368
Loan servicing rights	38,253	56,313
Other assets	1,615,857	1,479,401
Total assets	$47,565,789	$46,651,553
LIABILITIES AND EQUITY
Liabilities
Deposits:
Noninterest-bearing	$10,691,041	$7,970,590
Interest-bearing	28,481,056	26,497,873
Total deposits	39,172,097	34,468,463
Short-term borrowings	655,461	2,669,145
Long-term borrowings	871,845	2,354,448
Other liabilities	1,207,966	1,432,256
Total liabilities	41,907,369	40,924,312
Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 7,000 shares issued	169,302	169,302
Common stock, $1.00 par value, 220,000,000 shares authorized
Issued - 152,379,722 shares at September 30, 2020 and 152,965,571 shares at December 31, 2019	152,380	152,966
Additional paid-in capital	3,450,669	3,462,080
Retained earnings	1,700,044	1,896,427
Accumulated other comprehensive income	191,771	54,277
Other	(27,122)	(28,037)
Total TCF Financial Corporation shareholders' equity	5,637,044	5,707,015
Non-controlling interest	21,376	20,226
Total equity	5,658,420	5,727,241
Total liabilities and equity	$47,565,789	$46,651,553

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans and leases	$373,112	$417,370	$1,209,034	$983,890
Interest on investment securities:
Taxable	35,648	31,038	109,073	69,745
Tax-exempt	3,892	3,385	12,396	7,277
Interest on loans held-for-sale	3,829	1,408	8,712	2,832
Interest on other earning assets	3,967	6,607	14,995	13,739
Total interest income	420,448	459,808	1,354,210	1,077,483
Interest expense
Interest on deposits	31,852	70,900	146,056	149,154
Interest on borrowings	11,429	17,115	51,147	48,050
Total interest expense	43,281	88,015	197,203	197,204
Net interest income	377,167	371,793	1,157,007	880,279
Provision for credit losses	69,664	27,188	245,333	50,879
Net interest income after provision for credit losses	307,503	344,605	911,674	829,400
Noninterest income
Leasing revenue	31,905	39,590	102,642	117,032
Fees and service charges on deposit accounts	25,470	34,384	82,899	88,504
Net gains (losses) on sales of loans and leases	23,490	(5,984)	73,114	13,374
Card and ATM revenue	23,383	23,315	65,704	62,470
Wealth management revenue	6,506	4,241	18,863	4,241
Servicing fee revenue	321	5,121	10,154	14,754
Net gains on investment securities	2,324	5,900	2,332	7,417
Other	5,411	(12,309)	33,119	(312)
Total noninterest income	118,810	94,258	388,827	307,480
Noninterest expense
Compensation and employee benefits	168,323	155,745	511,650	395,953
Occupancy and equipment	48,233	49,229	159,628	132,789
Lease financing equipment depreciation	17,932	19,408	54,594	57,797
Net foreclosed real estate and repossessed assets	1,518	2,203	4,375	9,281
Merger-related expenses	54,011	111,259	172,358	124,943
Other	83,423	87,776	245,675	194,781
Total noninterest expense	373,440	425,620	1,148,280	915,544
Income before income tax (benefit) expense	52,873	13,243	152,221	221,336
Income tax (benefit) expense	(4,429)	(11,735)	14,870	28,866
Income after income tax (benefit) expense	57,302	24,978	137,351	192,470
Income attributable to non-controlling interest	1,564	2,830	5,950	9,401
Net income attributable to TCF Financial Corporation	55,738	22,148	131,401	183,069
Preferred stock dividends	2,494	2,494	7,481	7,481
Net income available to common shareholders	$53,244	$19,654	$123,920	$175,588
Earnings per common share
Basic	$0.35	$0.15	$0.82	$1.79
Diluted	0.35	0.15	0.82	1.79
Weighted-average common shares outstanding
Basic	151,768,337	128,575,171	151,761,299	97,876,262
Diluted	151,821,592	128,754,588	151,826,928	98,055,279

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income attributable to TCF Financial Corporation	$55,738	$22,148	$131,401	$183,069
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	(7,694)	19,230	138,550	87,223
Net unrealized gains (losses) on net investment hedges	(2,655)	1,641	3,269	(2,846)
Foreign currency translation adjustment	3,721	(1,968)	(4,298)	5,014
Recognized postretirement prior service cost	(9)	(9)	(27)	(25)
Total other comprehensive income (loss), net of tax	(6,637)	18,894	137,494	89,366
Comprehensive income	$49,101	$41,042	$268,895	$272,435
 See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
At or For the Three Months Ended September 30, 2020 and 2019

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, June 30, 2020	7,000	152,233,106	$169,302	$152,233	$3,441,925	$1,700,480	$198,408	$(27,093)	$5,635,255	$23,300	$5,658,555
Net income	—	—	—	—	—	55,738	—	—	55,738	1,564	57,302
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(6,637)	—	(6,637)	—	(6,637)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(3,488)	(3,488)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,494)	—	—	(2,494)	—	(2,494)
Dividends on common stock of $0.35 per common share	—	—	—	—	—	(53,680)	—	—	(53,680)	—	(53,680)
Stock compensation plans, net of tax	—	146,616	—	147	8,715	—	—	—	8,862	—	8,862
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	29	—	—	(29)	—	—	—
Balance, September 30, 2020	7,000	152,379,722	$169,302	$152,380	$3,450,669	$1,700,044	$191,771	$(27,122)	$5,637,044	$21,376	$5,658,420

Balance, June 30, 2019	7,000	87,943,860	$169,302	$87,944	$781,788	$1,874,308	$37,334	$(265,017)	$2,685,659	$24,858	$2,710,517
Net income	—	—	—	—	—	22,148	—	—	22,148	2,830	24,978
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	18,894	—	18,894	—	18,894
Reverse merger with Chemical Financial Corporation	—	65,539,678	—	65,540	2,687,153	—	—	265,863	3,018,556	—	3,018,556
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(4,375)	(4,375)
Repurchases of 780,716 shares of common stock	—	—	—	—	—	—	—	(32,310)	(32,310)	—	(32,310)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,494)	—	—	(2,494)	—	(2,494)
Dividends on common stock of $0.35 per common share	—	—	—	—	—	(53,748)	—	—	(53,748)	—	(53,748)
Stock compensation plans, net of tax	—	87,843	—	87	13,070	—	—	242	13,399	—	13,399
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(3,852)	—	—	3,852	—	—	—
Balance, September 30, 2019	7,000	153,571,381	$169,302	$153,571	$3,478,159	$1,840,214	$56,228	$(27,370)	$5,670,104	$23,313	$5,693,417
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
At or For the Nine Months Ended September 30, 2020 and 2019

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2019	7,000	152,965,571	$169,302	$152,966	$3,462,080	$1,896,427	$54,277	$(28,037)	$5,707,015	$20,226	$5,727,241
Cumulative effect adjustment related to adoption of Accounting Standards Update 2016-13(1)	—	—	—	—	—	(159,323)	—	—	(159,323)	74	(159,249)
Balance, January 1, 2020	7,000	152,965,571	169,302	152,966	3,462,080	1,737,104	54,277	(28,037)	5,547,692	20,300	5,567,992
Net income	—	—	—	—	—	131,401	—	—	131,401	5,950	137,351
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	137,494	—	137,494	—	137,494
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(4,874)	(4,874)
Repurchases of 873,376 shares of common stock	—	(873,376)	—	(873)	(32,225)	—	—	—	(33,098)	—	(33,098)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(7,481)	—	—	(7,481)	—	(7,481)
Dividends on common stock of $1.05 per common share	—	—	—	—	—	(160,980)	—	—	(160,980)	—	(160,980)
Stock compensation plans, net of tax	—	287,527	—	287	21,729	—	—	—	22,016	—	22,016
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(915)	—	—	915	—	—	—
Balance, September 30, 2020	7,000	152,379,722	$169,302	$152,380	$3,450,669	$1,700,044	$191,771	$(27,122)	$5,637,044	$21,376	$5,658,420

Balance, December 31, 2018	7,000	88,198,460	$169,302	$88,198	$798,627	$1,766,994	$(33,138)	$(252,182)	$2,537,801	$18,459	$2,556,260
Net income	—	—	—	—	—	183,069	—	—	183,069	9,401	192,470
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	89,366	—	89,366	—	89,366
Reverse merger with Chemical Financial Corporation	—	65,539,678	—	65,540	2,687,153	—	—	265,863	3,018,556	—	3,018,556
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(4,547)	(4,547)
Repurchases of 1,453,908 shares of common stock	—	—	—	—	—	—	—	(58,805)	(58,805)	—	(58,805)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(7,481)	—	—	(7,481)	—	(7,481)
Dividends on common stock of $0.94 per common share	—	—	—	—	—	(102,368)	—	—	(102,368)	—	(102,368)
Stock compensation plans, net of tax	—	(166,757)	—	(167)	(5,626)	—	—	15,759	9,966	—	9,966
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,995)	—	—	1,995	—	—	—
Balance, September 30, 2019	7,000	153,571,381	$169,302	$153,571	$3,478,159	$1,840,214	$56,228	$(27,370)	$5,670,104	$23,313	$5,693,417
(1) See "Note 3. Summary of Significant Accounting Policies" for further information

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities
Income after income tax (benefit) expense	$137,351	$192,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	245,333	50,879
Share-based compensation expense	26,447	17,762
Depreciation and amortization	320,950	207,954
Provision (benefit) for deferred income taxes	(132,148)	(27,732)
Net gains on sales of assets	(97,068)	(46,966)
Proceeds from sales of loans and leases held-for-sale	1,271,793	512,051
Originations of loans and leases held-for-sale, net of repayments	(1,540,397)	(548,371)
Impairment of loan servicing rights	17,248	4,520
Net change in other assets	(422,496)	(188,081)
Net change in other liabilities	(165,881)	16,229
Other, net	(42,154)	(34,793)
Net cash provided by (used in) operating activities	(381,022)	155,922
Cash flows from investing activities
Proceeds from sales of investment securities available-for-sale	50,797	1,993,274
Proceeds from maturities of and principal collected on investment securities available-for-sale	1,646,241	398,989
Purchases of investment securities available-for-sale	(2,074,989)	(1,424,344)
Proceeds from maturities of and principal collected on investment securities held-to-maturity	22,643	11,945
Purchases of investment securities held-to-maturity	(27,428)	(4,029)
Redemption of Federal Home Loan Bank stock	344,014	162,011
Purchases of Federal Home Loan Bank stock	(202,000)	(142,000)
Proceeds from sales of loans and leases	530,734	566,880
Loan and lease originations and purchases, net of principal collected	(433,410)	(674,459)
Proceeds from sales of other assets	60,018	82,970
Purchases of premises and equipment and lease equipment	(75,885)	(108,404)
Net cash acquired (paid) in business combination	—	975,014
Other, net	23,456	(6,743)
Net cash provided by (used in) investing activities	(135,809)	1,831,104
Cash flows from financing activities
Net change in deposits	4,773,178	(15,296)
Net change in short-term borrowings	(2,013,623)	(17,292)
Proceeds from long-term borrowings	4,956,373	2,799,986
Payments on long-term borrowings	(6,445,567)	(3,838,454)
Payments on liabilities related to acquisition and portfolio purchase	—	(1,000)
Repurchases of common stock	(33,098)	(58,804)
Dividends paid on preferred stock	(7,481)	(7,481)
Dividends paid on common stock	(160,980)	(102,368)
Exercise of stock options	(110)	—
Payments related to tax-withholding upon conversion of share-based awards	(4,104)	(5,813)
Net investment by (distribution to) non-controlling interest	(4,874)	(4,547)
Net cash provided by (used in) financing activities	1,059,714	(1,251,069)
Net change in cash and due from banks	542,883	735,957
Cash and cash equivalents at beginning of period	1,228,371	587,057
Cash and cash equivalents at end of period	$1,771,254	$1,323,014
Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest on deposits and borrowings	$195,619	$192,793
Income taxes, net	130,144	10,367
Noncash activities:
Transfer of loans and leases to other assets	38,938	73,314
Transfer of loans and leases from held-for-investment to held for sale, net	426,063	1,837,445
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

TCF Bank operates banking centers primarily located in Michigan, Illinois and Minnesota with additional locations in Colorado, Ohio, South Dakota and Wisconsin (TCF's "primary banking markets"). Through its direct subsidiaries, TCF Bank provides a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers.

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

(Dollars in thousands, except per share data)
Number of hypothetical Legacy TCF shares issued to Chemical shareholders	140,835,967
Legacy TCF market price per share as of July 31, 2019	$21.38
Purchase price determination of hypothetical Legacy TCF shares issued to Chemical shareholders	$3,011,073
Value of Chemical stock options hypothetically converted to options to acquire shares of Legacy TCF common stock	7,335
Cash in lieu of fractional shares	148
Purchase price consideration	$3,018,556

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

Pro Forma Combined Results of Operations The following pro forma financial information presents the consolidated results of operations of Legacy TCF and Chemical as if the Merger had occurred as of January 1, 2019 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (amortization of premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt, amortization of the customer relationship intangibles, and amortization of the core deposit intangibles that would have resulted had the deposits been acquired as of January 1, 2019. Merger-related expenses incurred by TCF prior to completion of the Merger are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Legacy TCF merged with Chemical at the beginning of 2019. Anticipated cost savings that have not yet been realized are also not reflected in the pro forma amounts for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net interest income and other noninterest income	$495,977	$536,165	$1,545,834	$1,654,571
Net income	55,738	125,560	131,401	435,003
Net income available to common shareholders	53,244	123,066	123,920	427,522
Earnings per share:
Basic	$0.35	$0.81	$0.82	$2.79
Diluted	0.35	0.81	0.82	2.77

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

See "Note 8. Allowance for Credit Losses and Credit Quality" for further information.

Investment Securities Held-to-Maturity

Investment securities held-to-maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of investment securities available-for-sale to investment securities held-to-maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity investment security. Such amounts are then amortized over the remaining life of the transferred investment security as an adjustment of the yield on those securities. The Corporation evaluates investment securities held-to-maturity for credit losses on a quarterly basis, and records any such losses as a component of provision for credit losses in the Consolidated Statements of Income and a corresponding ACL. At September 30, 2020 there was no ACL recorded. See "Note 6. Investment Securities" for further information on investment securities held-to-maturity.

Investment Securities Available-for-Sale

Investment securities available-for-sale are carried at fair value with the unrealized gains or losses net of related deferred income taxes reported within accumulated other comprehensive income (loss). The cost of investment securities sold is determined on a specific identification basis and gains or losses on sales of investment securities available-for-sale are recognized on trade dates. Discounts and premiums on investment securities available-for-sale are amortized using a level yield method over the expected life of the security, or to the earliest call date for premiums on investment securities with call features. The Corporation evaluates investment securities available-for-sale for credit losses on a quarterly basis, and records any such losses as a component of provision for credit losses in the Consolidated Statements of Income and a corresponding ACL. At September 30, 2020 there was no ACL recorded. See "Note 6. Investment Securities" for further information on investment securities available-for-sale.

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

CECL represents a significant change in GAAP and has resulted in a significant change to industry practice, which the Corporation expects will continue to evolve over time. Our adoption resulted in an ALLL as of January 1, 2020 that is larger than the ALLL that would have been recorded under the legacy guidance on the same date by $206.0 million in total for all portfolios. Approximately 20% of the increase relates to originated loans and leases, with the largest impact on the consumer segment given the longer duration of the portfolios. A significant portion of the increase is a result of new requirements to record ALLL related to acquired loans and leases, regardless of any credit mark previously recorded with respect to them. Approximately 80% of the increase relates to acquired loans and leases, which were recorded at estimated fair value at their respective acquisition date, the majority of which relate to loans and leases acquired in the Merger. Under legacy GAAP, credit marks were included in the determination of the fair value adjustments reflected as a discount to the carrying value of the loans, and an ALLL was not recorded on acquired loans and leases until evidence of credit deterioration existed post acquisition. However, upon adoption of CECL an ALLL is recorded for all acquired loans and leases based on the lifetime loss concept. Further, for acquired loans and leases that do not meet the definition of PCD, the credit and interest marks which existed from acquisition accounting as of December 31, 2019 will continue to accrete over the life of loan. For acquired loans that met the definition of PCI under legacy GAAP and converted to PCD at CECL adoption, the ALLL recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding ALLL, and therefore results in little to no impact to the cumulative effect adjustment to retained earnings. Prior to the adoption of CECL, PCI loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of loans previously classified as PCI were reclassified to nonaccrual loans as a result of the adoption of CECL. The adoption of CECL also resulted in an increase in the liability for unfunded lending commitments of $14.7 million. For other assets within the scope of the standard such as available-for-sale investment securities, held-to-maturity investment securities, and trade and other receivables, the impact from the standard was inconsequential. The cumulative tax effected adjustment to record ALLL and to increase the unfunded lending commitment liability resulted in a reduction to retained earnings of $159.3 million. Post-adoption, as loans and leases are added to the portfolio, the Corporation expects higher levels of ACL determined by CECL assumptions, resulting in accelerated recognition of provision for credit losses, as compared to historical results. In response to the COVID-19 pandemic, the regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for 2 years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the final rule issued by the regulatory agencies. Additional and modified disclosure requirements under CECL are included in "Note 6. Investment Securities" and "Note 8. Allowance for Credit Losses and Credit Quality."

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

The Corporation has granted short-term (up to 180 days) deferral of payment for certain borrowers. In these cases, the Corporation recognizes interest income as earned. The deferred interest will be repaid by the borrower in a future period, and will be evaluated by the Corporation for collectability. Certain borrowers that need additional relief beyond the initial 180 day deferral continue to be evaluated under the CARES Act, if applicable, but will generally be placed on nonaccrual with any remaining accrued interest balance reversed against interest income.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the complexity of accounting for certain financial instruments with characteristics of both debt and equity. The adoption of this ASU will be required beginning with the Corporation's Quarterly Report on Form 10-Q for the quarter ending March 31, 2022. Early adoption is allowed, but no earlier than the quarter ending March 31, 2021. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides a number of optional expedients to general accounting guidance intended to ease the burden of the accounting impacts of reference rate reform related to contract modifications and hedge accounting elections. Adoption of the expedients is allowed after March 12, 2020 and no later than December 31, 2022. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

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

Note 4.  Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. Total cash and cash equivalents were $1.8 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively.

As of March 26, 2020, TCF Bank was no longer required by Federal Reserve regulations to maintain reserves in cash on hand or at the Federal Reserve Bank.

The Corporation maintains cash balances that are restricted as to their use in accordance with certain obligations. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. The Corporation may also retain cash balances for collateral on certain borrowings and derivatives. The Corporation maintained restricted cash totaling $103.9 million and $68.6 million at September 30, 2020 and December 31, 2019, respectively.

Note 5. Federal Home Loan Bank and Federal Reserve Bank Stocks

Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stocks were as follows:

(In thousands)	At September 30, 2020	At December 31, 2019
FHLB stock, at cost	$176,459	$318,473
FRB stock, at cost	123,985	123,967
Total investments	$300,444	$442,440

The investments in FHLB stock are required investments related to the Corporation's membership and borrowings in the FHLB of Des Moines, and additional commitments from the FHLB of Indianapolis and Cincinnati. The Corporation's investments in the FHLB of Des Moines, Indianapolis and Cincinnati could be adversely impacted by the financial operations of the Federal Home Loan Banks and actions of their regulator, the Federal Housing Finance Agency. The amount of FRB stock that TCF Bank is required to hold is based on TCF Bank's capital structure. The Corporation periodically evaluates investments for impairment. There was no impairment of these investments at September 30, 2020 and December 31, 2019.

Note 6.  Investment Securities

The amortized cost and fair value of investment securities were as follows:

	Investment Securities Available-for-sale, At Fair Value
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2020
Debt securities:
Obligations of states and political subdivisions	$836,691	$41,081	$1,008	$876,764
Government and government-sponsored enterprises	205,213	372	500	205,085
Mortgage-backed securities:
Residential agency	5,229,551	171,039	580	5,400,010
Residential non-agency	205,029	4,571	3	209,597
Commercial agency	671,387	40,373	180	711,580
Commercial non-agency	39,368	3,295	—	42,663
Total mortgage-backed debt securities	6,145,335	219,278	763	6,363,850
Corporate debt and trust preferred securities	453	11	—	464
Total investment securities available-for-sale	$7,187,692	$260,742	$2,271	$7,446,163
At December 31, 2019
Debt securities:
Obligations of states and political subdivisions	$852,096	$12,446	$687	$863,855
Government and government-sponsored enterprises	235,045	18	678	234,385
Mortgage-backed securities:
Residential agency	4,492,427	68,797	6,103	4,555,121
Residential non-agency	374,046	1,166	616	374,596
Commercial agency	645,814	8,639	2,049	652,404
Commercial non-agency	39,398	17	205	39,210
Total mortgage-backed debt securities	5,551,685	78,619	8,973	5,621,331
Corporate debt and trust preferred securities	451	—	21	430
Total investment securities available-for-sale	$6,639,277	$91,083	$10,359	$6,720,001

	Investment Securities Held-to-Maturity
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2020
Residential agency mortgage-backed securities	$166,594	$10,262	$207	$176,649
Corporate debt and trust preferred securities	3,715	—	—	3,715
Total investment securities held-to-maturity (1)	$170,309	$10,262	$207	$180,364
At December 31, 2019
Residential agency mortgage-backed securities	$135,769	$5,576	$177	$141,168
Corporate debt and trust preferred securities	3,676	—	—	3,676
Total investment securities held-to-maturity	$139,445	$5,576	$177	$144,844

(1)	The adoption of CECL was inconsequential to held-to-maturity investment securities. At September 30, 2020 there was no ACL for investment securities held-to-maturity.

Accrued interest receivable for investment securities was $23.1 million and $21.6 million at September 30, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

Gross unrealized losses and fair value of available-for-sale investment securities aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At September 30, 2020
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Obligations of states and political subdivisions	$47,548	$1,008	$—	$—	$47,548	$1,008
Government and government sponsored enterprises	100,992	500	—	—	100,992	500
Mortgage-backed securities:
Residential agency	177,611	580	—	—	177,611	580
Residential non-agency	3,691	3	—	—	3,691	3
Commercial agency	58,349	180	—	—	58,349	180
Commercial non-agency	—	—	—	—	—	—
Total mortgage-backed debt securities	239,651	763	—	—	239,651	763
Total investment securities available-for-sale	$388,191	$2,271	$—	$—	$388,191	$2,271
Investment securities held-to-maturity
Residential agency mortgage-backed securities	51,766	207	—	—	51,766	207
Total investment securities held-to-maturity	$51,766	$207	$—	$—	$51,766	$207

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Obligations of states and political subdivisions	$60,639	$687	$—	$—	$60,639	$687
Government and government sponsored enterprises	226,177	678	—	—	226,177	678
Mortgage-backed securities:
Residential agency	667,511	3,586	200,534	2,517	868,045	6,103
Residential non-agency	140,403	616	—	—	140,403	616
Commercial agency	176,880	2,049	—	—	176,880	2,049
Commercial non-agency	25,560	205	—	—	25,560	205
Total mortgage-backed debt securities	1,010,354	6,456	200,534	2,517	1,210,888	8,973
Corporate debt and trust preferred securities	430	21	—	—	430	21
Total investment securities available-for-sale	$1,297,600	$7,842	$200,534	$2,517	$1,498,134	$10,359

The adoption of CECL was inconsequential to available-for-sale investment securities. At September 30, 2020 there was no ACL for investment securities available-for-sale. At September 30, 2020 there were 144 available-for-sale investment securities in an unrealized loss position. Management assessed each investment security with unrealized losses for credit impairment. Substantially all unrealized losses on investment securities were due to credit spreads and interest rates rather than credit impairment. As part of that assessment management evaluated and concluded that it is more-likely-than-not that the Corporation will not be required and does not intend to sell any of the investment securities prior to recovery of the amortized cost.

The gross gains and losses on sales of investment securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Gross realized gains	$2,309	$7,717	$2,309	$10,872
Gross realized losses	—	1,849	—	3,491
Recoveries on previously impaired investment securities held-to-maturity	15	32	23	36
Net gains on investment securities	$2,324	$5,900	$2,332	$7,417

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

	At September 30, 2020		At December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities Available-for-Sale
Due in one year or less	$45,229	$45,518	$66,124	$66,112
Due in 1-5 years	171,134	176,145	191,364	192,065
Due in 5-10 years	664,743	703,227	547,813	555,523
Due after 10 years	6,306,586	6,521,273	5,833,976	5,906,301
Total investment securities available-for-sale	$7,187,692	$7,446,163	$6,639,277	$6,720,001
Investment Securities Held-to-Maturity
Due in one year or less	$400	$400	$—	$—
Due in 1-5 years	$3,150	$3,150	$3,550	$3,550
Due in 5-10 years	49	55	58	64
Due after 10 years	166,710	176,759	135,837	141,230
Total investment securities held-to-maturity	$170,309	$180,364	$139,445	$144,844

At September 30, 2020 and December 31, 2019, investment securities with a carrying value of $1.2 billion and $627.0 million, respectively, were pledged as collateral to secure certain deposits and borrowings.

Note 7.  Loans and Leases

Loans and leases were as follows:

(In thousands)	At September 30, 2020	At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$11,557,237	$11,439,602
Commercial real estate	9,627,330	9,136,870
Lease financing	2,724,686	2,699,869
Total commercial loan and lease portfolio	23,909,253	23,276,341
Consumer loan portfolio:
Residential mortgage	5,790,251	6,179,805
Home equity	3,302,983	3,498,907
Consumer installment	1,341,204	1,542,411
Total consumer loan portfolio	10,434,438	11,221,123
Total loans and leases(1)	$34,343,691	$34,497,464

(1)
Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $(174.2) million and $(201.5) million at September 30, 2020 and December 31, 2019, respectively.

Accrued interest receivable for loans and leases was $91.6 million and $106.5 million at September 30, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

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

See "Note 3. Summary of Significant Accounting Policies" for further acquired loans and leases policy information.

Lease Income The components of total lease income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest income - loans and leases:
Interest income on net investment in direct financing and sales-type leases	$32,696	$32,833	$100,655	$98,116
Leasing revenue (noninterest income):
Lease income from operating lease payments	23,542	25,492	71,243	76,388
Profit recorded on commencement date on sales-type leases	4,503	7,983	13,690	22,289
Gains on sales of leased equipment	3,860	6,115	17,709	18,355
Leasing revenue	31,905	39,590	102,642	117,032
Total lease income	$64,601	$72,423	$203,297	$215,148

Loan and Lease Sales The following table summarizes the net gains on sales of loans and leases. The Corporation retains servicing on a majority of loans sold. See "Note 10. Loan Servicing Rights" for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Sale proceeds, net	$667,807	$472,800	$1,802,193	$1,066,576
Recorded investment in loans and leases sold, including accrued interest	635,149	458,697	1,727,687	1,033,961
Other	(9,168)	(20,087)	(1,392)	(19,241)
Net gains on sales of loans and leases	$23,490	$(5,984)	$73,114	$13,374

The interest-only strips on the balance sheet related to loan sales were as follows:

(In thousands)	At September 30, 2020	At December 31, 2019
Interest-only strips	$9,555	$12,813

The Corporation recorded no impairment charges during the three months ended September 30, 2020 and $224 thousand of impairment charges on interest-only strips for the nine months ended September 30, 2020, and $22 thousand and $43 thousand of impairment charges for the three and nine months ended September 30, 2019, respectively.

The Corporation's agreements to sell consumer loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification of the purchaser in the event these representations are breached, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. Losses related to repurchases pursuant to such representations, warranties and covenants were immaterial for the three and nine months ended September 30, 2020 and 2019.

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

Allowance for Credit Losses The rollforwards of the allowance for credit losses were as follows:

(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total Allowance for Loan and Lease Losses	Reserve for Unfunded Lending Commitments(1)	Total Allowance for Credit Losses
At or For the Three Months Ended September 30, 2020
Balance, beginning of period	$157,685	$303,429	$461,114	$42,788	$503,902
Charge-offs	(5,768)	(26,467)	(32,235)	—	(32,235)
Recoveries	3,698	3,961	7,659	—	7,659
Net (charge-offs) recoveries	(2,070)	(22,506)	(24,576)	—	(24,576)
Provision for credit losses(2)	(20,835)	99,158	78,323	(8,659)	69,664
Other	357	11	368	—	368
Balance, end of period	$135,137	$380,092	$515,229	$34,129	$549,358
At or For the Three Months Ended September 30, 2019
Balance, beginning of period	$70,711	$75,792	$146,503	$1,936	$148,439
Charge-offs	(14,098)	(21,449)	(35,547)	—	(35,547)
Recoveries	5,330	1,639	6,969	—	6,969
Net (charge-offs) recoveries	(8,768)	(19,810)	(28,578)	—	(28,578)
Provision for credit losses(2)	4,693	22,495	27,188	(342)	26,846
Other(3)	(23,849)	(46)	(23,895)	—	(23,895)
Addition due to merger	—	—	—	1,867	1,867
Balance, end of period	$42,787	$78,431	$121,218	$3,461	$124,679
At or For the Nine Months Ended September 30, 2020
Balance, beginning of period	$28,572	$84,480	$113,052	$3,528	$116,580
Impact of CECL adoption	107,337	98,655	205,992	14,707	220,699
Adjusted balance, beginning of period	135,909	183,135	319,044	18,235	337,279
Charge-offs	(16,613)	(40,309)	(56,922)	—	(56,922)
Recoveries	12,035	11,439	23,474	—	23,474
Net (charge-offs) recoveries	(4,578)	(28,870)	(33,448)	—	(33,448)
Provision for credit losses(2)	3,449	225,990	229,439	15,894	245,333
Other	357	(163)	194	—	194
Balance, end of period	$135,137	$380,092	$515,229	$34,129	$549,358
At or For the Nine Months Ended September 30, 2019
Balance, beginning of period	$80,017	$77,429	$157,446	$1,428	$158,874
Charge-offs	(43,922)	(37,122)	(81,044)	—	(81,044)
Recoveries	15,840	3,890	19,730	—	19,730
Net (charge-offs) recoveries	(28,082)	(33,232)	(61,314)	—	(61,314)
Provision for credit losses(2)	16,644	34,235	50,879	166	51,045
Other(3)	(25,792)	(1)	(25,793)	—	(25,793)
Addition due to merger	—	—	—	1,867	1,867
Balance, end of period	$42,787	$78,431	$121,218	$3,461	$124,679

(1)	RULC is recognized within other liabilities.

(2)
As a result of the adoption of CECL, effective January 1, 2020, the provision for credit losses includes the provision for unfunded lending commitments that was previously included within other noninterest expense.

(3)	Primarily includes the transfer of the allowance for credit losses to loans and leases held-for-sale.

The following tables provide additional disclosures previously required by ASC Topic 310 related to the Corporation's December 31, 2019 balances.

The allowance for loan and lease losses and loans and leases outstanding by type of allowance methodology was as follows:

	At December 31, 2019
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total Loans and Leases
Allowance for loan and lease losses
Collectively evaluated for impairment	$26,430	$75,756	$102,186
Individually evaluated for impairment	1,468	5,769	7,237
Loans acquired with deteriorated credit quality	674	2,955	3,629
Total	$28,572	$84,480	$113,052
Loans and leases outstanding
Collectively evaluated for impairment	$11,087,534	$22,986,607	$34,074,141
Individually evaluated for impairment	60,694	115,843	176,537
Loans acquired with deteriorated credit quality	72,895	173,891	246,786
Total	$11,221,123	$23,276,341	$34,497,464

Information on impaired loans and leases at December 31, 2019 was as follows:

	At December 31, 2019
(In thousands)	Unpaid Contractual Balance	Loan and Lease Balance	Related Allowance Recorded
Impaired loans and leases with an allowance recorded:
Commercial loan and lease portfolio:
Commercial and industrial	$20,069	$20,090	$2,844
Commercial real estate	4,225	3,962	333
Lease financing	10,956	10,956	2,592
Total commercial loan and lease portfolio	35,250	35,008	5,769
Consumer loan portfolio:
Residential mortgage	24,297	22,250	1,030
Home equity	9,418	8,791	438
Total consumer loan portfolio	33,715	31,041	1,468
Total impaired loans and leases with an allowance recorded	68,965	66,049	7,237
Impaired loans and leases without an allowance recorded:
Commercial loan and lease portfolio:
Commercial and industrial	55,889	39,098	—
Commercial real estate	69,143	41,737	—
Total commercial loan and lease portfolio	125,032	80,835	—
Consumer loan portfolio:
Residential mortgage	31,142	22,594	—
Home equity	24,709	6,179	—
Consumer installment	2,095	880	—
Total consumer loan portfolio	57,946	29,653	—
Total impaired loans and leases without an allowance recorded	182,978	110,488	—
Total impaired loans and leases	$251,943	$176,537	$7,237

Accruing and Nonaccrual Loans and Leases The Corporation's key credit quality indicator is the receivable's payment performance status, defined as accruing or not accruing. Nonaccrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease. Loans and leases that are over 90 days delinquent are a leading indicator for future charge-off trends and are generally placed on nonaccrual status. In addition, loans and leases that have requested payment deferral under the CARES Act of greater than 180 days are generally placed on nonaccrual status. The Corporation's accruing and nonaccrual loans and leases were as follows:

(In thousands)	Current	30-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Nonaccrual(1)	Total
At September 30, 2020
Commercial loan and lease portfolio:
Commercial and industrial	$11,357,324	$56,320	$3,101	$11,416,745	$140,492	$11,557,237
Commercial real estate	9,492,853	63,981	244	9,557,078	70,252	9,627,330
Lease financing	2,648,447	30,652	3,564	2,682,663	42,023	2,724,686
Total commercial loan and lease portfolio	23,498,624	150,953	6,909	23,656,486	252,767	23,909,253
Consumer loan portfolio:
Residential mortgage	5,700,715	22,954	1,347	5,725,016	65,235	5,790,251
Home equity	3,160,742	90,057	—	3,250,799	52,184	3,302,983
Consumer installment	1,329,989	4,680	—	1,334,669	6,535	1,341,204
Total consumer loan portfolio	10,191,446	117,691	1,347	10,310,484	123,954	10,434,438
Total	$33,690,070	$268,644	$8,256	$33,966,970	$376,721	$34,343,691
At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$11,283,832	$29,780	$331	$11,313,943	$53,812	$11,367,755
Commercial real estate	8,993,360	10,291	1,440	9,005,091	29,735	9,034,826
Lease financing	2,662,354	24,657	1,901	2,688,912	10,957	2,699,869
Total commercial loan and lease portfolio	22,939,546	64,728	3,672	23,007,946	94,504	23,102,450
Consumer loan portfolio:
Residential mortgage	6,056,817	17,245	559	6,074,621	38,577	6,113,198
Home equity	3,434,771	22,568	—	3,457,339	35,863	3,493,202
Consumer installment	1,536,714	4,292	108	1,541,114	714	1,541,828
Total consumer loan portfolio	11,028,302	44,105	667	11,073,074	75,154	11,148,228
Purchased credit impaired loans(1)	217,206	3,843	25,737	246,786	—	246,786
Total	$34,185,054	$112,676	$30,076	$34,327,806	$169,658	$34,497,464

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

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At September 30, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$142	$86	$—	$4	$—	$2,468	$401	$—	$3,101
Commercial real estate	—	—	—	—	—	244	—	—	244
Lease financing	139	906	697	1,308	482	32	—	—	3,564
Total commercial loan and lease portfolio	281	992	697	1,312	482	2,744	401	—	6,909
Consumer loan portfolio:
Residential mortgage	85	134	—	—	—	1,128	—	—	1,347
Total consumer loan portfolio	85	134	—	—	—	1,128	—	—	1,347
Total 90 days or more delinquent and accruing	$366	$1,126	$697	$1,312	$482	$3,872	$401	$—	$8,256

Nonaccrual loans and leases by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At September 30, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$3,739	$38,211	$34,112	$17,978	$12,395	$16,424	$17,629	$4	$140,492
Commercial real estate	—	1,079	11,937	11,618	8,810	36,808	—	—	70,252
Lease financing	1,810	9,695	12,289	7,204	4,532	4,863	100	1,530	42,023
Total commercial loan and lease portfolio	5,549	48,985	58,338	36,800	25,737	58,095	17,729	1,534	252,767
Consumer loan portfolio:
Residential mortgage	476	2,895	2,902	2,112	2,392	54,458	—	—	65,235
Home equity	675	1,604	458	341	211	4,502	43,360	1,033	52,184
Consumer installment	42	163	656	285	248	4,973	168	—	6,535
Total consumer loan portfolio	1,193	4,662	4,016	2,738	2,851	63,933	43,528	1,033	123,954
Total nonaccrual loans and leases	$6,742	$53,647	$62,354	$39,538	$28,588	$122,028	$61,257	$2,567	$376,721

The average balance of nonaccrual loans and leases and interest income recognized on nonaccrual loans and leases were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In thousands)	Average Loan and Lease Balance(1)	Interest Income Recognized(1)	Average Loan and Lease Balance	Interest Income Recognized	Average Loan and Lease Balance(1)	Interest Income Recognized(1)	Average Loan and Lease Balance	Interest Income Recognized
Commercial loan and lease portfolio:
Commercial and industrial	$119,338	$2,544	$36,761	$40	$97,153	$6,212	$40,550	$162
Commercial real estate	63,885	2,452	13,531	35	49,993	5,982	15,518	97
Lease financing	30,390	31	12,195	55	26,489	102	9,748	116
Total commercial loan and lease portfolio	213,613	5,027	62,487	130	173,635	12,296	65,816	375
Consumer loan portfolio:
Residential mortgage	66,498	769	41,788	68	51,906	2,133	40,963	205
Home equity	49,872	3,000	35,991	79	44,023	3,283	32,476	174
Consumer installment	4,102	143	4,634	—	3,625	209	4,608	—
Total consumer loan portfolio	120,472	3,912	82,413	147	99,554	5,625	78,047	379
Total nonaccrual loans and leases	$334,085	$8,939	$144,900	$277	$273,189	$17,921	$143,863	$754

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

The amortized cost basis of loans and leases by credit risk classifications and year of origination was as follows:

	Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases(1)	Revolving Loans and Leases Converted to Term Loans and Leases(2)
At September 30, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial
Pass	$3,046,289	$2,070,267	$1,165,510	$650,511	$412,527	$354,391	$3,173,255	$45,162	$10,917,912
Special mention	9,996	55,414	34,345	44,613	14,564	13,127	142,520	—	314,579
Substandard	7,238	51,459	88,920	36,442	19,116	23,474	97,984	113	324,746
Total commercial and industrial	3,063,523	2,177,140	1,288,775	731,566	446,207	390,992	3,413,759	45,275	11,557,237
Commercial real estate
Pass	930,314	2,152,099	1,932,737	1,371,335	784,174	1,672,418	—	—	8,843,077
Special mention	289	100,532	55,678	168,496	62,608	102,896	—	—	490,499
Substandard	1,056	5,129	34,754	119,637	43,004	90,174	—	—	293,754
Total commercial real estate	931,659	2,257,760	2,023,169	1,659,468	889,786	1,865,488	—	—	9,627,330
Lease financing
Pass	718,133	797,020	449,720	270,567	143,098	47,280	31,963	172,653	2,630,434
Special mention	2,703	11,432	4,687	5,731	2,469	1,658	3,837	5,299	37,816
Substandard	5,428	11,672	15,082	9,305	5,501	5,926	418	3,104	56,436
Total lease financing	726,264	820,124	469,489	285,603	151,068	54,864	36,218	181,056	2,724,686
Total commercial	4,721,446	5,255,024	3,781,433	2,676,637	1,487,061	2,311,344	3,449,977	226,331	23,909,253
Consumer loan portfolio:
Residential mortgage
Pass	1,024,652	1,243,341	743,949	507,124	497,004	1,702,326	—	—	5,718,396
Special mention	—	—	—	—	161	214	—	—	375
Substandard	677	3,076	3,387	2,488	3,173	58,679	—	—	71,480
Total residential mortgage	1,025,329	1,246,417	747,336	509,612	500,338	1,761,219	—	—	5,790,251
Home equity
Pass	24,496	56,729	54,356	44,760	32,586	146,650	2,871,820	8,501	3,239,898
Substandard	698	1,753	580	483	569	7,181	50,379	1,442	63,085
Total home equity	25,194	58,482	54,936	45,243	33,155	153,831	2,922,199	9,943	3,302,983
Consumer installment
Pass	198,591	407,891	211,270	209,484	141,032	139,869	26,018	70	1,334,225
Substandard	397	1,262	1,382	1,062	547	1,860	469	—	6,979
Total consumer installment	198,988	409,153	212,652	210,546	141,579	141,729	26,487	70	1,341,204
Total consumer	1,249,511	1,714,052	1,014,924	765,401	675,072	2,056,779	2,948,686	10,013	10,434,438
Total loans and leases	$5,970,957	$6,969,076	$4,796,357	$3,442,038	$2,162,133	$4,368,123	$6,398,663	$236,344	$34,343,691

(1)
This balance includes $36.2 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease is provided over time, and additional amounts are required to be provided to the respective lessees in future accounting periods.

(2)
This balance includes $226.3 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease was provided over time, and all equipment required by the lease has been provided to the respective lessees in current or previous accounting periods.

The recorded investment of loans and leases by credit risk categories as of December 31, 2019 was as follows:

(In thousands)	Pass	Special Mention	Substandard	Total
At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$10,930,939	$315,097	$193,566	$11,439,602
Commercial real estate	8,891,361	170,114	75,395	9,136,870
Lease financing	2,646,874	28,091	24,904	2,699,869
Total commercial loan and lease portfolio	22,469,174	513,302	293,865	23,276,341
Consumer loan portfolio:
Residential mortgage	6,135,096	565	44,144	6,179,805
Home equity	3,457,292	456	41,159	3,498,907
Consumer installment	1,541,524	—	887	1,542,411
Total consumer loan portfolio	11,133,912	1,021	86,190	11,221,123
Total loans and leases	$33,603,086	$514,323	$380,055	$34,497,464

Troubled Debt Restructurings In certain circumstances, the Corporation may consider modifying the terms of a loan for economic or legal reasons related to the customer's financial difficulties. If the Corporation grants a concession, the modified loan would generally be classified as a TDR. However, Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications provide banks the option to temporarily suspend the application of TDR accounting guidance for loans modified due to the effects of COVID-19 when certain conditions are met. See "Note 3. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for information regarding recent updated guidance on TDR accounting provided by the CARES Act and Interagency guidance. TDRs typically involve a deferral of the principal balance of the loan, a reduction of the stated interest rate of the loan or, in certain limited circumstances, a reduction of the principal balance of the loan or the loan's accrued interest.

The following table presents the recorded investment of loan modifications first classified as TDRs during the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In thousands)	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment
Commercial loan and lease portfolio:
Commercial and industrial	$5,378	$5,344	$—	$—	$10,742	$10,709	$—	$—
Commercial real estate	29,735	29,735	—	—	32,267	32,177	31,518	31,518
Total commercial loan and lease portfolio	35,113	35,079	—	—	43,009	42,886	31,518	31,518
Consumer loan portfolio:
Residential mortgage	4,994	4,994	1,724	1,723	10,423	10,423	4,023	4,016
Consumer installment	88	88	—	—	481	391	—	—
Home equity	2,796	2,796	1,115	1,115	4,553	4,494	3,589	3,577
Total consumer loan portfolio	7,878	7,878	2,839	2,838	15,457	15,308	7,612	7,593
Total	$42,991	$42,957	$2,839	$2,838	$58,466	$58,194	$39,130	$39,111

The following table presents TDR loans:

	At September 30, 2020			At December 31, 2019
(In thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$36,947	$13,250	$50,197	$12,986	$5,356	$18,342
Consumer loan portfolio	17,956	21,526	39,482	12,403	14,875	27,278
Total	$54,903	$34,776	$89,679	$25,389	$20,231	$45,620

Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $1.3 million and $638 thousand at September 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Defaulted TDR loan balances modified during the applicable period
Commercial loan and lease portfolio:
Commercial and industrial	$60	$—	$283	$297
Consumer loan portfolio:
Residential mortgage	265	212	1,404	964
Home equity	170	82	426	328
Consumer installment	35	452	50	1,555
Total consumer loan portfolio	470	746	1,880	2,847
Defaulted TDR loan balances	$530	$746	$2,163	$3,144

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At September 30, 2020	At December 31, 2019
Other real estate owned	$35,554	$34,256
Repossessed and returned assets	11,104	8,045
Consumer loans in process of foreclosure	14,555	17,758

Other real estate owned and repossessed and returned assets were written down $1.1 million and $2.3 million, and $2.3 million and $5.5 million during the three and nine months ended September 30, 2020 and September 30, 2019, respectively, and were included in other assets on the Consolidated Statements of Financial Condition.

Note 9. Goodwill

Goodwill was as follows:

(In thousands)	At September 30, 2020	At December 31, 2019
Goodwill related to consumer banking segment	$771,555	$764,389
Goodwill related to commercial banking segment	541,491	535,489
Goodwill, net	$1,313,046	$1,299,878

The Corporation recorded goodwill in the amount of $1.2 billion related to the merger with Legacy TCF completed on August 1, 2019. Goodwill was allocated to the appropriate reporting unit based on the relative fair value of assets acquired and deposits held by the reporting unit. This methodology allocates goodwill in proportion to the assets held by each reporting unit as well as incorporating the value of the funding source provided by the in place deposits. The reporting units aggregate between the Consumer Banking and Commercial Banking segments. See "Note 2. Merger" for further information. There was no impairment of goodwill for the three and nine months ended September 30, 2020 and 2019.

Note 10. Loan Servicing Rights

Information regarding LSRs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Balance, beginning of period	$38,816	$18	$56,313	$23
Acquired in the Merger	—	59,567	—	59,567
New servicing assets created	5,280	1,906	11,238	1,906
Impairment (charge) recovery	(154)	(4,520)	(17,248)	(4,520)
Amortization	(5,689)	(1,670)	(12,050)	(1,675)
Balance, end of period	$38,253	$55,301	$38,253	$55,301
Valuation allowance, end of period	$(21,131)	$(4,520)	$(21,131)	$(4,520)
Loans serviced for others that have servicing rights capitalized, end of period	$6,179,464	$6,647,153	$6,179,464	$6,647,153

Total loan servicing, late fee and other ancillary fee income, included in servicing fee income, related to loans serviced for others that have servicing rights capitalized was $4.1 million and $12.4 million for the three and nine months ended September 30, 2020, respectively, and $2.8 million for both the three and nine months ended September 30, 2019.

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

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized amortization expense of investments in qualified affordable housing projects of $5.2 million and $15.6 million for the three and nine months ended September 30, 2020, respectively, and $3.6 million and $8.5 million for the three and nine months ended September 30, 2019, respectively. Amortization expense was more than offset by tax credits and other benefits of $6.5 million and $19.4 million for the three and nine months ended September 30, 2020, respectively, and $4.5 million and $10.5 million for the three and nine months ended September 30, 2019, respectively. The Corporation's remaining investment in qualified affordable housing projects totaled $219.9 million and $195.8 million at September 30, 2020 and December 31, 2019, respectively.

Under the equity method, the Corporation's share of the earnings or losses is included in other noninterest expense. The Corporation's remaining investment in the federal historic projects and Ohio historic preservation tax credits totaled $52.4 million and $43.6 million at September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020, $0.5 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $0.4 million. During the nine months ended September 30, 2020, $1.1 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $0.8 million. During the three months ended September 30, 2020, the amount of state tax credits recognized, inclusive of impairment, was $0.4 million. During the nine months ended September 30, 2020, the amount of state tax credits recognized, inclusive of impairment, was $0.9 million.

The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects and federal historic projects are included in other liabilities. The Corporation's remaining unfunded equity contributions totaled $134.2 million and $131.3 million at September 30, 2020 and December 31, 2019, respectively.

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

Short-term borrowings (borrowings with an original maturity of less than one year) were as follows:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Weighted-average Rate	Amount	Weighted-average Rate
FHLB advances	$400,000	0.37%	$2,450,000	1.85%
Collateralized Deposits	253,959	0.14	219,145	0.64
Line-of-Credit - TCF Commercial Finance Canada, Inc.	1,502	1.50	—	—
Total short-term borrowings	$655,461	0.28	$2,669,145	1.75

On June 29, 2020, TCF Financial voluntarily prepaid the outstanding $80.0 million on its $150.0 million unsecured 364-day revolving credit facility with an unaffiliated bank and subsequently closed the credit facility.

Long-term borrowings were as follows:

(In thousands)	At September 30, 2020	At December 31, 2019
FHLB advances	$210,372	$1,822,058
Subordinated debt obligations	586,729	428,470
Discounted lease rentals	71,738	100,882
Finance lease obligation	3,006	3,038
Total long-term borrowings	$871,845	$2,354,448

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

At September 30, 2020, TCF Bank had pledged $14.0 billion of loans secured by consumer and commercial real estate to provide borrowing capacity from the FHLB.

At September 30, 2020, TCF Bank had pledged $2.5 billion of loans secured by assets to provide borrowing capacity from the Federal Reserve Bank discount window. No borrowings were sourced from this facility at September 30, 2020.

The contractual maturities of long-term borrowings at September 30, 2020 were as follows:

(In thousands)
Remainder of 2020	$501
2021	10,955
2022	135,533
2023	24,055
2024	8,806
Thereafter	691,995
Total long-term borrowings	$871,845

Note 13.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Three Months Ended September 30,
	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Net unrealized gains (losses) arising during the period	$(8,489)	$1,992	$(6,497)	$24,236	$(5,606)	$18,630
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	777	(183)	594	844	(205)	639
Net gains (losses) on investment securities	(2,309)	542	(1,767)	—	—	—
Other noninterest expense	(32)	8	(24)	(53)	14	(39)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,564)	367	(1,197)	791	(191)	600
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	(10,053)	2,359	(7,694)	25,027	(5,797)	19,230
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to other noninterest expense	(12)	3	(9)	(12)	3	(9)
Foreign currency translation adjustment(1)	3,721	—	3,721	(1,968)	—	(1,968)
Net unrealized gains (losses) on net investment hedges	(3,469)	814	$(2,655)	2,170	(529)	1,641
Total other comprehensive income (loss)	$(9,813)	$3,176	$(6,637)	$25,217	$(6,323)	$18,894

	Nine Months Ended September 30,
	2020			2019
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Net unrealized gains (losses) arising during the period	$180,391	$(42,562)	$137,829	$114,263	$(27,519)	$86,744
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	3,156	(741)	2,415	2,495	(607)	1,888
Net gains (losses) on investment securities	(2,309)	542	(1,767)	(1,513)	368	(1,145)
Other noninterest expense	95	(22)	73	(350)	86	(264)
Amounts reclassified from accumulated other comprehensive income (loss)	942	(221)	721	632	(153)	479
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	181,333	(42,783)	138,550	114,895	(27,672)	87,223
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to other noninterest expense	(35)	8	(27)	(35)	10	(25)
Foreign currency translation adjustment(1)	(4,298)	—	(4,298)	5,014	—	5,014
Net unrealized gains (losses) on net investment hedges	4,272	(1,003)	3,269	(3,761)	915	(2,846)
Total other comprehensive income (loss)	$181,272	$(43,778)	$137,494	$116,113	$(26,747)	$89,366

(1)	Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended September 30, 2020
Balance, beginning of period	$202,342	$15,724	$(19,716)	$58	$198,408
Other comprehensive income (loss)	(6,497)	(2,655)	3,721	—	(5,431)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,197)	—	—	(9)	(1,206)
Net other comprehensive income (loss)	(7,694)	(2,655)	3,721	(9)	(6,637)
Balance, end of period	$194,648	$13,069	$(15,995)	$49	$191,771
At or For the Three Months Ended September 30, 2019
Balance, beginning of period	$39,971	$10,499	$(13,229)	$93	$37,334
Other comprehensive income (loss)	18,630	1,641	(1,968)	—	18,303
Amounts reclassified from accumulated other comprehensive income (loss)	600	—	—	(9)	591
Net other comprehensive income (loss)	19,230	1,641	(1,968)	(9)	18,894
Balance, end of period	$59,201	$12,140	$(15,197)	$84	$56,228
At or For the Nine Months Ended September 30, 2020
Balance, beginning of period	$56,098	$9,800	$(11,697)	$76	$54,277
Other comprehensive income (loss)	137,829	3,269	(4,298)	—	136,800
Amounts reclassified from accumulated other comprehensive income (loss)	721	—	—	(27)	694
Net other comprehensive income (loss)	138,550	3,269	(4,298)	(27)	137,494
Balance, end of period	$194,648	$13,069	$(15,995)	$49	$191,771
At or For the Nine Months Ended September 30, 2019
Balance, beginning of period	$(28,022)	$14,986	$(20,211)	$109	$(33,138)
Other comprehensive income (loss)	86,744	(2,846)	5,014	—	88,912
Amounts reclassified from accumulated other comprehensive income (loss)	479	—	—	(25)	454
Net other comprehensive income (loss)	87,223	(2,846)	5,014	(25)	89,366
Balance, end of period	$59,201	$12,140	$(15,197)	$84	$56,228

Note 14.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $73.6 million at September 30, 2020, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

The Basel III capital standards allowed institutions not subject to the advanced approaches requirements to opt out of including components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF and TCF Bank made the one-time permanent election to not include accumulated other comprehensive income (loss) in regulatory capital.

Effective January 1, 2020, the Corporation adopted CECL. In response to the COVID-19 pandemic, the regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for two years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the final rule issued by the regulatory agencies.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At September 30,	At December 31,	At September 30,	At December 31,	Well-capitalized Standard	Minimum Capital Requirement(1)
(Dollars in thousands)	2020	2019	2020	2019
Regulatory Capital:
Common equity Tier 1 capital	$4,053,931	$4,050,826	$4,029,278	$4,039,191
Tier 1 capital	4,244,609	4,236,648	4,050,654	4,059,417
Total capital	4,972,715	4,681,630	4,769,055	4,524,051

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	11.45%	10.99%	11.39%	10.97%	6.50%	7.00%
Tier 1 risk-based capital ratio	11.98	11.49	11.45	11.03	8.00	8.50
Total risk-based capital ratio	14.04	12.70	13.48	12.29	10.00	10.50
Tier 1 leverage ratio	8.83	9.49	8.43	9.10	5.00	4.00

(1)	Excludes capital conservation buffer of 2.5% at both September 30, 2020 and December 31, 2019.

Note 15.  Derivative Instruments

Derivative instruments, recognized at fair value within other assets or other liabilities on the Consolidated Statements of Financial Condition, were as follows:

	At September 30, 2020
		Fair Value
(In thousands)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contract	$150,000	$—	$84
Forward foreign exchange contracts	196,852	2,237	85
Total derivatives designated as hedging instruments		$2,237	$169
Derivatives not designated as hedging instruments
Interest rate contracts	$5,773,205	$279,710	$14,001
Risk participation agreements	445,120	163	171
Forward foreign exchange contracts	95,052	537	125
Interest rate lock commitments	579,456	18,596	4
Forward loan sales commitments	805,887	117	786
Power Equity CDs	21,958	442	443
Swap agreement	12,652	—	141
Total derivatives not designated as hedging instruments		$299,565	$15,671
Total derivatives before netting		301,802	15,840
Netting(2)		(2,861)	498
Total derivatives, net		$298,941	$16,338

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

	At September 30, 2020
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$279,710	$—	$279,710
Risk participation agreements	163	—	163
Forward foreign exchange contracts	2,774	(2,740)	34
Interest rate lock commitments	18,596	(4)	18,592
Forward loan sales commitments	117	(117)	—
Power Equity CDs	442	—	442
Total derivative assets	$301,802	$(2,861)	$298,941
Derivative liabilities
Interest rate contracts	$14,085	$—	$14,085
Risk participation agreements	171	—	171
Forward foreign exchange contracts	210	760	970
Interest rate lock commitments	4	(4)	—
Forward loan sales commitments	786	(117)	669
Power Equity CDs	443	—	443
Swap agreement	141	(141)	—
Total derivative liabilities	$15,840	$498	$16,338

(1)	Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

	At December 31, 2019
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$102,893	$(492)	$102,401
Risk participation agreements	202	—	202
Forward foreign exchange contracts	—	—	—
Interest rate lock commitments	2,772	(7)	2,765
Forward loan sales commitments	41	(41)	—
Power Equity CDs	734	—	734
Total derivative assets	$106,642	$(540)	$106,102
Derivative liabilities
Interest rate contracts	$6,040	$(491)	$5,549
Risk participation agreements	354	—	354
Forward foreign exchange contracts	6,519	(4,214)	2,305
Interest rate lock commitments	20	(7)	13
Forward loan sales commitments	289	(41)	248
Power Equity CD	734	—	734
Swap agreement	356	(356)	—
Total derivative liabilities	$14,312	$(5,109)	$9,203

(1)	Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

Derivatives Designated as Hedging Instruments

Interest rate contract: The carrying amount of the hedged subordinated debt, including the cumulative basis adjustment related to the application of fair value hedge accounting, is recorded in long-term borrowings on the Consolidated Statements of Financial Condition and was as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At September 30, 2020	At December 31, 2019	At September 30, 2020	At December 31, 2019
Subordinated bank note - 2025	$160,694	$151,454	$11,840	$2,773

The following table summarizes the effect of fair value hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Statement of income line where the gain (loss) on the fair value hedge was recorded:
Interest expense on borrowings	$11,429	$17,115	$51,147	$48,050
Gain (loss) on interest rate contract (fair value hedge)
Hedged item	680	(2,100)	(9,068)	(8,847)
Derivative designated as a hedging instrument	(731)	2,195	9,134	8,938
Gain (loss) on interest rate contract recognized in interest expense on borrowings	$(51)	$95	$66	$91

Forward foreign exchange contracts: The effect of net investment hedges on accumulated other comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Forward foreign exchange contracts	$(3,469)	$2,170	$4,272	$(3,761)

Derivatives Not Designated as Hedging Instruments Certain other interest rate contracts, forward foreign exchange contracts, interest rate lock commitments and other contracts have not been designated as hedging instruments. The effect of these derivatives on the Consolidated Statements of Income was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Location of Gain (Loss)	2020	2019	2020	2019
Interest rate contracts(1)	Other noninterest income	$(2,314)	$(20,085)	$3,459	$(21,345)
Risk participation agreements	Other noninterest expense	(310)	321	(523)	38
Forward foreign exchange contracts	Other noninterest expense	(1,606)	3,307	9,615	(5,302)
Interest rate lock commitments	Net gains on sales of loans and leases	68	337	15,840	1,117
Forward loan sales commitments	Net gains on sales of loans and leases	3,881	(11)	(421)	(11)
Swap agreement	Other noninterest income	—	4	(1)	4
Net gain (loss) recognized		$(281)	$(16,127)	$27,969	$(25,499)

(1)	Included in both the three and nine months ended September 30, 2019 is a loss of $17.3 million related to the termination of $1.1 billion of interest rate swaps.

At September 30, 2020 and December 31, 2019, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $26.3 million and $23.1 million, respectively. In the event the Corporation is rated less than BB- by Standard and Poor's, the contracts could be terminated or the Corporation may be required to provide approximately $526 thousand and $462 thousand in additional collateral at September 30, 2020 and December 31, 2019, respectively. There were no forward foreign exchange contracts containing credit risk-related features in a liability position at both September 30, 2020 and December 31, 2019.

At September 30, 2020, the Corporation had posted $67.9 million and $0.8 million of cash collateral related to its interest rate contracts and forward foreign exchange contracts, respectively, and received $3.5 million of cash collateral related to its forward foreign exchange contracts.

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

Derivative Instruments:

Interest Rate Contracts: The Corporation executes interest rate contracts as described in "Note 15. Derivative Instruments." The fair value of these interest rate contracts, categorized as Level 2, is determined using a cash flow model which may consider the forward curve, the discount curve, option volatilities and credit valuation adjustments related to counterparty and/or borrower non-performance risk.

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

The balances of assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale	$—	$7,445,696	$467	$7,446,163
Loans held-for-sale	—	460,172	—	460,172
Interest-only strips	—	—	9,555	9,555
Derivative assets:(1)
Interest rate contracts	—	279,710	—	279,710
Risk participation agreements	—	163	—	163
Forward foreign exchange contracts	—	2,774	—	2,774
Interest rate lock commitments	—	18,596	—	18,596
Forward loan sales commitments	—	117	—	117
Power Equity CDs	—	442	—	442
Total derivative assets	—	301,802	—	301,802
Assets held in trust for deferred compensation plans	46,210	—	—	46,210
Total assets at fair value	$46,210	$8,207,670	$10,022	$8,263,902
Liabilities
Derivative liabilities:(1)
Interest rate contracts	$—	$14,085	$—	$14,085
Risk participation agreements	—	171	—	171
Forward foreign exchange contracts	—	210	—	210
Interest rate lock commitments	—	4	—	4
Forward loan sales commitments	—	786	—	786
Power Equity CDs	—	443	—	443
Swap agreement	—	—	141	141
Total derivative liabilities	—	15,699	141	15,840
Liabilities held in trust for deferred compensation plans	46,210	—	—	46,210
Total liabilities at fair value	$46,210	$15,699	$141	$62,050

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Investment securities available-for-sale	Loans held-for-sale	Interest-only strips	Interest rate lock commitments	Swap agreement	Forward loan sales commitments
At or For the Three Months Ended September 30, 2020
Asset (liability) balance, beginning of period	$441	$—	$11,811	$—	$(213)	$—
Total net gains (losses) included in:
Net income	1	—	277	—	—	—
Other comprehensive income (loss)	25	—	(1,211)	—	—	—
Principal paydowns / settlements	—	—	(1,322)	—	72	—
Asset (liability) balance, end of period	$467	$—	$9,555	$—	$(141)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$25	$—	$(1,211)	$—	$—	$—
At or For the Three Months Ended September 30, 2019
Asset (liability) balance, beginning of period	$3	$29,211	$15,236	$1,402	$(435)	$(145)
Transfers out of Level 3(1)	—	(29,211)	—	(1,402)	—	145
Total net gains (losses) included in:
Net income	—	—	610	—	—	—
Other comprehensive income (loss)	(25)	—	(65)	—	—	—
Acquired	450	—	—	—	—	—
Originations	—	—	628	—	—	—
Principal paydowns / settlements	—	—	(2,332)	—	79	—
Asset (liability) balance, end of period	$428	$—	$14,077	$—	$(356)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$(25)	$—	$(65)	$—	$—	$—
At or For the Nine Months Ended September 30, 2020
Asset (liability) balance, beginning of period	$433	$—	$12,813	$—	$(356)	$—
Total net gains (losses) included in:
Net income	3	—	763	—	(1)	—
Other comprehensive income (loss)	31	—	430	—	—	—
Principal paydowns / settlements	—	—	(4,451)	—	216	—
Asset (liability) balance, end of period	$467	$—	$9,555	$—	$(141)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$31	$—	$430	$—	$—	$—
At or For the Nine Months Ended September 30, 2019
Asset (liability) balance, beginning of period	$4	$18,070	$16,835	$624	$(583)	$(26)
Total net gains (losses) included in:
Net income	—	534	1,975	778	—	(119)
Other comprehensive income (loss)	(25)	—	246	—	—	—
Acquired	450
Sales	—	(164,693)	—	—	—	—
Originations	—	175,304	2,180	—	—	—
Principal paydowns / settlements	(1)	(4)	(7,159)	—	227	—
Transfers out of Level 3(1)	—	(29,211)	—	(1,402)	—	145
Asset (liability) balance, end of period	$428	$—	$14,077	$—	$(356)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$(25)	$—	$246	$—	$—	$—

(1)	Certain assets (liabilities) previously classified as Level 3 were transferred to Level 2 because current period prices are derived from Level 2 observable market data.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The following is a discussion of the valuation methodologies used to record assets and liabilities at fair value on a non-recurring basis.

Loans and Leases: Loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral, categorized as Level 3 and recorded at fair value on a non-recurring basis, are valued based on the fair value of that collateral less estimated selling costs. The fair value of the collateral is determined based on internal estimates and/or assessments provided by third-party appraisers and the valuation relies on discount rates ranging from 10% to 15%.

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

Other Real Estate Owned: The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value and include a discount rate of 10%. Assets acquired through foreclosure are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned.

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

The balances of assets measured at fair value on a non-recurring basis were as follows. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019.

(In thousands)	Level 1	Level 2	Level 3	Total
At September 30, 2020
Loans and leases	$—	$—	$261,885	$261,885
Loan servicing rights	—	—	38,253	38,253
Other real estate owned	—	—	15,730	15,730
Repossessed and returned assets	—	10,077	—	10,077
Total non-recurring fair value measurements	$—	$10,077	$315,868	$325,945
At December 31, 2019
Loans and leases	$—	$—	$141,199	$141,199
Loan servicing rights	—	—	56,298	56,298
Other real estate owned	—	—	17,577	17,577
Repossessed and returned assets	—	6,968	—	6,968
Total non-recurring fair value measurements	$—	$6,968	$215,074	$222,042

Fair Value Option

The Corporation has elected the fair value option for residential mortgage loans held-for-sale. This election facilitates the offsetting of changes in fair value of the loans held-for-sale and the derivative financial instruments used to economically hedge them. The difference between the aggregate fair value and aggregate unpaid principal balance of these loans held-for-sale was as follows:

(In thousands)	September 30, 2020	December 31, 2019
Fair value carrying amount	$460,172	$91,202
Aggregate unpaid principal amount	436,216	88,192
Fair value carrying amount less aggregate unpaid principal	$23,956	$3,010

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on nonaccrual status at September 30, 2020 and December 31, 2019. The net gain from initial measurement of the loans held-for-sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $31.4 million and $79.0 million for the three and nine months ended September 30, 2020 and $12.4 million and $18.3 million for the same periods in 2019, and are included in net gains on sales of loans and leases. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of loans and leases.

Disclosures about Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at September 30, 2020 and December 31, 2019 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of TCF's financial instruments, the estimates of fair value are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value and financial instruments recorded at fair value on a recurring basis, are included below. This information represents only a portion of the Consolidated Statements of Financial Condition not recorded in their entirety on a recurring basis and not the estimated value of the Corporation as a whole. Non-financial instruments such as the intangible value of the Corporation's banking centers and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from the Corporation's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of the Corporation.

	At September 30, 2020
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$300,444	$—	$300,444	$—	$300,444
Investment securities held-to-maturity	170,309	—	176,649	3,715	180,364
Loans and leases held-for-sale	255	—	—	262	262
Net loans(1)	31,140,162	—	—	31,323,032	31,323,032
Securitization receivable(2)	—	—	—	19,802	19,802
Deferred fees on commitments to extend credit(2)	21,222	—	21,222	—	21,222
Total financial instrument assets	$31,632,392	$—	$498,315	$31,346,811	$31,845,126
Financial instrument liabilities
Certificates of deposits	$6,334,760	$—	$6,355,057	$—	$6,355,057
Long-term borrowings	871,845	—	901,221	—	901,221
Total financial instrument liabilities	$7,206,605	$—	$7,256,278	$—	$7,256,278

(1)	Expected credit losses are included in the carrying amount and estimated fair value.

(2)	Carrying amounts are included in other assets.

(3)	Carrying amounts are included in other liabilities.

	At December 31, 2019
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$442,440	$—	$442,440	$—	$442,440
Investment securities held-to-maturity	139,445	—	141,168	3,676	144,844
Loans held-for-sale	108,584	—	110,252	2,273	112,525
Net loans(1)	31,699,285	—	—	31,804,513	31,804,513
Securitization receivable(2)	19,689	—	—	19,466	19,466
Deferred fees on commitments to extend credit(2)	19,300	—	19,300	—	19,300
Total financial instrument assets	$32,428,743	$—	$713,160	$31,829,928	$32,543,088
Financial instrument liabilities
Certificates of deposits	$7,455,556	$—	$7,460,577	$—	$7,460,577
Long-term borrowings	2,354,448	—	2,368,469	—	2,368,469
Deferred fees on standby letters of credit(3)	56	—	56	—	56
Total financial instrument liabilities	$9,810,060	$—	$9,829,102	$—	$9,829,102

(1)	Expected credit losses are included in the carrying amount and estimated fair value.

(2)	Carrying amounts are included in other assets.

(3)	Carrying amounts are included in other liabilities.

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

	Three Months Ended September 30, 2020
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$23,010	$2,425	$—	$35	$25,470
Wealth management revenue	1,334	—	—	5,172	6,506
Card and ATM revenue	21,635	64	—	1,684	23,383
Other noninterest income	1,461	1,413	199	60,378	63,451
Total	$47,440	$3,902	$199	$67,269	$118,810

	Three Months Ended September 30, 2019
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$32,552	$2,046	$—	$(214)	$34,384
Wealth management revenue	1,047	—	—	3,194	4,241
Card and ATM revenue	21,479	2	—	1,834	23,315
Other noninterest income	(455)	1,592	163	31,018	32,318
Total	$54,623	$3,640	$163	$35,832	$94,258

	Nine Months Ended September 30, 2020
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$75,130	$7,459	$—	$310	$82,899
Wealth management revenue	3,846	—	—	15,017	18,863
Card and ATM revenue	59,041	66	—	6,597	65,704
Other noninterest income	1,293	4,466	767	214,835	221,361
Total	$139,310	$11,991	$767	$236,759	$388,827

	Nine Months Ended September 30, 2019
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$84,453	$4,243	$—	$(192)	$88,504
Wealth management revenue	1,047	—	—	3,194	4,241
Card and ATM revenue	60,584	3	—	1,883	62,470
Other noninterest income	395	6,908	245	144,717	152,265
Total	$146,479	$11,154	$245	$149,602	$307,480

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

Before the Merger, Chemical and Legacy TCF granted share-based awards under their respective share-based compensation plans, including the Chemical Stock Incentive Plan of 2019 (the "Stock Incentive Plan of 2019") and the TCF Financial 2015 Omnibus Incentive Plan (the "Legacy TCF Omnibus Incentive Plan"). At September 30, 2020, there were 1,440,141 shares reserved for issuance under the Legacy TCF Omnibus Incentive Plan and there were 1,147,952 shares reserved for issuance under the Stock Incentive Plan of 2019.

The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. Compensation expense for share-based awards, including the merger-related share-based compensation expense was $11.9 million and $33.6 million for the three and nine months ended September 30, 2020, respectively, and $9.8 million and $13.6 million for the same period in 2019, respectively. The excess tax realized from share-based compensation transactions during the three and nine months ended September 30, 2020 was an expense of $897 thousand and $2.0 million, respectively, and a benefit of $743 thousand and $2.0 million for the same period in 2019, respectively.

Restricted Stock Units

The Corporation can grant performance-based restricted stock units ("PRSUs") and time-based restricted stock units ("TRSUs") (collectively referred to as "RSUs") under the Stock Incentive Plan of 2019 and the Legacy TCF Omnibus Incentive Plan; provided, that, RSUs granted under the Legacy TCF Omnibus Incentive Plan may only be granted to new employees hired after the merger or employees who previously were employees of Legacy TCF. At September 30, 2020, there were 407,323 PRSUs outstanding dependent on achieving certain performance target levels and the grantee completing the requisite service period. The TRSUs vest upon satisfaction of a service condition. Upon achievement of the satisfaction of a service condition and/or performance target level, as applicable, the TRSUs are converted into shares of TCF Financial's common stock on a one-to-one basis and the PRSUs are converted into shares of TCF Financial's common stock in accordance with the achievement of the performance target (ranging from 0% to 150% of the granted PRSUs). Compensation expense related to RSUs is recognized over the expected requisite performance or service period, as applicable.

A summary of the activity for RSUs at and for the nine months ended September 30, 2020 is presented below:

	Number of Units	Weighted-average Grant Date Fair Value Per Unit
Outstanding at December 31, 2019	1,511,820	$44.49
Granted	1,465,165	24.59
Forfeited/canceled	(45,388)	28.93
Vested	(601,651)	43.99
Outstanding at September 30, 2020	2,329,946	$32.41

Unrecognized compensation expense related to RSUs totaled $52.1 million at September 30, 2020 and is expected to be recognized over the remaining weighted-average period of 2.7 years.

Restricted Stock Awards

The Corporation's restricted stock award transactions were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Outstanding at December 31, 2019	888,305	$40.67
Granted	54,040	25.91
Forfeited/canceled	(7,959)	39.91
Vested	(379,485)	41.11
Outstanding at September 30, 2020	554,901	$38.63

At September 30, 2020, there were no shares of performance-based restricted stock awards outstanding. Unrecognized stock compensation expense for restricted stock awards was $11.5 million at September 30, 2020 with a weighted-average remaining amortization period of 1.9 years.

The following table provides information regarding total expense for restricted stock awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Restricted stock expense related to employees(1)	$7,600	$4,779	$17,995	$9,455
Restricted stock expense related to directors(2)	352	391	566	709
Total restricted stock expense	$7,952	$5,170	$18,561	$10,164

(1)	Included in "Compensation and employee benefits" in the Consolidated Statements of Income.

(2)	Included in "Other noninterest expense" in the Consolidated Statements of Income.

Stock Options

A summary of activity for the Corporation's stock options at and for the nine months ended September 30, 2020 is presented below:

	Non-Vested Stock Options Outstanding		Stock Options Outstanding
	Number of Options	Weighted-average Exercise Price	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2019	120,809	$39.63	495,165	$29.48
Exercised	—	—	(82,276)	22.03
Forfeited/canceled	(3,659)	38.18	—	—
Expired	—	—	(74,626)	38.89
Vested	(57,262)	38.38	57,262	38.38
Outstanding at September 30, 2020	59,888	$40.92	395,525	$30.55
Exercisable/vested at September 30, 2020			395,525	$30.55

The weighted-average remaining contractual term was 4.1 years for all outstanding stock options and 3.9 years for exercisable stock options at September 30, 2020.

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

The Board of Directors of Legacy TCF approved the termination of the Legacy TCF Pension Plan effective November 1, 2019. The Corporation believes all participants will have their benefits paid in full. During the three months ended September 30, 2020, distributions were made to all participants electing a lump sum payment. Due to the TCF Pension Plan’s funding level, assets were liquidated and additional funding was made for the annuity purchase in October 2020. The weighted-average interest crediting rate was 2.05% as of September 30, 2020. TCF does not consolidate the assets and liabilities associated with the Legacy TCF Pension Plan.

The termination of the Chemical Pension Plan was effective August 31, 2019. The discount rate was adjusted to 3.48% based on the remeasurement of the Chemical Pension Plan required due to the Merger and the termination. At the time of the Merger, as a result of the termination, the Corporation recognized a prepaid asset representing the funded status of the Chemical Pension Plan, net of estimated settlement costs, and the balance previously recorded in accumulated other comprehensive income was eliminated. The purchase accounting adjustment, as a result of the Merger, was reported in goodwill. The Chemical Pension Plan was fully funded as of September 30, 2020. During the three months ended September 30, 2020, distributions were made to all participants electing a lump-sum payment. Following that distribution, existing plan assets will be liquidated over the next several months and an annuity purchase transaction was completed in October 2020.

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

Net Periodic Benefit

The net periodic benefit plan (income) cost included in other noninterest expense for defined benefit pension plans and postretirement benefit plans were as follows:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest cost	$946	$1,046	$2,839	$1,574
Return on plan assets	(864)	(949)	(2,594)	(1,223)
Net periodic benefit plan (income) cost	$82	$97	$245	$351

	Postretirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest cost	$36	$41	$107	$101
Service cost	—	—	1	—
Amortization of prior service cost	(12)	(11)	(35)	(35)
Net periodic benefit plan (income) cost	$24	$30	$73	$66

TCF made no cash contributions to the defined benefit pension plans during the three and nine months ended September 30, 2020 and 2019. Due to the funding level upon final termination, assets were liquidated and additional funding was made for the annuity purchase in October 2020. TCF contributed $0.1 million and $0.2 million to the Legacy TCF Postretirement Plan during the three and nine months ended September 30, 2020, respectively, compared to $0.1 million and $0.3 million during the three and nine months ended September 30, 2019, respectively. TCF made no contributions to the Chemical Postretirement Benefit Plan during both the three and nine months ended September 30, 2020 and 2019.

As of December 31, 2019, the TCF 401K allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred and/or after-tax basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). TCF matches the contributions of all participants at a rate of $1 per dollar for employees to a maximum company contribution of 5% of the employee's covered compensation per pay period subject to the annual covered compensation limitation imposed by the IRS. Employee contributions and matching contributions vest immediately. The Corporation match under the TCF 401K was $5.0 million and $16.8 million for the three and nine months ended September 30, 2020, respectively. The Corporation match under both the Legacy TCF 401k and the Chemical 401k was $4.3 million and $11.4 million for the three and nine months ended September 30, 2019, respectively. Dividends on TCF's common shares held in the TCF 401K are reinvested in such fund or, at the election of the participant, may be paid in cash to the participant.

Effective January 1, 2020, the TCF Deferred Compensation Plan (previously the Chemical Deferred Compensation Plan), a nonqualified supplemental retirement plan, was amended to allow certain employees to contribute up to 60% of their salary and up to 85% of bonus compensation. The amounts deferred under this plan are invested in a selection of participant designated mutual funds.

Note 20.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Basic earnings per common share
Net income attributable to TCF Financial Corporation	$55,738	$22,148	$131,401	$183,069
Preferred stock dividends	2,494	2,494	7,481	7,481
Net income available to common shareholders	53,244	19,654	123,920	175,588
Less: Earnings allocated to participating securities	—	—	—	19
Earnings allocated to common stock	$53,244	$19,654	$123,920	$175,569
Weighted-average common shares outstanding used in basic earnings per common share calculation	151,768,337	128,575,171	151,761,299	97,876,262
Basic earnings per common share	$0.35	$0.15	$0.82	$1.79
Diluted earnings per common share
Earnings allocated to common stock	$53,244	$19,654	$123,920	$175,569
Weighted-average common shares outstanding used in basic earnings per common share calculation	151,768,337	128,575,171	151,761,299	97,876,262
Net dilutive effect of:
Non-participating restricted stock	26,163	73,698	12,383	139,795
Stock options	27,092	105,719	53,246	39,222
Weighted-average common shares outstanding used in diluted earnings per common share calculation	151,821,592	128,754,588	151,826,928	98,055,279
Diluted earnings per common share	$0.35	$0.15	$0.82	$1.79
Anti-dilutive shares outstanding not included in the computation of diluted earnings per common share
Non-participating restricted stock	2,303,249	1,271,045	2,531,355	1,271,045
Stock options	323,386	97,980	228,106	97,980

Note 21. Other Noninterest Income and Expense

Other noninterest income and expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Other Noninterest Income
Gain on branch sales(1)	$—	$—	$14,717	$—
Termination of interest rate swaps	—	(17,302)	—	(17,302)
Loan servicing rights impairment	(154)	(4,520)	(17,248)	(4,520)
Other	5,565	9,513	35,650	21,510
Total other noninterest income	$5,411	$(12,309)	$33,119	$(312)

Other Noninterest Expense
Outside processing	$15,697	$12,084	$42,414	$23,475
Loan and lease expense	7,849	6,750	23,988	13,413
Professional fees	6,552	7,406	18,749	18,319
Advertising and marketing	8,251	7,101	21,091	19,229
FDIC insurance	5,138	6,298	18,439	11,708
Card processing and issuance costs	6,064	5,746	20,585	14,437
Other	33,872	42,391	100,409	94,200
Total other noninterest expense	$83,423	$87,776	$245,675	$194,781

(1) Represents the completion of the sale of seven banking centers in conjunction with deposits associated with those banking centers.

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

Certain information for each of the Corporation's reportable segments, including reconciliations of the consolidated totals, was as follows:

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Three Months Ended September 30, 2020
Net interest income	$216,851	$167,160	$(6,844)	$377,167
Provision (benefit) for credit losses	(27,217)	96,881	—	69,664
Net interest income after provision for credit losses	244,068	70,279	(6,844)	307,503
Noninterest income	78,587	35,105	5,118	118,810
Noninterest expense	204,239	105,646	63,555	373,440
Income (loss) before income tax expense (benefit)	118,416	(262)	(65,281)	52,873
Income tax expense (benefit)	19,744	(8,613)	(15,560)	(4,429)
Income (loss) after income tax expense (benefit)	98,672	8,351	(49,721)	57,302
Income attributable to non-controlling interest	—	1,564	—	1,564
Preferred stock dividends	—	—	2,494	2,494
Net income (loss) available to common shareholders	98,672	6,787	(52,215)	53,244
Total assets	$13,935,521	$23,466,019	$10,164,249	$47,565,789
Revenues from external customers
Interest income	$139,827	$237,060	$43,561	$420,448
Noninterest income	78,587	35,105	5,118	118,810
Total	$218,414	$272,165	$48,679	$539,258
At or For the Three Months Ended September 30, 2019
Net interest income	$191,940	$157,437	$22,416	$371,793
Provision for credit losses	4,489	22,699	—	27,188
Net interest income after provision for credit losses	187,451	134,738	22,416	344,605
Noninterest income	57,102	47,929	(10,773)	94,258
Noninterest expense	210,728	102,841	112,051	425,620
Income (loss) before income tax expense (benefit)	33,825	79,826	(100,408)	13,243
Income tax expense (benefit)	6,817	8,172	(26,724)	(11,735)
Income (loss) after income tax expense (benefit)	27,008	71,654	(73,684)	24,978
Income attributable to non-controlling interest	—	2,830	—	2,830
Preferred stock dividends	—	—	2,494	2,494
Net income available to common shareholders	27,008	68,824	(76,178)	19,654
Total assets	$13,701,633	$19,045,367	$12,945,511	$45,692,511
Revenues from external customers
Interest income	$153,843	$265,678	$40,287	$459,808
Noninterest income	57,102	47,929	(10,773)	94,258
Total	$210,945	$313,607	$29,514	$554,066

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Nine Months Ended September 30, 2020
Net interest income	$616,968	$522,619	$17,420	$1,157,007
Provision for credit losses	6,228	239,105	—	245,333
Net interest income after provision for credit losses	610,740	283,514	17,420	911,674
Noninterest income	245,277	134,709	8,841	388,827
Noninterest expense	640,417	325,425	182,438	1,148,280
Income (loss) before income tax expense (benefit)	215,600	92,798	(156,177)	152,221
Income tax expense (benefit)	37,478	11,133	(33,741)	14,870
Income (loss) after income tax expense (benefit)	178,122	81,665	(122,436)	137,351
Income attributable to non-controlling interest	—	5,950	—	5,950
Preferred stock dividends	—	—	7,481	7,481
Net income (loss) available to common shareholders	178,122	75,715	(129,917)	123,920
Total assets	$13,935,521	$23,466,019	$10,164,249	$47,565,789
Revenues from external customers
Interest income	$430,162	$788,745	$135,303	$1,354,210
Noninterest income	245,277	134,709	8,841	388,827
Total	$675,439	$923,454	$144,144	$1,743,037
At or For the Nine Months Ended September 30, 2019
Net interest income	$470,738	$350,848	$58,693	$880,279
Provision for credit losses	16,406	34,473	—	50,879
Net interest income after provision for credit losses	454,332	316,375	58,693	829,400
Noninterest income	183,767	132,883	(9,170)	307,480
Noninterest expense	520,007	267,147	128,390	915,544
Income (loss) before income tax expense (benefit)	118,092	182,111	(78,867)	221,336
Income tax expense (benefit)	26,529	30,271	(27,934)	28,866
Income (loss) after income tax expense (benefit)	91,563	151,840	(50,933)	192,470
Income attributable to non-controlling interest	—	9,401	—	9,401
Preferred stock dividends	—	—	7,481	7,481
Net income available to common shareholders	91,563	142,439	(58,414)	175,588
Total assets	$13,701,633	$19,045,367	$12,945,511	$45,692,511
Revenues from external customers
Interest income	$370,016	$619,419	$88,048	$1,077,483
Noninterest income	183,767	132,883	(9,170)	307,480
Total	$553,783	$752,302	$78,878	$1,384,963

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

Financial instruments with off-balance sheet risk were as follows:

(In thousands)	At September 30, 2020	At December 31, 2019
Commitments to extend credit:
Commercial	$4,522,128	$5,743,072
Consumer	2,171,676	2,305,096
Total commitments to extend credit	6,693,804	8,048,168
Standby letters of credit and guarantees on industrial revenue bonds	116,792	129,192
Total	$6,810,596	$8,177,360

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

Contingencies and Guarantees The Corporation has originated and sold certain loans, and additionally acquired the potential liability for loans originated and sold by merged or acquired entities, for which the buyer has limited recourse to the Corporation in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $6.6 million and $6.2 million at September 30, 2020 and December 31, 2019, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $6.6 million and $6.0 million at September 30, 2020 and December 31, 2019, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At December 31, 2019 the Corporation had recorded a liability of $0.1 million, in connection with the recourse agreements, in other liabilities. There was no recorded liability at September 30, 2020.

In addition, the Corporation acquired, through the Merger, certain Small Business Administration ("SBA") guaranteed loans in which the guaranteed portion had been sold to a third party investor. In the event these loans default and the SBA guaranty is no longer intact (i.e. an issue is found to have occurred during the origination or the liquidation of the loans) the Corporation would be liable to make the loan whole to the third party investor. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of default by the borrower was $13.9 million and $16.7 million at September 30, 2020 and December 31, 2019, respectively. In the event of default, the Corporation has rights to the underlying collateral securing the loans. At September 30, 2020 and December 31, 2019, the Corporation had recorded a liability of $0.8 million and $0.9 million, respectively, in other liabilities.

Representations, Warranties and Contractual Liabilities In connection with the Corporation's residential mortgage loan sales, and the historical sales of merged or acquired entities, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type, underwriting standards and the manner in which the loans will be serviced. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. At September 30, 2020 and December 31, 2019 the liability recorded in connection with these representations and warranties was $3.8 million and $5.7 million, respectively, included in other liabilities.

Litigation Contingencies From time to time, we are a party to legal proceedings arising out of our lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of our lending and leasing collections activities. We may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB which may impose sanctions on us for failures related to regulatory compliance. From time to time borrowers and other customers, and employees and former employees have also brought actions against us, in some cases claiming substantial damages. We, like other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of our pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, operating results or cash flows.

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
Management's determination of the allowance for credit losses and related provision; the carrying value of goodwill and loan servicing rights; the fair value of investment securities (including whether there is any credit impairment); and management's assumptions concerning postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on us, specifically, are also inherently uncertain.
These forward-looking statements are subject to certain risks, uncertainties and assumptions ("risk factors") that could cause actual results to differ materially from those expressed or implied in such statements, and no assurance can be given that the results in any forward-looking statement will be achieved. Any forward-looking statement speaks only as of the date on which it is made and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events, except as required by law. These factors include the factors discussed in Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading "Risk Factors" or otherwise disclosed in documents filed or furnished by us with or to the SEC after the filing of the Annual Reporting on Form 10-K, the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive: macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, financial markets and consumer and corporate customers and clients, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including TCF; a failure to manage credit risk; cyber-security breaches involving us or third parties, hacking, denial of service, loss or theft of information, or other cyber-attacks that disrupt TCF's business operations or damage its reputation; adverse developments affecting TCF's banking centers, including supermarket banking centers; inability to successfully execute on TCF's growth strategy through acquisitions or expanding existing business relationships; adverse effects related to competition from traditional competitors, non-bank providers of financial services and new technologies; technological difficulties, including those related to system upgrades or the failure to keep pace with technological changes in response to customer demands; risks related to developing new products, markets or lines of business; risks related to TCF's loan origination and sales activity; lack of access to liquidity or ability to raise capital that isn’t dilutive; adverse changes in monetary, fiscal or tax policies; litigation or government enforcement actions; heightened consumer protection, supervisory or regulatory practices or requirements; deficiencies in TCF's compliance programs or risk mitigation frameworks; dependence on accurate and complete information from customers and counterparties; the failure to attract and retain key employees; ineffective internal controls; soundness of other financial institutions and other counterparty risk, including the risk of default, operational disruptions, or diminished availability of counterparties who satisfy our credit quality requirements; inability to grow deposits, increase earnings and revenue, manage operating expenses, or pay and receive dividends; interruptions, systems failures information technology and telecommunications systems failures of third-party services; deficiencies in TCF's quantitative models; the effect of any negative publicity or reputational damage; changes in accounting standards or interpretations of existing standards; adverse federal, state or foreign tax assessments; and the effects of man-made and natural disasters, any of which may negatively affect our operations and/or our customers.
This Quarterly Report on Form 10-Q also contains forward-looking statements regarding our outlook or expectations with respect to post-merger integration. Examples of forward-looking statements include, but are not limited to, statements regarding outlook and expectations with respect to the strategic and financial benefits of the Merger, including the expected impact on TCF's future financial performance (including operating and return metrics operational aspects of post-Merger integration). TCF disclaims any obligation to update or revise any forward-looking statements contained in this communication, which speak only as of the date hereof, whether as a result of new information, future events or otherwise, except as required by law.
Overview

TCF Financial Corporation, formerly known as Chemical Financial Corporation, ("TCF") is a financial holding company, incorporated in Michigan in 1973 and headquartered in Detroit, Michigan.

Through our wholly-owned bank subsidiary, TCF National Bank, a national banking association ("TCF Bank") with its main office in Sioux Falls, South Dakota, we provide a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers. As of September 30, 2020, TCF had approximately 475 banking centers primarily located in Michigan, Illinois and Minnesota with additional locations in Colorado, Ohio, South Dakota and Wisconsin (our "primary banking markets"). We also conduct business across all 50 states and Canada through our specialty lending and leasing businesses.

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

•
developed a thoughtful return to work approach where team members are returning in phases based on safety guidelines and local restrictions while evaluating lessons learned and opportunities for a more flexible workspace strategy in the future; and

•
established various internal initiatives to increase awareness of diversity and inclusion issues including launching the Executive Diversity and Inclusion Council, providing executive office hours for team members to have candid discussions with leaders regarding diversity issues, and required unconscious bias training for all team members.

To support our customers we have:

•
Assisted customers in response to the COVID-19 pandemic via loan and lease deferrals, evaluated under the CARES Act, with $403.6 million on deferral status as of September 30, 2020 ($289.5 million of commercial balance and $114.1 million of consumer balance); and

•
assisted business and commercial customers via $1.9 billion of total loans funded through the Paycheck Protection Program ("PPP"), of which $1.8 billion of PPP loan balance was outstanding at September 30, 2020.

To support our communities we have:

•	Established a $1 billion loan commitment for minority communities and minority- and women-owned small businesses over 5 years;

•
expanded closing costs assistance program through the Heart and Home Lending Program providing up to $10 million of grants to help cover closing costs for qualified low-to-moderate income home buyers over 5 years;

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

The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they have impacted, and may impact in the future, the ability of individuals and small businesses to make payments, the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease consumer demand for our products and services and reduce our ability to access capital. As a result of the decrease in economic activity and restrictions on indoor activity, we have faced and may continue to face a decrease in demand for certain products, reduced access to our banking centers by our customers, and disruptions in the operations of our vendors. The pandemic could also result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, reduced origination volumes and credit losses triggered by COVID-19 may impact significant estimates included within our fair valuation analyses. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the outbreak as well as its continuing impact on our customers, vendors, employees and the financial markets all of which are uncertain. See Part II, Item 1A, "Risk Factors - Risks related to the impact of COVID-19" for further discussion.

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

The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, Legacy TCF was deemed the acquirer for financial reporting purposes, even though Chemical was the legal acquirer. Accordingly, Legacy TCF's historical financial statements are the historical financial statements of the combined company for all periods before the Merger Date. Our results of operations for the periods before August 1, 2019 reflect financial data of Legacy TCF, while periods after the Merger reflect financial data for the combined company. Accordingly, comparisons of our results for the third quarter of 2020 to the third quarter of 2019 and the nine months ended September 30, 2020 to the nine months ended September 30, 2019 may not be meaningful. The number of shares issued and outstanding, earnings per share, additional paid-in-capital and all references to share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued in the Merger. See "Note 2. Merger" of the Notes to Consolidated Financial Statements for further information.

Business Overview

Net interest income, the difference between interest income earned on loans and leases, investments securities and other earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 76.0% of our total revenue for the three months ended September 30, 2020, compared to 74.0% and 79.8% of our total revenue for the three months ended June 30, 2020 and September 30, 2019, respectively. Net interest income represented 74.8% of our total revenue for the nine months ended September 30, 2020, compared to 74.1% of our total revenue for the nine months ended September 30, 2019. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns and the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities. We manage the risk of changes in interest rates on our net interest income through TCF's Asset & Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

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

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the three and nine months ended September 30, 2020, the three months ended June 30, 2020, and the three and nine months ended September 30, 2019 and on information about our financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in this report and the Consolidated Financial Statements and related notes and disclosures in our 2019 Annual Report on Form 10-K.

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

Goodwill

Goodwill represents the excess of the purchase price of our business acquisition and other purchases of banking centers and other businesses over the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested by management annually in the fourth quarter for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20, Goodwill (ASC 350-20). ASC 350-20 allows an entity to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. ASC 350-20 also allows an entity to bypass the qualitative assessment approach and determine if goodwill is impaired utilizing a quantitative assessment approach.

Given the economic deterioration due to the COVID-19 pandemic, during each quarter of 2020, we evaluated whether it was more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. We assessed economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units including Merger synergies; the market price of our common stock and other relevant events. At the conclusion of each assessment, we determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. If economic conditions deteriorate, or the pandemic’s effects prolong or worsen, it may be more-likely-than-not that the fair value of one or more of TCF's reporting units falls below its respective carrying amount and would need to be evaluated for impairment.

Selected Financial Data

The following table provides our selected financial information for the periods and at the dates indicated. This information should be read together with our Consolidated Financial Statements and the related notes thereto, which are included elsewhere in this report. Our financial results were significantly impacted by the Merger, and periods before August 1, 2019 reflect financial data of Legacy TCF, while periods after the Merger reflect financial data for the combined company. Earnings per share and share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued in the Merger. As noted in the following table, we have included certain non-GAAP financial measures, which should be read in conjunction with the section entitled "Non-GAAP Financial Measures" and the accompanying table entitled "Reconciliation of Non-GAAP Operating Results," for an explanation of the use of non-GAAP financial measures in this Quarterly Report on Form 10-Q and a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure. Historical data is not necessarily indicative of TCF's future results of operations or financial condition.

	For the Three Months Ended			For the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Consolidated Income:
Interest income	$420,448	$438,370	$459,808	$1,354,210	$1,077,483
Interest expense	43,281	60,011	88,015	197,203	197,204
Net interest income	377,167	378,359	371,793	1,157,007	880,279
Noninterest income	118,810	133,054	94,258	388,827	307,480
Total revenue	495,977	511,413	466,051	1,545,834	1,187,759
Provision for credit losses	69,664	78,726	27,188	245,333	50,879
Noninterest expense	373,440	400,241	425,620	1,148,280	915,544
Income before income tax expense	52,873	32,446	13,243	152,221	221,336
Income tax (benefit) expense	(4,429)	6,213	(11,735)	14,870	28,866
Income attributable to non-controlling interest	1,564	2,469	2,830	5,950	9,401
Net income attributable to TCF	55,738	23,764	22,148	131,401	183,069
Preferred stock dividends	2,494	2,494	2,494	7,481	7,481
Net income available to common shareholders	$53,244	$21,270	$19,654	$123,920	$175,588
Earnings per common share:
Basic	$0.35	$0.14	$0.15	$0.82	$1.79
Diluted	0.35	0.14	0.15	0.82	1.79
Financial Ratios:
Return on average assets ("ROAA")(1)	0.46%	0.21%	0.26%	0.38%	0.88%
Return on average common equity ("ROACE")(1)	3.87	1.56	1.75	3.02	7.50
Return on average tangible common equity ("ROATCE")(1)(2)	5.71	2.57	2.68	4.57	9.05
Net interest margin	3.31	3.33	4.12	3.45	4.35
Net interest margin (FTE)(1)(3)(4)	3.34	3.35	4.14	3.48	4.36
Dividend payout ratio	100.00	250.00	233.33	128.05	52.54
Efficiency ratio	75.29	78.26	91.32	74.28	77.08
Credit Quality Ratios:
Net charge-offs as a percentage of average loans and leases(1)	0.28	0.04	0.39	0.13	0.36
Adjusted Financial Results (non-GAAP):
Adjusted net income attributable to TCF(2)	$98,696	$84,862	$128,301	$273,413	$299,638
Adjusted diluted earnings per common share(2)	$0.63	$0.54	$0.98	$1.75	$2.98
Adjusted ROAA(1)(2)	0.81%	0.70%	1.34%	0.76%	1.41%
Adjusted ROACE(1)(2)	6.99	6.03	11.21	6.48	12.48
Adjusted ROATCE(1)(2)	9.96	8.70	14.96	9.31	14.90
Adjusted efficiency ratio (non-GAAP)(2)	61.17	59.80	58.74	59.69	61.57

(1)	Annualized.

(2)	See section entitled "Non-GAAP Financial Measures" for further information.

(3)	Net interest income on a fully tax-equivalent ("FTE") basis divided by average interest-earning assets.

(4)	Presented on a tax-equivalent basis using a 21% tax rate for each period presented.

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Consolidated Financial Condition:
Loans and leases	$34,343,691	$34,497,464
Total assets	47,565,789	46,651,553
Deposits	39,172,097	34,468,463
Borrowings	1,527,306	5,023,593
Total equity	5,658,420	5,727,241
Financial Ratios:
Common equity to assets	11.50%	11.87%
Tangible common equity as a percent of tangible assets (non-GAAP)(1)	8.68	9.01
Total risk-based capital ratio	14.04	12.70
Book value per common share	$35.88	$36.20
Tangible book value per common share (non-GAAP)(1)	26.27	26.60
Credit Quality Ratios:
Nonaccrual loans and leases as a percentage of total loans and leases(2)	1.10%	0.49%
Nonperforming assets as a percentage of total loans and leases and other real estate owned(2)	1.20	0.59
Allowance for loan and lease losses as a percentage of total nonaccrual loans and leases(2)	136.77	66.64
Allowance for credit losses as a percentage of total nonaccrual loans and leases(2)	145.83	68.71
Allowance for loan and lease losses as a percentage of total loans and leases	1.50	0.33
Allowance for credit losses as a percentage of total loans and leases	1.60	0.34

(1)	See section entitled "Non-GAAP Financial Measures" for further information.

(2)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of previous purchased credit impaired loans were classified as nonaccrual loans.

Results of Operations

Performance Summary We reported net income of $55.7 million for the three months ended September 30, 2020, compared to $23.8 million for the three months ended June 30, 2020, and $22.1 million for the three months ended September 30, 2019. Merger-related expenses included in net income totaled $54.0 million for the three months ended September 30, 2020, $81.6 million for the three months ended June 30, 2020 and $111.3 million for the three months ended September 30, 2019. Notable items, on a pre-tax basis, for the three months ended September 30, 2020, included $0.2 million of loan servicing rights impairment. Notable items, on a pre-tax basis, for the three months ended June 30, 2020, included $14.2 million of gains on sales of branches, net of expense related to branch exit costs, $8.9 million of loan servicing rights impairment and $0.9 million of expenses related to the sale of the Legacy TCF auto finance portfolio. Notable items, for the three months ended September 30, 2019, included a $19.3 million net loss on transfer of Legacy TCF auto finance portfolio to held-for-sale, a $17.3 million loss on termination of interest rate swaps, $5.9 million of expense associated with the write-down of company-owned vacant land parcels due to an intent to sell, and $4.5 million of loan servicing rights impairment, partially offset by $5.9 million of gain on sales of certain investment securities. Adjusted net income, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, net of tax, was $98.7 million for the three months ended September 30, 2020, compared to $84.9 million for the three months ended June 30, 2020 and $128.3 million for the three months ended September 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

We reported net income of $131.4 million for the nine months ended September 30, 2020, compared to $183.1 million for the nine months ended September 30, 2019. Merger-related expenses included in net income totaled $172.4 million for the nine months ended September 30, 2020, compared to $124.9 million for the nine months ended September 30, 2019. Notable items, on a pre-tax basis, for the nine months ended September 30, 2020, included $17.2 million of loan servicing rights impairment, $14.2 million of gains on sales of branches, net of expense related to branch exit costs and $4.0 million of expense related to the sale of the Legacy TCF auto finance portfolio. Notable items, on a pre-tax basis, for the nine months ended September 30, 2019, included a $19.3 million net loss on transfer of Legacy TCF auto finance portfolio to held-for-sale, a $17.3 million loss on termination of interest rate swaps, $5.9 million of expense associated with the write-down of company-owned vacant land parcels due to an intent to sell, and $4.5 million of loan servicing rights impairment, partially offset by $5.9 million of gain on sales of certain investment securities. Adjusted net income, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, net of tax, was $273.4 million for the nine months ended September 30, 2020, compared to $299.6 million for the nine months ended September 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

We reported diluted earnings per common share of $0.35 for the three months ended September 30, 2020, compared to $0.14 for the three months ended June 30, 2020, and $0.15 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we reported diluted earnings per common share of $0.82, compared to $1.79 for the nine months ended September 30, 2019. Adjusted diluted earnings per common share, a non-GAAP financial measure that excludes merger-related expenses and notable items was $0.63 for the three months ended September 30, 2020, compared to $0.54 for the three months ended June 30, 2020 and $0.98 for the three months ended September 30, 2019. Adjusted diluted earnings per common share for the nine months ended September 30, 2020 was $1.75, compared to $2.98 for the nine months ended September 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The following table provides our financial ratios and the adjusted ratios (non-GAAP), which exclude merger-related expenses and notable items.

Summary of Financial Ratios
	For the Three Months Ended			For the Nine Months Ended		Change From
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	Three Months Ended				Nine Months Ended
						March 31, 2020		September 30, 2019		September 30, 2019
Return on average assets ("ROAA")(1)	0.46%	0.21%	0.26%	0.38%	0.88%	25	bps	20	bps	(50)	bps
ROACE(1)	3.87	1.56	1.75	3.02	7.50	231		212		(448)
ROATCE(1)(2)	5.71	2.57	2.68	4.57	9.05	314		303		(448)
Efficiency ratio	75.29	78.26	91.32	74.28	77.08	(297)		(1,603)		(280)
Adjusted Financial Results (non-GAAP)
Adjusted ROAA(1)(2)	0.81%	0.70%	1.34%	0.76%	1.41%	11	bps	(53)	bps	(65)	bps
Adjusted ROACE(1)(2)	6.99	6.03	11.21	6.48	12.48	96		(422)		(600)
Adjusted ROATCE(1)(2)	9.96	8.70	14.96	9.31	14.90	126		(500)		(559)
Adjusted efficiency ratio(2)	61.17	59.80	58.74	59.69	61.57	137		243		(188)

(1)	Annualized.

(2)	See section entitled "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Consolidated Income Statement Analysis

Net Interest Income Net interest income was $377.2 million for the three months ended September 30, 2020, compared to $378.4 million for the three months ended June 30, 2020 and $371.8 million for the three months ended September 30, 2019. Net interest income was $1.2 billion for the nine months ended September 30, 2020, compared to $880.3 million for the nine months ended September 30, 2019. Net interest income, our largest source of net revenue (net interest income plus noninterest income), represented 76.0% of our total revenue for the three months ended September 30, 2020, 74.0% for the three months ended June 30, 2020 and 79.8% for the three months ended September 30, 2019. Net interest income represented 74.8% of our total revenue for the nine months ended September 30, 2020, compared to 74.1% for the nine months ended September 30, 2019. The decrease in net interest income for the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to a decrease in average loan and lease balances, partially offset by lower cost of funds. The increase in net interest income for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was primarily due to the increase in interest-earning assets acquired in the Merger, partially offset by the increase in interest-bearing liabilities acquired in the Merger.

Purchase accounting accretion and amortization included in net interest income was $17.7 million for the three months ended September 30, 2020, compared to $18.2 million for the three months ended June 30, 2020 and $28.4 million for the three months ended September 30, 2019. Purchase accounting accretion and amortization included in net interest income was $61.2 million for the nine months ended September 30, 2020, compared to $28.4 million for the nine months ended September 30, 2019. Additionally, three months ended September 30, 2020 net interest income recorded included $14.7 million of interest and fee income from PPP less funding costs, compared to $9.6 million for the three months ended June 30, 2020. Net interest income recorded included $24.3 million of interest and fee income from PPP less funding costs for the nine months ended September 30, 2020. Adjusted net interest income, excluding purchase accounting accretion and amortization and the impact from PPP loans, a non-GAAP financial measure, was $344.7 million for the three months ended September 30, 2020, compared to $350.6 million for the three months ended June 30, 2020 and $343.4 million for the three months ended September 30, 2019. Adjusted net interest income, excluding purchase accounting accretion and amortization and the impact from PPP loans, a non-GAAP financial measure, was $1.1 billion for the nine months ended September 30, 2020, compared to $851.9 million for the nine months ended September 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Net interest income, on a fully tax-equivalent ("FTE") basis, a non-GAAP financial measure, was $380.0 million and $1.2 billion for the three and nine months ended September 30, 2020, respectively, compared to $381.4 million for the three months ended June 30, 2020 and $374.3 million and $885.8 million for the three and nine months ended September 30, 2019, respectively. Net interest income (FTE), a non-GAAP financial measure, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt loans, leases and investment securities. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Net interest margin was 3.31% for the three months ended September 30, 2020, compared to 3.33% for the three months ended June 30, 2020 and 4.12% for the three months ended September 30, 2019. Net interest margin was 3.45% for the nine months ended September 30, 2020, compared to 4.35% for the nine months ended September 30, 2019. Net interest margin (FTE), a non-GAAP financial measure, is calculated by dividing net interest income (FTE) by average interest-earning assets, expressed as a percentage, annualized as applicable. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan, lease and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities, (iv) the level of nonaccrual loans and leases and other real estate owned, (v) the impact of modified loans and leases, and (vi) changes in customer demand for products due to economic events. Net interest margin (FTE) was 3.34% for the three months ended September 30, 2020, compared to 3.35% for the three months ended June 30, 2020 and 4.14% for the three months ended September 30, 2019. Net interest margin (FTE) was 3.48% for the nine months ended September 30, 2020, compared to 4.36% for the nine months ended September 30, 2019. The decrease in both net interest margin and net interest margin (FTE) for the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to higher average cash balances and lower yields on loans, leases and securities, partially offset by lower cost of funds. The decreases in both net interest margin and net interest margin (FTE) for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was primarily due to a decrease in the yield earned on loans and leases added as a result of the lower average yields added to the portfolio through the Merger in addition to the impact of the Federal Reserve's rate cuts, partially offset by lower cost of funds. Adjusted net interest margin (FTE), excluding purchase accounting accretion and amortization and the impact of PPP loans, a non-GAAP financial measure, was 3.19% for the three months ended September 30, 2020, compared to 3.20% for the three months ended June 30, 2020 and 3.83% for the three months ended September 30, 2019. Adjusted net interest margin (FTE), excluding purchase accounting accretion and amortization and the impact of PPP loans, a non-GAAP financial measure, was 3.28% for the nine months ended September 30, 2020, compared to 4.22% for the nine months ended September 30, 2019. See the tables following for a reconciliation of net interest margin (FTE) and adjusted net interest margin (FTE) and "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The following tables present the average balances of our major categories of assets and liabilities, interest income and expense on a FTE basis, average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, and for the nine months ended September 30, 2020 and September 30, 2019. The presentation of net interest income on a FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities.

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Yields & Rates(1)(2)	Average Balance	Interest(1)	Yields & Rates(1)(2)	Average Balance	Interest(1)	Yields & Rates(1)(2)
Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$361,320	$2,973	3.27%	$401,532	$4,376	4.38%	$230,767	$806	1.39%
Investment securities held-to-maturity	135,332	573	1.69	132,054	71	0.21	143,078	602	1.68
Investment securities available-for-sale:
Taxable	6,021,643	35,076	2.33	5,730,762	32,434	2.26	4,232,878	30,436	2.88
Tax-exempt(3)	685,652	4,971	2.90	743,744	5,221	2.81	643,576	4,283	2.66
Loans and leases held-for-sale	490,886	3,829	3.13	356,671	3,322	3.73	118,482	1,408	4.74
Loans and leases(3)(4)
Commercial and industrial	11,740,727	127,751	4.30	12,713,714	140,576	4.41	9,290,978	146,865	6.25
Commercial real estate	9,616,301	95,779	3.90	9,658,124	95,373	3.91	6,964,643	97,042	5.45
Lease financing	2,679,142	32,696	4.88	2,712,291	33,803	4.99	2,570,567	32,833	5.11
Residential mortgage	5,987,754	57,609	3.86	6,326,227	62,023	3.93	4,853,627	51,511	4.23
Home equity	3,399,468	43,489	5.09	3,509,107	45,314	5.19	3,433,830	56,166	6.49
Consumer installment	1,386,448	17,551	5.04	1,459,446	17,703	4.88	2,389,830	34,543	5.73
Total loans and leases(3)(4)	34,809,840	374,875	4.26	36,378,909	394,792	4.33	29,503,475	418,960	5.62
Interest-bearing deposits with banks and other	2,572,254	994	0.16	1,587,665	1,186	0.30	933,014	5,800	2.44
Total interest-earning assets	45,076,927	423,291	3.72	45,331,337	441,402	3.88	35,805,270	462,295	5.11
Other assets	4,462,673			4,384,779			3,289,096
Total assets	$49,539,600			$49,716,116			$39,094,366
Liabilities and Equity:
Noninterest-bearing deposits	$10,654,288			$9,830,687			$6,564,195
Interest-bearing deposits:
Savings	9,301,198	4,050	0.17	9,082,184	8,930	0.40	7,676,165	14,110	0.73
Certificates of deposit	6,657,697	18,446	1.10	7,491,502	26,744	1.44	7,320,720	38,233	2.07
Checking	7,029,914	2,025	0.11	6,649,288	2,329	0.14	4,805,843	5,520	0.46
Money market	5,501,747	7,331	0.53	5,380,547	8,782	0.66	3,490,922	13,037	1.48
Total interest-bearing deposits	28,490,556	31,852	0.44	28,603,521	46,785	0.66	23,293,650	70,900	1.21
Total deposits	39,144,844	31,852	0.32	38,434,208	46,785	0.49	29,857,845	70,900	0.94
Borrowings:
Short-term borrowings	2,153,030	2,511	0.46	3,016,490	4,085	0.54	1,884,228	5,345	1.11
Long-term borrowings	910,149	8,917	3.91	1,072,394	9,141	3.40	1,472,150	11,769	3.17
Total borrowings	3,063,179	11,428	1.48	4,088,884	13,226	1.29	3,356,378	17,114	2.01
Total interest-bearing liabilities	31,553,735	43,280	0.55	32,692,405	60,011	0.74	26,650,028	88,014	1.31
Total deposits and borrowings	42,208,023	43,280	0.41	42,523,092	60,011	0.57	33,214,223	88,014	1.05
Other liabilities	1,633,850			1,534,769			1,197,014
Total liabilities	43,841,873			44,057,861			34,411,237
Total TCF Financial Corporation shareholders' equity	5,675,089			5,630,133			4,657,613
Non-controlling interest in subsidiaries	22,638			28,122			25,516
Total equity	5,697,727			5,658,255			4,683,129
Total liabilities and equity	$49,539,600			$49,716,116			$39,094,366
Net interest spread (FTE)			3.31			3.31			4.06
Net interest income (FTE) and net interest margin (FTE)		$380,011	3.34%		$381,391	3.35%		$374,281	4.14%
Reconciliation of Net Interest Income (FTE) and Net Interest Margin (FTE)
Net interest income and net interest margin (GAAP)		$377,167	3.31%		$378,359	3.33%		$371,793	4.12%
Adjustments for taxable equivalent interest(1)(3)
Loans and leases		$1,763			$1,966			$1,590
Tax-exempt investment securities		1,079			1,066			898
Total FTE adjustments		2,842			3,032			2,488
Net interest income (FTE) and net interest margin (FTE)		$380,009	3.34%		$381,391	3.35%		$374,281	4.14%

(1)	Interest and yields are presented on a FTE basis.

(2)	Annualized.

(3)	The yield on tax-exempt loans, leases and investment securities available-for-sale is computed on a FTE basis using a statutory federal income tax rate of 21%.

(4)	Average balances of loans and leases include nonaccrual loans and leases and are presented net of unearned income.

	Nine Months Ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Yields and Rates(1)(2)	Average Balance	Interest(1)	Yields and Rates(1)(2)
Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$405,680	$10,501	3.46%	$149,801	$2,860	2.55%
Investment securities held-to-maturity	134,557	1,204	1.19	145,627	2,061	1.89
Investment securities available-for-sale:
Taxable	5,881,983	107,870	2.45	3,029,754	67,684	2.98
Tax-exempt(3)	734,110	15,695	2.85	461,499	9,210	2.66
Loans and leases held-for-sale	329,131	8,712	3.53	71,739	2,832	5.27
Loans and leases(3)(4)
Commercial and industrial	12,092,629	429,129	4.70	7,499,975	363,260	6.59
Commercial real estate	9,522,333	308,895	4.26	4,332,238	173,983	5.30
Lease financing	2,691,208	100,655	4.99	2,554,521	98,116	5.12
Residential mortgage	6,141,855	181,011	3.93	3,188,294	109,634	4.59
Home equity	3,474,012	139,906	5.38	3,161,083	160,206	6.78
Consumer installment	1,454,187	54,996	5.05	1,945,059	82,305	5.66
Total loans and leases(3)(4)	35,376,224	1,214,592	4.55	22,681,170	987,504	5.80
Interest-bearing deposits with banks and other	1,569,968	4,494	0.38	494,007	10,878	2.92
Total interest-earning assets	44,431,653	1,363,068	4.07	27,033,597	1,083,029	5.33
Other assets	4,318,287			2,249,678
Total assets	$48,749,940			$29,283,275
Liabilities and Equity:
Noninterest-bearing deposits	$9,475,952			$4,831,271
Interest-bearing deposits:
Savings	8,992,197	26,649	0.40	6,799,432	37,094	0.73
Certificates of deposit	7,157,779	78,255	1.46	5,500,105	83,635	2.03
Checking	6,558,232	10,184	0.21	3,256,409	6,347	0.26
Money market	5,225,858	30,968	0.79	2,144,697	22,078	1.38
Total interest-bearing deposits	27,934,066	146,056	0.70	17,700,643	149,154	1.13
Total deposits	37,410,018	146,056	0.52	22,531,914	149,154	0.88
Borrowings:
Short-term borrowings	2,617,891	17,178	0.86	838,750	9,433	1.48
Long-term borrowings	1,527,986	33,968	2.95	1,543,398	38,616	3.32
Total borrowings	4,145,877	51,146	1.63	2,382,148	48,049	2.67
Total interest-bearing liabilities	32,079,943	197,202	0.82	20,082,791	197,203	1.31
Total deposits and borrowings	41,555,895	197,202	0.63	24,914,062	197,203	1.06
Other liabilities	1,531,759			1,052,709
Total liabilities	43,087,654			25,966,771
Total TCF Financial Corp. shareholders' equity	5,636,933			3,289,946
Non-controlling interest in subsidiaries	25,353			26,558
Total equity	5,662,286			3,316,504
Total liabilities and equity	$48,749,940			$29,283,275
Net interest spread (FTE)			3.44			4.27
Net interest income (FTE) and net interest margin (FTE)		$1,165,866	3.48%		$885,826	4.36%
Reconciliation of Net Interest Income (FTE) and Net Interest Margin (FTE)
Net interest income and net interest margin (GAAP)		$1,157,007	3.45%		$880,279	4.35%
Adjustments for taxable equivalent interest(1)(3)
Loans and leases		5,558			3,614
Tax-exempt investment securities		3,299			1,933
Total FTE adjustments		8,857			5,547
Net interest income (FTE) and net interest margin (FTE)		$1,165,864	3.48%		$885,826	4.36%

(1)	Interest and yields are presented on a FTE basis.

(2)	Annualized.

(3)	The yield on tax-exempt loans, leases and investment securities available-for-sale is computed on a FTE basis using a statutory federal income tax rate of 21%.

(4)	Average balances of loans and leases include nonaccrual loans and leases and are presented net of unearned income.

Volume and Rate Variance Analysis

	Three Months Ended September 30, 2020 vs. June 30, 2020			Three Months Ended September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Total Change	Average Volume(1)	Average Yield/Rate(1)	Total Change
Changes in Interest Income on Interest-Earning Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$(407)	$(996)	$(1,403)	$636	$1,531	$2,167
Investment securities held-to-maturity	2	500	502	(33)	4	(29)
Investment securities available-for-sale:
Taxable	1,677	965	2,642	11,177	(6,537)	4,640
Tax-exempt	(417)	167	(250)	291	397	688
Loans and leases held-for-sale	1,116	(609)	507	3,046	(625)	2,421
Loans and leases	(15,237)	(4,680)	(19,917)	67,481	(111,566)	(44,085)
Interest-bearing deposits with banks and other	532	(724)	(192)	3,916	(8,722)	(4,806)
Total interest-earning assets	$(12,734)	$(5,377)	$(18,111)	$86,514	$(125,518)	$(39,004)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings	$215	$(5,095)	$(4,880)	$2,477	$(12,537)	$(10,060)
Certificates of deposit	(2,755)	(5,543)	(8,298)	(3,210)	(16,577)	(19,787)
Checking	130	(434)	(304)	1,814	(5,309)	(3,495)
Money market	198	(1,649)	(1,451)	5,198	(10,904)	(5,706)
Interest-bearing deposits	(2,212)	(12,721)	(14,933)	6,279	(45,327)	(39,048)
Short-term borrowings	(1,034)	(540)	(1,574)	674	(3,508)	(2,834)
Long-term borrowings	(1,490)	1,266	(224)	(5,172)	2,320	(2,852)
Total interest-bearing liabilities	$(4,736)	$(11,995)	$(16,731)	$1,781	$(46,515)	$(44,734)
Total change in net interest income (FTE)(2)	$(7,998)	$6,618	$(1,380)	$84,733	$(79,003)	$5,730

(1)	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2)	FTE basis using a federal income tax rate of 21%. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

	Nine Months Ended September 30, 2020 vs. September 30, 2019
	Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Total Change
Changes in Interest Income on Interest-Earning Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$6,296	$1,345	$7,641
Investment securities held-to-maturity	(147)	(710)	(857)
Investment securities available-for-sale:
Taxable	54,131	(13,945)	40,186
Tax-exempt	5,787	698	6,485
Loans and leases held-for-sale	7,101	(1,221)	5,880
Loans and leases	471,187	(244,099)	227,088
Interest-bearing deposits with banks and other	8,947	(15,331)	(6,384)
Total interest-earning assets	$553,302	$(273,263)	$280,039
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings	$9,683	$(20,128)	$(10,445)
Certificates of deposit	21,416	(26,796)	(5,380)
Checking	5,321	(1,484)	3,837
Money market	21,266	(12,376)	8,890
Interest-bearing deposits	57,686	(60,784)	(3,098)
Short-term borrowings	13,080	(5,335)	7,745
Long-term borrowings	(384)	(4,264)	(4,648)
Total interest-bearing liabilities	$70,382	$(70,383)	$(1)
Total change in net interest income (FTE)(2)	$482,920	$(202,880)	$280,040

(1)	Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2)	FTE basis using a federal income tax rate of 21%. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

Provision for Credit Losses The provision for credit losses was $69.7 million for the three months ended September 30, 2020, compared to $78.7 million for the three months ended June 30, 2020 and $27.2 million for the three months ended September 30, 2019. The provision for credit losses was $245.3 million for the nine months ended September 30, 2020, compared to $50.9 million for the nine months ended September 30, 2019. The provision for credit losses is comprised of the provision for credit losses related to loans and leases and the provision (benefit) for credit losses related to unfunded lending commitments as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Provision for credit losses
Provision for credit losses related to loans and leases	$78,323	$58,126	$27,188	$229,439	$50,879
Provision (benefit) for credit losses related to unfunded lending commitments(1)	(8,659)	20,600	(342)	15,894	166
Total provision for credit losses(1)	$69,664	$78,726	$26,846	$245,333	$51,045

(1)
Provision for credit losses related to loans and leases and the provision (benefit) for credit losses related to unfunded lending commitments are included within provision for credit losses in the Consolidated Statements of Income beginning January 1, 2020 as a result of the adoption of CECL.

The increase in provision for credit losses related to loans and leases of $20.2 million in the three months ended September 30, 2020 from the three months ended June 30, 2020 was primarily due to commercial portfolio credit risk management activities and associated risk rating downgrades, as evidenced by the increase in special mention and classified balances during the quarter. Downgrades were primarily in commercial sectors more heavily impacted by COVID-19, driven by motor coach, shuttle bus and hotel. The increases of $51.1 million and $178.6 million in the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019, respectively, were primarily due to impacts from the adoption of CECL at January 1, 2020, high levels of change in both current and forecasted macroeconomic conditions, which are impacted by COVID-19 and commercial portfolio credit risk management activities. Prior to the adoption of CECL on January 1, 2020, the allowance for credit losses was calculated under an incurred loss model which delayed recognition of loss until it was probable the loss had been incurred. The accounting under CECL considers current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset and considers expected future changes in macroeconomic conditions. In addition, as a result of the adoption of CECL, the provision for credit losses now includes the provision (benefit) for unfunded lending commitments that was previously included within other noninterest expense. The decreases in provision (benefit) for credit losses related to unfunded lending commitments of $29.3 million and $8.3 million in the three months ended September 30, 2020 from the three months ended June 30, 2020, and the three months ended September 30, 2019, respectively, were primarily rate-driven and also impacted by declines in the total unfunded lending commitment balance. The increase in the provision for unfunded lending commitments in the nine months ended September 30, 2020, compared to the prior period, was primarily due to changes in macroeconomic conditions impacted by the COVID-19 pandemic, partially offset by a decline in the total unfunded commitment balance. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses, which is a critical accounting estimate.

An analysis of the allowance for credit losses is presented under "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis.

Noninterest Income The components of noninterest income were as follows:

	Three Months Ended			Change from
	September 30, 2020	June 30, 2020	September 30, 2019	June 30, 2020		September 30, 2019
(Dollars in thousands)				$	% / bps	$	% / bps
Leasing revenue	$31,905	$37,172	$39,590	(5,267)	(14.2)	(7,685)	(19.4)
Fees and service charges on deposit accounts	25,470	22,832	34,384	2,638	11.6	(8,914)	(25.9)
Net gains (losses) on sales of loans and leases	23,490	29,034	(5,984)	(5,544)	(19.1)	29,474	N.M.
Card and ATM revenue	23,383	20,636	23,315	2,747	13.3	68	0.3
Wealth management revenue	6,506	6,206	4,241	300	4.8	2,265	53.4
Servicing fee revenue	321	3,041	5,121	(2,720)	(89.4)	(4,800)	(93.7)
Net gains on investment securities	2,324	8	5,900	2,316	N.M.	(3,576)	(60.6)
Other	5,411	14,125	(12,309)	(8,714)	(61.7)	17,720	N.M.
Total noninterest income	$118,810	$133,054	$94,258	$(14,244)	(10.7)	$24,552	26.0
Total noninterest income as a percentage of total revenue	24.0%	26.0%	20.2%		(200) bps		380 bps
N.M. Not Meaningful

	Nine Months Ended		Change
(Dollars in thousands)	September 30, 2020	September 30, 2019	$	%
Leasing revenue	$102,642	$117,032	$(14,390)	(12.3)%
Fees and service charges on deposit accounts	82,899	88,504	(5,605)	(6.3)
Net gains (losses) on sales of loans and leases	73,114	13,374	59,740	N.M.
Card and ATM revenue	65,704	62,470	3,234	5.2
Wealth management revenue	18,863	4,241	14,622	N.M.
Servicing fee revenue	10,154	14,754	(4,600)	(31.2)
Net gains on investment securities	2,332	7,417	(5,085)	(68.6)
Other	33,119	(312)	33,431	N.M.
Total noninterest income	$388,827	$307,480	$81,347	26.5
Total noninterest income as a percentage of total revenue	25.2%	25.9%		(70) bps
N.M. Not Meaningful

Noninterest income was $118.8 million for the three months ended September 30, 2020, compared to $133.1 million for the three months ended June 30, 2020 and $94.3 million for the three months ended September 30, 2019. Noninterest income included notable items of $154 thousand of loan servicing rights impairment for the three months ended September 30, 2020, compared to notable items of $14.7 million gain on the sale of our Arizona branches and $8.9 million of loan servicing rights impairment for the three months ended June 30, 2020. For the three months ended September 30, 2019 notable items included a $19.3 million net loss on transfer of Legacy TCF auto finance portfolio to held-for-sale, a $17.3 million loss on termination of interest rate swaps and $4.5 million of loan servicing rights impairment, partially offset by $5.9 million of gain on sales of certain investment securities. The gain on sales of branches, loan servicing rights impairment and the loss on termination of interest rate swaps are recorded within other noninterest income. The net loss on transfer of Legacy TCF auto finance portfolio to held-for-sale is recorded within net gains (losses) on sales of loans and leases. Adjusted noninterest income, a non-GAAP financial measure that excludes the identified notable items, was $119.0 million for the three months ended September 30, 2020, compared to $127.2 million for the three months ended June 30, 2020 and $129.5 million for the three months ended September 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest income was $388.8 million for the nine months ended September 30, 2020, compared to $307.5 million for the nine months ended September 30, 2019. Noninterest income nine months ended September 30, 2020 included notable items of $17.2 million of loan servicing rights impairment and a $14.7 million gain on the sale of our Arizona branches , and for the nine months ended September 30, 2019 notable items included a $19.3 million net loss on transfer of Legacy TCF auto finance portfolio to held-for-sale, a $17.3 million loss on termination of interest rate swaps and $4.5 million of loan servicing rights impairment, partially offset by $5.9 million of gain on sales of certain investment securities. Adjusted noninterest income, a non-GAAP financial measure that excludes the identified notable item, was $391.4 million for the nine months ended September 30, 2020, compared to $342.7 million for the nine months ended September 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Leasing revenue Leasing revenue was $31.9 million for the three months ended September 30, 2020, compared to $37.2 million for the three months ended June 30, 2020 and $39.6 million for the three months ended September 30, 2019. Leasing revenue was $102.6 million in the nine months ended September 30, 2020, compared to $117.0 million for the nine months ended September 30, 2019. Leasing revenue is impacted by changes in our operating lease revenue and sales-type lease revenue through our equipment financing activity. The decreases in leasing revenue for the three and nine months ended September 30, 2020, compared to each prior period were primarily due to a decrease in sales-type lease revenue through our equipment financing activity.

Fees and service charges on deposit accounts Fees and service charges on deposit accounts were $25.5 million for the three months ended September 30, 2020, compared to $22.8 million for the three months ended June 30, 2020 and $34.4 million for the three months ended September 30, 2019. Fees and service charges on deposit accounts were $82.9 million in the nine months ended September 30, 2020, compared to $88.5 million for the nine months ended September 30, 2019. The increase for the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was customers increased account activity. The decreases for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was primarily attributable to customer account balances maintaining excess liquidity resulting in a decline in fees charged, partially offset by incremental fees resulting from the Merger.

Net gains (losses) on sales of loans and leases Net gains (losses) on sales of loans and leases were a gain of $23.5 million for the three months ended September 30, 2020, compared to gain of $29.0 million for the three months ended June 30, 2020 and a loss of $6.0 million for the three months ended September 30, 2019. The decrease for three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to the strong demand during the three months ended June 30, 2020. The increase for three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to higher volume of consumer loans sold. The $59.7 million increase in net gains on sales of loans and leases in the nine months ended September 30, 2020, compared to $13.4 million for the nine months ended September 30, 2019, was primarily attributable to higher volume of consumer loans sold resulting from the Merger. We sold $634.1 million and $1.7 billion of loans and leases during the three and nine months ended September 30, 2020, respectively, compared to $554.2 million during the three months ended June 30, 2020 and $457.9 million and $1.0 billion during the three and nine months ended September 30, 2019, respectively.

Card and ATM revenue Card and ATM revenue was $23.4 million for the three months ended September 30, 2020, compared to $20.6 million for the three months ended June 30, 2020 and $23.3 million for the three months ended September 30, 2019. The increase for three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to an increase in debit card and ATM activity partly related to the easing of governmental imposed restrictions on activities as a result of the COVID-19 pandemic. The $3.2 million increase in card and ATM revenue in the nine months ended September 30, 2020, compared to $62.5 million for the nine months ended September 30, 2019, was primarily attributable to incremental revenue resulting from the Merger, partially offset by the decline in debit card and ATM activity partly related to the COVID-19 pandemic.

Wealth management Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial fees and fees from the sale of investment products and is a revenue stream added as a result of the Merger. Revenues from wealth management were $6.5 million for the three months ended September 30, 2020, compared to $6.2 million for the three months ended June 30, 2020 and $4.2 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, revenues from wealth management were $18.9 million, compared to $4.2 million for the nine months ended September 30, 2019. The increase in wealth management revenue in the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was primarily attributable to it being a new revenue stream as a result of the Merger.

Servicing fee revenue Servicing fee revenue was $321 thousand for the three months ended September 30, 2020, compared to $3.0 million for the three months ended June 30, 2020 and $5.1 million for the three months ended September 30, 2019. The decrease for the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to accelerated loan servicing rights amortization related to an increase in prepayment speeds. The decrease for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was primarily due to no further transitional servicing fee revenue being received on the Legacy TCF auto finance portfolio, partially offset by the incremental servicing fee revenue resulting from the Merger. The $4.6 million decrease in servicing fee revenue in the nine months ended September 30, 2020, compared to $14.8 million for the nine months ended September 30, 2019, was primarily attributable to no further transitional servicing fees received related to the Legacy TCF auto finance portfolio subsequent to the first quarter of 2020, partially offset by the incremental servicing fee revenue resulting from the Merger. Final transitional servicing fees were received in the first quarter of 2020 on the Legacy auto finance portfolio.

Net gains on investment securities There were $2.3 million of net gains on sales of investment securities for both the three and nine months ended September 30, 2020, compared to $8 thousand of net gains on sales of investment securities for the three months ended June 30, 2020, and $5.9 million and $7.4 million of net gains on sales of investment securities for the three and nine months ended September 30, 2019.

Other Other noninterest income was $5.4 million for the three months ended September 30, 2020, compared to $14.1 million for the three months ended June 30, 2020 and a loss of $12.3 million for the three months ended September 30, 2019. The decrease for the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to a $14.7 million gain on the sale of our Arizona branches in the three months ended June 30, 2020, partially offset by a decrease in loan servicing rights impairment. The increase for three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to the $17.3 million loss on termination of interest rate swaps recognized in the three months ended September 30, 2019 and a decrease in loan servicing rights impairment. The $33.4 million increase in other noninterest income in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to the $17.3 million loss on termination of interest rate swaps recognized in the nine months ended September 30, 2019, the $14.7 million gain on the sale of our Arizona branches recognized in the nine months ended September 30, 2020, partially offset by an increase in loan servicing rights impairment.

Noninterest Expense The components of noninterest expense were as follows:

	Three Months Ended			Change from
	September 30, 2020	June 30, 2020	September 30, 2019	June 30, 2020			September 30, 2019
(Dollars in thousands)				$	% / bps		$	% / bps
Compensation and employee benefits	$168,323	$171,799	$155,745	$(3,476)	(2.0)%		$12,578	8.1%
Occupancy and equipment	48,233	54,107	49,229	(5,874)	(10.9)		(996)	(2.0)
Lease financing equipment depreciation	17,932	18,212	19,408	(280)	(1.5)		(1,476)	(7.6)
Net foreclosed real estate and repossessed assets	1,518	998	2,203	520	52.1		(685)	(31.1)
Merger-related expenses	54,011	81,619	111,259	(27,608)	(33.8)		(57,248)	(51.5)
Other	83,423	73,506	87,776	9,917	13.5		(4,353)	(5.0)
Total noninterest expense	$373,440	$400,241	$425,620	$(26,801)	(6.7)		$(52,180)	(12.3)
Full-time equivalent staff (at period end)	7,140	7,183	7,374	(43)	(0.6)		(234)	(3.2)
Efficiency ratio	75.29%	78.26%	91.32%		(297	) bps		(1,603	) bps
Adjusted efficiency ratio (non-GAAP)(1)	61.17	59.80	58.74		137			243
N.M. Not Meaningful

(1)	See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

	Nine Months Ended		Change
(Dollars in thousands)	September 30, 2020	September 30, 2019	$	%
Compensation and employee benefits	$511,650	$395,953	$115,697	29.2%
Occupancy and equipment	159,628	132,789	26,839	20.2
Lease financing equipment depreciation	54,594	57,797	(3,203)	(5.5)
Net foreclosed real estate and repossessed assets	4,375	9,281	(4,906)	(52.9)
Merger-related expenses	172,358	124,943	47,415	37.9
Other	245,675	194,781	50,894	26.1
Total noninterest expense	$1,148,280	$915,544	$232,736	25.4
Efficiency ratio	74.28%	77.08%		(280	) bps
Adjusted efficiency ratio, Non-GAAP(1)	59.69	61.57		(188)
N.M. Not Meaningful

(1)	See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest expense was $373.4 million for the three months ended September 30, 2020, compared to $400.2 million for the three months ended June 30, 2020 and $425.6 million for the three months ended September 30, 2019. Noninterest expense included merger-related costs of $54.0 million for the three months ended September 30, 2020, $81.6 million for the three months ended June 30, 2020 and $111.3 million for the three months ended September 30, 2019. Noninterest expense for the three months ended June 30, 2020, included $0.9 million of expense related to the sale of the Legacy TCF auto finance portfolio ($0.8 million in other noninterest expense and $0.1 million in compensation and employee benefits) and $0.6 million of expense related to branch exit costs, included in other noninterest expense, considered notable items. Noninterest expense for the three months ended September 30, 2019 included $5.9 million of expense associated with the write-down of company-owned vacant land parcels due to an intent to sell, included in other noninterest expense, considered a notable item. Adjusted noninterest expense, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, was $319.4 million for the three months ended September 30, 2020, compared to $317.2 million for the three months ended June 30, 2020 and $308.5 million for the three months ended September 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest expense was $1.1 billion for the nine months ended September 30, 2020, compared to $915.5 million for the nine months ended September 30, 2019. Noninterest expense included merger-related costs of $172.4 million for the nine months ended September 30, 2020 and $124.9 million for the nine months ended September 30, 2019. Noninterest expense for the nine months ended September 30, 2020 included $4.0 million of expenses related to the sale of the Legacy TCF auto finance portfolio ($1.6 million included in occupancy and equipment, $1.4 million included in other noninterest expense and $1.0 million included in compensation and employee benefits) and $0.6 million of expense related to branch exit costs, included in other noninterest expense, considered notable items. Noninterest expense for the nine months ended September 30, 2019 included $5.9 million of expense associated with the write-down of company-owned vacant land parcels due to an intent to sell, included in other noninterest expense, considered a notable item. Adjusted noninterest expense, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, was $971.4 million for the nine months ended September 30, 2020, compared to $784.7 million for the nine months ended September 30, 2019. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Compensation and employee benefits expense Compensation and employee benefits expense was $168.3 million for the three months ended September 30, 2020, compared to $171.8 million for the three months ended June 30, 2020 and $155.7 million for the three months ended September 30, 2019. Compensation and employee benefits expense was $511.7 million for the nine months ended September 30, 2020, compared to $396.0 million for the nine months ended September 30, 2019. The increases in both the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were primarily due to the staff additions beginning August 1, 2019 resulting from the Merger.

Occupancy and equipment Occupancy and equipment expense was $48.2 million for the three months ended September 30, 2020, compared to $54.1 million for the three months ended June 30, 2020 and $49.2 million for the three months ended September 30, 2019. Occupancy expense for the nine months ended September 30, 2020 was $159.6 million, compared to $132.8 million for the nine months ended September 30, 2019. The decrease in the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to a reduction in our software related expense due to the completion of our system integration. The increase in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, were primarily due to the incremental operating costs associated with the Merger.

Lease financing equipment depreciation Lease financing equipment depreciation was $17.9 million for the three months ended September 30, 2020, compared to $18.2 million for the three months ended June 30, 2020 and $19.4 million for the three months ended September 30, 2019. Lease financing equipment depreciation was $54.6 million for the nine months ended September 30, 2020, compared to $57.8 million for the nine months ended September 30, 2019. Shifts in lease financing equipment depreciation are the result of changes in balances of leased equipment.

Merger-related expenses Merger-related expenses were $54.0 million for the three months ended September 30, 2020, compared to $81.6 million for the three months ended June 30, 2020 and $111.3 million for the three months ended September 30, 2019. Merger-related expenses were $172.4 million for the nine months ended September 30, 2020, an increase of $47.4 million compared to $124.9 million for the nine months ended September 30, 2019. Merger-related expenses consist primarily of employment related expenses, professional fees and merger-related branch closing expenses. Through the remainder of 2020, we anticipate incurring less merger-related expenses as compared to the three months ended September 30, 2020.

Other noninterest expense Other noninterest expense was $83.4 million for the three months ended September 30, 2020, compared to $73.5 million for the three months ended June 30, 2020 and $87.8 million for the three months ended September 30, 2019. Other noninterest expense was $245.7 million for the nine months ended September 30, 2020, compared to $194.8 million for the nine months ended September 30, 2019. The increase in the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to increases in marketing and outside processing expense. The increase in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to the incremental operating costs associated with the Merger.

Income Tax (Benefit) Expense Income tax benefit was $4.4 million for the three months ended September 30, 2020, compared to income tax expense of $6.2 million, or 19.1% of income before income tax expense for the three months ended June 30, 2020, and a benefit of $11.7 million for the three months ended September 30, 2019. Income tax expense was $14.9 million, or 9.8% of income before income tax expense for the nine months ended September 30, 2020, compared to $28.9 million, or 13.0% of income before income tax expense for the nine months ended September 30, 2019. Income tax for the three and nine months ended September 30, 2020 included a benefit of $16.0 million attributable to tax net operating loss ("NOL") carryback benefits associated with the CARES Act. The $16.0 million benefit included a $9.0 million benefit associated with pre-2020 depreciation method changes and a $7.0 million benefit related to estimated current year activity. The three and nine months ended September 30, 2019 included an $8.0 million tax basis adjustment benefit in addition to a $5.7 million benefit provided by the repricing of TCF's net deferred tax position in connection with the completion of the Merger. The remaining fluctuations in our effective income tax rate reflect changes each period in the proportion of tax-exempt interest income, nondeductible expenses and credits relative to income before income tax expense.

The CARES Act was enacted in March 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOLs from 2018, 2019 and 2020 to be carried back five years to generate refunds of previously paid income taxes. Additionally, it provides retroactive changes in depreciation rules for certain qualified improvement property. Guidance implementing the CARES Act’s provisions provided retroactive choices to opt into or out of the full expensing of equipment purchases in the year of acquisition. In the three months ended September 30, 2020, we implemented these and other options, which resulted in a forecasted full year 2020 tax NOL. Carrying back 2020 tax NOLs to pre-2018 years results in tax refunds and a permanent tax benefit associated with the difference between the 21% federal tax rate in 2020 and the 35% federal tax rate before 2018.

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

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Consumer Banking
Net interest income	$216,851	$206,285	$191,940	$616,968	$470,738
Provision (benefit) for credit losses	(27,217)	(10,924)	4,489	6,228	16,406
Net interest income after provision (benefit) for credit losses	244,068	217,209	187,451	610,740	454,332
Noninterest income	78,587	85,276	57,102	245,277	183,767
Noninterest expense	204,239	207,319	210,728	640,417	520,007
Income before income tax expense	118,416	95,166	33,825	215,600	118,092
Income tax expense	19,744	15,752	6,817	37,478	26,529
Net income available to common shareholders	98,672	79,414	27,008	178,122	91,563
Total assets (at period end)	$13,935,521	$14,693,227	$13,701,633	$13,935,521	$13,701,633

Consumer Banking generated net income available to common shareholders of $98.7 million for the three months ended September 30, 2020, compared to $79.4 million for the three months ended June 30, 2020 and $27.0 million for the three months ended September 30, 2019. Consumer Banking generated net income available to common shareholders of $178.1 million for the nine months ended September 30, 2020, compared to $91.6 million for the nine months ended September 30, 2019. The increase in the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to increases in the provision (benefit) for credit losses, largely due to lower loan originations, and net interest income. The increases in the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were primarily due to the incremental income resulting from the Merger in addition to a decrease in provision for credit losses, partially offset by increases in incremental operating costs. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and "Note 8. Allowance for Credit Losses and Credit Quality" of the Notes to Consolidated Financial Statements.

Commercial Banking

Commercial Banking is comprised of commercial and industrial, commercial real estate banking and lease financing. Our commercial banking strategy focuses on building full commercial relationships including originating high credit quality loans and leases and providing deposit and treasury services.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Commercial Banking
Net interest income	$167,160	$169,473	$157,437	$522,619	$350,848
Provision for credit losses	96,881	89,650	22,699	239,105	34,473
Net interest income after provision for credit losses	70,279	79,823	134,738	283,514	316,375
Noninterest income	35,105	43,831	47,929	134,709	132,883
Noninterest expense	105,646	105,324	102,841	325,425	267,147
Income (loss) before income tax expense	(262)	18,330	79,826	92,798	182,111
Income tax (benefit) expense	(8,613)	3,440	8,172	11,133	30,271
Income after income tax (benefit) expense	8,351	14,890	71,654	81,665	151,840
Income attributable to non-controlling interest	1,564	2,469	2,830	5,950	9,401
Net income available to common shareholders	6,787	12,421	68,824	75,715	142,439
Total assets (at period end)	$23,466,019	$22,219,240	$19,045,367	$23,466,019	$19,045,367

Commercial Banking generated net income available to common shareholders of $6.8 million for the three months ended September 30, 2020, compared to $12.4 million for the three months ended June 30, 2020 and $68.8 million for the three months ended September 30, 2019. Commercial Banking generated net income available to common shareholders of $75.7 million for the nine months ended September 30, 2020, compared to $142.4 million for the nine months ended September 30, 2019. The decrease in the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was primarily due to an increase in provision for credit losses and a decrease in leasing revenue, partially offset by the benefit attributable to tax net operating loss carryback benefits associated with the CARES Act. The decreases in the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were primarily due to an increase in provision for credit losses, partially offset by the incremental income resulting from the Merger. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses. For further information, see "Consolidated Income Statement Analysis — Provision for Credit Losses" and "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and "Note 8. Allowance for Credit Losses and Credit Quality" of the Notes to Consolidated Financial Statements.

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

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Enterprise Services
Net interest income	$(6,844)	$2,601	$22,416	$17,420	$58,693
Noninterest income	5,118	3,947	(10,773)	8,841	(9,170)
Noninterest expense	63,555	87,598	112,051	182,438	128,390
Income (loss) before income tax (benefit) expense	(65,281)	(81,050)	(100,408)	(156,177)	(78,867)
Income tax (benefit) expense	(15,560)	(12,979)	(26,724)	(33,741)	(27,934)
Income (loss) after income tax (benefit) expense	(49,721)	(68,071)	(73,684)	(122,436)	(50,933)
Preferred stock dividends	2,494	2,494	2,494	7,481	7,481
Net loss available to common shareholders	(52,215)	(70,565)	(76,178)	(129,917)	(58,414)
Total assets (at period end)	$10,164,249	$13,149,993	$12,945,511	$10,164,249	$12,945,511

Enterprise Services generated a net loss available to common shareholders of $52.2 million for the three months ended September 30, 2020, compared to a net loss of $70.6 million for the three months ended June 30, 2020 and a net loss of $76.2 million for the three months ended September 30, 2019. Enterprise Services generated a net loss available to common shareholders of $129.9 million for the nine months ended September 30, 2020, compared to a net loss of $58.4 million for the nine months ended September 30, 2019. The reduced net loss in the three months ended September 30, 2020, compared to the three months ended June 30, 2020 and September 30, 2019, was primarily due to a decrease in merger-related expenses, included in noninterest expense, and partially offset by a decrease in net interest income. The increase in net loss in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to increases in merger-related expenses and compensation and employee benefits and a decrease in net interest income.

Consolidated Financial Condition Analysis

Investment Securities Total investment securities available-for-sale, at fair value, were $7.4 billion at September 30, 2020, compared to $6.7 billion at December 31, 2019. Our investment securities available-for-sale are debt securities consisting primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), and obligations of states and political subdivisions. The increase in investment securities available-for-sale was primarily due to purchases of additional residential and commercial mortgage-backed securities.

Total investment securities held-to-maturity were $170.3 million at September 30, 2020, compared to $139.4 million at December 31, 2019. Our investment securities held-to-maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity were as follows:

	At September 30, 2020		At December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale, at fair value
Debt securities:
Residential mortgage-backed securities	$5,434,580	$5,609,607	$4,866,473	$4,929,717
Obligations of states and political subdivisions	836,691	876,764	852,096	863,855
Commercial mortgage-backed securities	710,755	754,243	685,212	691,614
Government and government-sponsored enterprises	205,213	205,085	235,045	234,385
Corporate debt and trust preferred securities	453	464	451	430
Total investment securities available-for-sale	7,187,692	7,446,163	6,639,277	6,720,001
Investment securities held-to-maturity
Residential mortgage-backed securities	166,594	176,649	135,769	141,168
Corporate debt and trust preferred securities	3,715	3,715	3,676	3,676
Total investment securities held-to-maturity	170,309	180,364	139,445	144,844
Total investment securities	$7,358,001	$7,626,527	$6,778,722	$6,864,845

The carrying value and FTE yield of investment securities available-for-sale and investment securities held-to-maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Residential Mortgage-backed securities		Obligations of States and Political Subdivisions		Commercial Mortgage-backed Securities		Government and Government-sponsored Enterprises		Corporate Debt And Trust Preferred Securities		Total
(Dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Investment securities available-for-sale
Due in one year or less	$—	—%	$45,518	2.64%	$—	—%	$—	—%	$—	—%	$45,518	2.64%
Due in 1-5 years	16,486	1.88	147,076	2.85	12,583	1.57	—	—	—	—	176,145	2.67
Due in 5-10 years	125,628	2.01	251,172	2.57	307,404	2.02	19,023	1.13	—	—	703,227	2.19
Due after 10 years	5,467,493	2.22	432,998	2.75	434,256	2.55	186,062	1.64	464	4.74	6,521,273	2.26
Total	$5,609,607	2.21%	$876,764	2.71%	$754,243	2.32%	$205,085	1.59%	$464	4.74%	$7,446,163	2.26%
Investment securities held-to-maturity
Due in one year or less	$—	—%	$—	—%	$—	$—	$—	—%	$400	2.50%	$400	2.50%
Due in 1-5 years	—	—	—	—	—	—	—	—	3,150	2.88	3,150	2.88
Due in 5-10 years	49	6.50	—	—	—	—	—	—	—	—	49	6.50
Due after 10 years	166,545	1.99	—	—	—	—	—	—	165	6.00	166,710	1.99
Total	$166,594	1.99%	$—	—%	$—	—%	$—	—%	$3,715	2.98%	$170,309	2.01%

(1)	Interest and yields are presented on a FTE basis.

See "Note 6. Investment Securities" of Notes to Consolidated Financial Statements for further information regarding our investment securities available-for-sale and investment securities held-to-maturity.

Loans and Leases Held-for-Sale

Our loans and leases held-for-sale were $460.4 million at September 30, 2020, an increase of $260.6 million, compared to $199.8 million at December 31, 2019. The increase was primarily due to an increase in timing to settle sale transactions.

Loans and Leases

Our commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial real estate loans, and lease financing. Our consumer loan portfolio is comprised of residential mortgages, home equity loans and lines of credit, and consumer installment loans. Our lending markets primarily consist of communities throughout our primary banking markets in addition to Florida, Texas, New York, California and Canada.

Total loans and leases were $34.3 billion at September 30, 2020, a decrease of $153.8 million, or 0.4%, compared to $34.5 billion at December 31, 2019. At September 30, 2020, commercial and industrial loans included $1.8 billion of PPP loans outstanding. Excluding the PPP loans, the decrease from December 31, 2019 was primarily due to a decrease in the commercial and industrial portfolio, primarily inventory finance related to seasonality, strong dealer activity and the lack of backfill from manufacturers as a result of the economic shutdown, in addition to a decrease in our consumer loan portfolio, partially offset by an increase in our commercial real estate portfolio.

Information about our loans and leases was as follows:

	At September 30, 2020		At December 31, 2019		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Commercial loan and lease portfolio:
Commercial and industrial	$11,557,237	33.7%	$11,439,602	33.2%	$117,635	1.0%
Commercial real estate	9,627,330	28.0	9,136,870	26.5	490,460	5.4
Lease financing	2,724,686	7.9	2,699,869	7.8	24,817	0.9
Total commercial loan and lease portfolio	23,909,253	69.6	23,276,341	67.5	632,912	2.7
Consumer loan portfolio:
Residential mortgage	5,790,251	16.9	6,179,805	17.9	(389,554)	(6.3)
Home equity	3,302,983	9.6	3,498,907	10.1	(195,924)	(5.6)
Consumer installment	1,341,204	3.9	1,542,411	4.5	(201,207)	(13.0)
Total consumer loan portfolio	10,434,438	30.4	11,221,123	32.5	(786,685)	(7.0)
Total loans and leases	$34,343,691	100.0%	$34,497,464	100.0%	$(153,773)	(0.4)%

Commercial Loan and Lease Portfolio

Our commercial loan and lease portfolio was $23.9 billion at September 30, 2020, an increase of $632.9 million, or 2.7%, compared to $23.3 billion at December 31, 2019. We believe that our commercial loan and lease portfolio is well diversified across business lines and has no material concentration in any one industry.

Commercial and industrial Commercial and industrial ("C&I") loans and lines of credit include loans to varying types of businesses, municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. C&I loans are secured by various types of business assets including inventory, floorplan equipment, receivables, equipment or financial instruments. Origination levels related to equipment dealers are impacted by the velocity of fundings and repayments with dealers. C&I loans were $11.6 billion at September 30, 2020, an increase of $117.6 million, or 1.0%, compared to $11.4 billion at December 31, 2019. At September 30, 2020 C&I loans included $1.8 billion of PPP loans.

Our C&I portfolio by North American Industry Classification System ("NAICS") code was as follows:

	At September 30, 2020
(In thousands)	Total	% of Total Loan and Lease Portfolio
Retail trade	$2,091,972	6.1%
Transportation and warehouse	1,387,743	4.0
Manufacturing	1,287,135	3.7
Real estate rental and leasing	947,770	2.8
Wholesale trade	853,542	2.5
Construction	686,970	2.0
Health care and social assistance	582,007	1.7
Finance and insurance	504,772	1.5
Administration and Support and Waste Management and Remediation	420,519	1.2
All other	2,794,807	8.2
Total	$11,557,237	33.7%

Commercial real estate Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and construction and development loans primarily originated for construction of commercial properties. Construction and development loans often convert to a commercial real estate loan at the completion of the construction period. Commercial real estate loans were $9.6 billion at September 30, 2020, an increase of $490.5 million, or 5.4%, compared to $9.1 billion at December 31, 2019.

Our commercial real estate loan portfolio by property and loan type was as follows:

	At September 30, 2020		At December 31, 2019
(In thousands)	Total	Percent of Total Loan and Lease Portfolio	Total	Percent of Total Loan and Lease Portfolio
Multifamily	$2,022,758	5.9%	$1,799,949	5.2%
Office	1,394,723	4.1	1,219,618	3.5
Retail	1,323,275	3.9	1,323,773	3.8
Warehouse	1,113,346	3.2	1,081,165	3.1
Hotel	786,656	2.3	759,773	2.2
Senior housing	780,338	2.3	729,169	2.1
Self‐storage	520,334	1.5	436,415	1.3
Mixed use	456,606	1.3	450,782	1.3
Other	1,229,294	3.5	1,336,226	3.9
Total	$9,627,330	28.0%	$9,136,870	26.4%

Lease financing We provide a broad range of comprehensive lease products addressing the diverse financing needs of small to large companies. Lease financings were $2.7 billion at both September 30, 2020 and December 31, 2019.

Our lease financing portfolio by equipment type was as follows:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Balance	Percent of Total Loan and Lease Portfolio	Balance	Percent of Total Loan and Lease Portfolio
Specialty vehicles	$596,434	1.7%	$585,829	1.7%
Golf cart and turf equipment	515,016	1.5	473,476	1.4
Medical equipment	384,571	1.1	377,998	1.1
Technology and data processing equipment	225,316	0.7	248,187	0.7
Construction equipment	195,804	0.6	180,963	0.5
Material handling	185,340	0.5	138,182	0.4
Manufacturing equipment	176,524	0.5	226,833	0.7
Trucks and trailers	100,993	0.3	91,711	0.3
Agricultural equipment	96,987	0.3	92,392	0.3
Other	247,701	0.7	284,298	0.7
Total	$2,724,686	7.9%	$2,699,869	7.8%

Consumer Loan Portfolio

Our consumer loan portfolio was $10.4 billion at September 30, 2020, a decrease of $786.7 million, or 7.0%, compared to $11.2 billion at December 31, 2019.

Residential mortgage Residential mortgage loans consist primarily of one-to-four family residential loans with fixed and adjustable interest rates, with amortization periods generally from 15 to 30 years. The loan-to-value ratio at the time of origination is generally 90% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage loans were $5.8 billion at September 30, 2020, a decrease of $389.6 million, or 6.3%, compared to $6.2 billion at December 31, 2019, as payoffs outpaced new originations.

Home equity Home equity loans and lines of credit are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line-of-credit. Our home equity portfolio totaled $3.3 billion at September 30, 2020 (consisting of $2.9 billion of home equity lines of credit and $372.9 million of amortizing home equity loans), compared to $3.5 billion at December 31, 2019 (consisting of $3.0 billion of home equity lines of credit and $474.7 million of amortizing home equity loans). At September 30, 2020, $2.4 billion of our home equity lines of credit were comprised of loans with a 10-year interest-only draw period and a 20-year amortization repayment period, of which all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At September 30, 2020, $546.8 million of the home equity line of credits were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years. Home equity lines of credit mostly include junior lien mortgages where the first lien mortgage is held by a nonaffiliated financial institution.

Consumer installment Consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer rates are both fixed and variable, with negotiated terms. Our consumer installment loans typically amortize over periods up to 60 months. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and the collateral is more difficult to control, than real estate. Consumer installment loans were $1.3 billion at September 30, 2020, a decrease of $201.2 million, or 13.0%, compared to $1.5 billion at December 31, 2019.

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

Past due loans and leases  Delinquent balances are determined based on the contractual terms of the loan or lease. See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information. Over 90-day delinquent loans and leases by type, excluding nonaccrual loans and leases, were as follows:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	90 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases	90 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases
Commercial loan and lease portfolio:
Commercial and industrial	$3,101	0.03%	$331	—%
Commercial real estate	244	—	1,440	0.02
Lease financing	3,564	0.13	1,901	0.07
Total commercial loan and lease portfolio	6,909	0.03	3,672	0.02
Consumer loan portfolio:
Residential mortgage	1,347	0.02	559	0.01
Consumer installment	—	—	108	0.01
Total consumer loan portfolio	1,347	0.01	667	0.01
Portfolios acquired with deteriorated credit quality(1)	N/A	N/A	25,737	10.43
Total	$8,256	0.02%	$30,076	0.09%

(1)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans.

Nonperforming assets  Nonperforming assets, consisting of nonaccrual loans and leases and other real estate owned, were as follows:

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$140,492	$53,812
Commercial real estate	70,252	29,735
Lease financing	42,023	10,957
Total commercial loan and lease portfolio	252,767	94,504
Consumer loan portfolio:
Residential mortgage	65,235	38,577
Home equity	52,184	35,863
Consumer installment	6,535	714
Total consumer loan portfolio	123,954	75,154
Nonaccrual loans and leases	376,721	169,658
Other real estate owned	35,554	34,256
Total nonperforming assets	$412,275	$203,914
Nonaccrual loans and leases as a percentage of total loans and leases	1.10%	0.49%
Nonperforming assets as a percentage of total loans and leases and other real estate owned	1.20	0.59
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	136.77	66.64
Allowance for credit losses as a percentage of nonaccrual loans and leases	145.83	68.71

Nonperforming assets were $412.3 million at September 30, 2020, compared to $203.9 million at December 31, 2019. The $208.4 million increase in nonperforming assets from December 31, 2019 was substantially driven by an increase in nonaccrual balances in our commercial loan and lease portfolio, driven by the motor coach and shuttle bus sectors which were more heavily impacted by COVID-19 and also the adoption of CECL ($73.4 million of loans previously accounted for as purchased credit impaired were reclassified to nonaccrual loans as of January 1, 2020 due to the adoption of CECL).

Loans and leases are generally placed on nonaccrual status when the collection of interest or principal is 90 days or more past due unless, in the case of commercial loans, they are well secured and in process of collection. Delinquent consumer home equity loans with a junior lien are also placed on nonaccrual status when there is evidence that the related third-party first lien mortgage may be 90 days or more past due, or foreclosure, charge-off or collection action has been initiated. TDR loans are placed on nonaccrual status prior to the past due thresholds outlined above if repayment under the modified terms is not likely after performing a well-documented credit analysis. In addition, under the CARES Act, loans and leases that have been granted a deferral of greater than 180 days are generally placed on nonaccrual status. Loans on nonaccrual status are generally reported as nonaccrual loans until there is sustained repayment performance for six consecutive months, with the exception of loans not reaffirmed upon discharge in Chapter 7 bankruptcy, which remain on nonaccrual status until a well-documented credit analysis indicates full repayment of the remaining pre-discharged contractual principal and interest is likely.

Commercial real estate, residential mortgage and home equity nonaccrual loans are secured by real estate. Given the nature of these assets and the related mortgage foreclosure, property sale and, if applicable, mortgage insurance claims processes, it can take 18 months or longer for a loan to migrate from initial delinquency to final disposition. This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Changes in the amount of nonaccrual loans and leases were as follows:

	At or For the Three Months Ended September 30, 2020
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total
Balance, beginning of period	$116,990	$174,461	$291,451
Additions	27,188	160,802	187,990
Charge-offs	(2,353)	(27,956)	(30,309)
Transfers to other assets	(2,341)	(4,625)	(6,966)
Return to accrual status	(5,573)	(14,993)	(20,566)
Payments received	(9,956)	(35,972)	(45,928)
Other, net	(1)	1,050	1,049
Balance, end of period	$123,954	$252,767	$376,721

	At or For the Nine Months Ended September 30, 2020
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total
Balance, beginning of period	$75,154	$94,504	$169,658
Transfer in of loans previously accounted for as purchased credit impaired(1)	20,560	52,825	73,385
Adjusted balance, beginning of period	95,714	147,329	243,043
Additions	73,736	303,259	376,995
Charge-offs	(8,229)	(38,925)	(47,154)
Transfers to other assets	(5,784)	(14,667)	(20,451)
Return to accrual status	(11,383)	(59,971)	(71,354)
Payments received	(20,111)	(83,305)	(103,416)
Other, net	11	(953)	(942)
Balance, end of period	$123,954	$252,767	$376,721

(1)
Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans.

Interest income recognized on loans and leases on nonaccrual status was $8.9 million and $17.9 million for the three and nine months ended September 30, 2020, respectively, compared to $4.6 million for the three months ended June 30, 2020, and $277 thousand and $754 thousand for the three and nine months ended September 30, 2019, respectively.

See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

Loan and lease credit risk classifications We assess the risk of our loan and lease portfolio utilizing numerous risk characteristics as outlined in the previous sections. Credit risk classifications are an additional characteristic monitored in the overall credit risk process. Loan and lease credit risk classifications are derived from standard regulatory rating definitions, which include: non-classified (pass and special mention) and classified (substandard). Classified loans and leases have well-defined weaknesses, but may never result in a loss.

Loans and leases by portfolio and credit risk classification were as follows:

	At September 30, 2020
	Non-classified		Classified	Total
(In thousands)	Pass	Special Mention	Substandard
Commercial loan and lease portfolio:
Commercial and industrial	$10,917,912	$314,579	$324,746	$11,557,237
Commercial real estate	8,843,077	490,499	293,754	9,627,330
Lease financing	2,630,434	37,816	56,436	2,724,686
Total commercial loan and lease portfolio	22,391,423	842,894	674,936	23,909,253
Consumer loan portfolio:
Residential mortgage	5,718,396	375	71,480	5,790,251
Home equity	3,239,898	—	63,085	3,302,983
Consumer installment	1,334,225	—	6,979	1,341,204
Total consumer loan portfolio	10,292,519	375	141,544	10,434,438
Total loans and leases	$32,683,942	$843,269	$816,480	$34,343,691

	At December 31, 2019
	Non-classified		Classified	Total
(In thousands)	Pass	Special Mention	Substandard
Commercial loan and lease portfolio:
Commercial and industrial	$10,930,939	$315,097	$193,566	$11,439,602
Commercial real estate	8,891,361	170,114	75,395	9,136,870
Lease financing	2,646,874	28,091	24,904	2,699,869
Total commercial loan and lease portfolio	22,469,174	513,302	293,865	23,276,341
Consumer loan portfolio:
Residential mortgage	6,135,096	565	44,144	6,179,805
Home equity	3,457,292	456	41,159	3,498,907
Consumer installment	1,541,524	—	887	1,542,411
Total consumer loan portfolio	11,133,912	1,021	86,190	11,221,123
Total loans and leases	$33,603,086	$514,323	$380,055	$34,497,464

Total classified loans and leases in our loan and lease portfolio were $816.5 million at September 30, 2020, compared to $380.1 million at December 31, 2019. The increase was primarily due to downgrades in our commercial loan and lease portfolio, largely occurring due to economic impacts caused by COVID-19. We have identified certain sectors within our commercial loan and lease portfolio that have been more heavily impacted by COVID-19 including motor coach, shuttle bus, hotel, franchise, retail commercial real estate, retail trade and fitness, excluding any PPP loans within these sectors as they are guaranteed by the Small Business Administration. At September 30, 2020 loans and leases within these higher COVID-19 impacted sectors totaled $3.1 billion, or 9.1% of total loans and leases. At September 30, 2020, these higher COVID-19 impacted sectors represent $257.8 million of the total commercial loan and lease portfolio classified balance, of which $105.8 million are on nonaccrual status. Sectors identified as having a higher impact due to COVID-19 may change in future periods depending on how economic environment conditions develop over time.

Loan modifications  Troubled debt restructuring ("TDR") loans are loans to financially troubled borrowers that have been modified such that we have granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed. TDR loans were as follows:

	At September 30, 2020			At December 31, 2019
(Dollars in thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$36,947	$13,250	$50,197	$12,986	$5,356	$18,342
Consumer loan portfolio	17,956	21,526	39,482	12,403	14,875	27,278
Total	$54,903	$34,776	$89,679	$25,389	$20,231	$45,620
Over 90-day delinquency as a percentage of total accruing TDR loans	0.91%	N.A.	N.A.	0.52%	N.A.	N.A.
N.A. Not Applicable

Total TDRs were $89.7 million at September 30, 2020, compared to $45.6 million at December 31, 2019.

Loan modifications to borrowers who have not been granted concessions are not considered TDR loans and therefore are not included in the table above. In addition, Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications provide banks the option to temporarily suspend certain TDR accounting guidance for loans modified due to the effects of COVID-19 when certain conditions are met. In March 2020, TCF began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals. As of September 30, 2020, $403.6 million of loan and lease balance was on deferral status, compared to $1.8 billion as of June 30, 2020. TCF also granted certain other loan modifications which provide temporary customer assistance predominantly in the form of financial covenant concessions and modification of borrowing base. As of September 30, 2020, other loan modifications balance was $578.4 million. See "Note 3. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for information regarding recent updated guidance on TDR accounting provided by the CARES Act and Interagency Regulatory guidance. TDR loans with an interest rate consistent with market rates on loans with comparable risk at the time of restructuring and performing based on the restructured terms are no longer disclosed as TDR loans in the calendar years after modification; however, these loans are still considered impaired and follow our impaired loan reserve policies.

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

Interest income recognized on TDR loans and contractual interest that would have been recorded had the TDR loans performed in accordance with their original contractual terms were as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Contractual interest due on TDR loans	$2,256	$759	$1,845	$3,336	$5,132
Interest income recognized on TDR loans	331	287	1,347	910	3,608
Unrecognized interest income	$1,925	$472	$498	$2,426	$1,524

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

We consider our ACL of $549.4 million, or 1.60% of total loans and leases, appropriate to cover current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at September 30, 2020, including loans and leases which are not currently known to require specific allowances. The increase in ACL and the ACL as a percentage of total loans and leases from December 31, 2019 was primarily due to impacts from the adoption of CECL at January 1, 2020, high levels of change in both current and forecasted macroeconomic conditions, which are impacted by COVID-19 and commercial portfolio credit risk management activities. The ACL as a percentage of total loans and leases, excluding PPP loans was 1.69%, a non-GAAP financial measure. The PPP loans are individually guaranteed by the Small Business Administration and therefore the accounting under CECL does not require reserves to be recorded on such loans. No assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the ACL due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during our ongoing credit review process or regulatory requirements. Among other factors, economic slowdown, increasing levels of unemployment, declines in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of our ACL by increasing credit risk and the risk of potential loss. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

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

Detailed information regarding our credit loss reserves was as follows:

	At September 30, 2020			Adjusted for adoption of CECL(1)			At December 31, 2019
	ACL(1)		% of Category to Total Loan and Lease Portfolio	ACL(1)		% of Category to Total Loan and Lease Portfolio	ACL(1)		% of Category to Total Loan and Lease Portfolio
(Dollars in thousands)	Amount	Reserve Rate		Amount	Reserve Rate		Amount	Reserve Rate
Commercial loan and lease portfolio:
Commercial and industrial	$145,814	1.26%	33.7%	$93,884	0.82%	29.4%	$42,430	0.38%	33.2%
Commercial real estate	197,892	2.06	28.0	67,620	0.74	21.2	27,308	0.29	26.5
Lease financing	36,386	1.34	7.9	21,631	0.80	6.8	14,742	0.55	7.8
Total commercial loan and lease portfolio	380,092	1.59	69.6	183,135	0.79	57.4	84,480	0.36	67.5
Consumer loan portfolio:
Residential mortgage	62,006	1.07	16.9	72,939	1.18	22.9	8,099	0.13	17.9
Home equity	49,003	1.48	9.6	47,003	1.34	14.7	17,795	0.51	10.1
Consumer installment	24,128	1.80	3.9	15,967	1.04	5.0	2,678	0.17	4.5
Total consumer loan portfolio	135,137	1.30	30.4	135,909	1.21	42.6	28,572	0.25	32.5
Total allowance for loan and lease losses	515,229	1.50	100.0%	319,044	0.92	100.0%	113,052	0.33	100.0%
Reserve for unfunded lending commitments	34,129	N.A.		18,235	N.A.		3,528	N.A.
Allowance for credit losses(1)	$549,358	1.60%		$337,279	0.98%		$116,580	0.34%
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

The rollforward of the allowance for credit losses were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	Sep. 30, 2020	Jun. 30, 2020	Sep. 30, 2019	Sep. 30, 2020	Sep. 30, 2019
Allowance for loans and lease losses
Balance, beginning of period	$461,114	$406,383	$146,503	$113,052	$157,446
Impact of CECL adoption	—	—	—	205,992	—
Adjusted balance, beginning of period	461,114	406,383	146,503	319,044	157,446
Charge-offs
Commercial loan and lease portfolio:
Commercial and industrial	(24,332)	(2,562)	(18,992)	(34,478)	(31,562)
Commercial real estate	(804)	(761)	(1)	(1,565)	(1)
Lease financing	(1,331)	(1,638)	(2,456)	(4,266)	(5,559)
Total commercial loan and lease portfolio	(26,467)	(4,961)	(21,449)	(40,309)	(37,122)
Consumer loan portfolio:
Residential mortgage	(3)	(1,166)	(518)	(1,697)	(1,851)
Home equity	(1,052)	(1,078)	(346)	(3,379)	(2,212)
Consumer installment	(4,713)	(2,753)	(13,234)	(11,537)	(39,859)
Total consumer loan portfolio	(5,768)	(4,997)	(14,098)	(16,613)	(43,922)
Total charge-offs	(32,235)	(9,958)	(35,547)	(56,922)	(81,044)
Recoveries
Commercial loan and lease portfolio:
Commercial and industrial	2,131	2,571	1,361	8,264	2,852
Commercial real estate	660	117	14	1,340	28
Lease financing	1,170	246	264	1,835	1,010
Total commercial loan and lease portfolio	3,961	2,934	1,639	11,439	3,890
Consumer loan portfolio:
Residential mortgage	806	295	329	1,984	1,114
Home equity	815	743	751	2,561	2,402
Consumer installment	2,077	2,591	4,250	7,490	12,324
Total consumer loan portfolio	3,698	3,629	5,330	12,035	15,840
Total recoveries	7,659	6,563	6,969	23,474	19,730
Net charge-offs	(24,576)	(3,395)	(28,578)	(33,448)	(61,314)
Provision for credit losses related to loans and leases(1)	78,323	58,126	27,188	229,439	50,879
Other	368	—	(23,895)	194	(25,793)
Balance, end of period	515,229	461,114	121,218	515,229	121,218
Reserve for unfunded lending commitments
Balance, beginning of period	42,788	22,188	1,936	3,528	1,428
Impact of CECL adoption	—	—	—	14,707	—
Adjusted balance, beginning of period	42,788	22,188	1,936	18,235	1,428
Provision (benefit) for credit losses related to unfunded lending commitments(1)	(8,659)	20,600	(342)	15,894	166
Addition due to merger	—	—	1,867	—	1,867
Balance, end of period	34,129	42,788	3,461	34,129	3,461
Total Allowance for Credit Losses	$549,358	$503,902	$124,679	$549,358	$124,679

(1)	Provision for credit losses related to loans and leases and the provision for credit losses related to unfunded lending commitments are included within Provision for Credit Losses.

Net loan and lease charge-offs for the three months ended September 30, 2020 were $24.6 million, or 0.28% of average loans and leases (annualized), compared to $3.4 million, or 0.04% of average loans and leases (annualized) for the three months ended June 30, 2020, and $28.6 million, or 0.39% of average loans and leases (annualized) for the three months ended September 30, 2019. The increase in the three months ended September 30, 2020, compared to the three months ended June 30, 2020, was due to an increase in net charge-offs in our commercial and industrial portfolio, primarily driven by two loans totaling $16.1 million of charge-offs. The decrease in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to a decrease in net charge-offs in our consumer loan portfolio. Subsequent to September 30, 2020, we received a $9.1 million full repayment related to one loan which was fully charged off as of September 30, 2020.

Net loan and lease charge-offs for the nine months ended September 30, 2020 were $33.4 million, or 0.13% of average loans and leases (annualized), compared to $61.3 million, or 0.36% of average loans and leases (annualized) for the nine months ended September 30, 2019. The decrease in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to a decrease in charge-offs in our consumer loan portfolio.

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

TCF Bank had $939.7 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at September 30, 2020, compared to $489.7 million at December 31, 2019. Certain investment securities held-to-maturity and investment securities carried at fair value provide the ability to liquidate or pledge unencumbered securities as needed. At September 30, 2020, $1.2 billion of our securities were pledged as collateral to secure certain deposits and borrowings.

TCF Financial had net liquidity qualifying cash of $198.2 million at September 30, 2020, compared to $156.0 million at December 31, 2019.

Deposits are the primary source of our funds for use in lending and for other general business purposes. In addition to deposits, we receive funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. We primarily borrow from the Federal Home Loan Bank (the "FHLB") of Des Moines. We had $7.8 billion of additional borrowing capacity at the FHLB of Des Moines at September 30, 2020, as well as access to the Federal Reserve Discount Window. In addition, we maintain a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations, loan purchases and equipment purchases for lease financing are the primary uses of our funds.

On June 29, 2020, TCF Financial voluntarily prepaid the outstanding $80.0 million on its $150.0 million unsecured 364-day revolving credit facility with an unaffiliated bank and subsequently closed the credit facility.
Our wholly-owned subsidiary, TCF Commercial Finance Canada, Inc. ("TCFCFC"), maintains a $20.0 million Canadian dollar-denominated line of credit facility with an unaffiliated bank, which is guaranteed by TCF Bank. TCFCFC had $1.5 million (USD) outstanding under the line of credit with the counterparty at September 30, 2020 and no outstanding balance at December 31, 2019.

Deposits Deposits were $39.2 billion at September 30, 2020, an increase of $4.7 billion, compared to $34.5 billion at December 31, 2019. The increase in deposits was primarily due to increases in noninterest-bearing deposits of $2.7 billion, interest-bearing checking account balances of $1.5 billion, money market deposits of $827.2 million and savings account balances of $789.4 million, reflecting lower consumer spending impacted by the COVID-19 pandemic, partially offset by the continued run-off of certificates of deposit which declined $1.1 billion.

Noninterest-bearing checking accounts represented 27.2% of total deposits at September 30, 2020, compared to 23.1% of total deposits at December 31, 2019. Our weighted-average interest rate for deposits, including noninterest-bearing deposits, was 0.32% for the three months ended September 30, 2020, 0.49% for the three months ended June 30, 2020 and 0.94% for the three months ended September 30, 2019, and was 0.52% for the nine months ended September 30, 2020 and 0.88% for the nine months ended September 30, 2019.

Certificates of deposit including Certificate of Deposit Account Registry Service ("CDARS") deposits, IRA deposits and brokered deposits, were $6.3 billion at September 30, 2020, compared to $7.5 billion at December 31, 2019. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at September 30, 2020 were as follows:

(In thousands)
Three months or less	$1,334,859
Over three through six months	899,643
Over six through 12 months	843,283
Over 12 months	234,716
Total	$3,312,501

Borrowings Borrowings were $1.5 billion at September 30, 2020, compared to $5.0 billion at December 31, 2019. The decrease in borrowings was primarily due to a decrease in long and short-term FHLB advances.

Information regarding short-term borrowings (borrowings with an original maturity of less than one year) was as follows:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
FHLB advances
Maximum outstanding at any month-end	$2,350,000	$2,440,000	$3,200,000	$2,440,000
Balance outstanding at end of period	400,000	2,335,960	400,000	2,335,960
Weighted average interest rate at end of period	0.37%	1.63%	0.37%	1.63%
Average balance outstanding	$1,921,739	$1,698,763	$2,370,073	$773,576
Weighted average interest rate	0.48%	1.62%	0.88%	2.07%
Federal funds purchased
Maximum outstanding at any month-end	$—	$—	$—	$—
Balance outstanding at end of period	—	—	—	—
Weighted average interest rate at end of period	—%	—%	—%	—%
Average balance outstanding	$—	$283	$77	$209
Weighted average interest rate	—%	2.37%	1.78%	2.53%
Collateralized Deposits
Maximum outstanding at any month-end	$253,960	$271,340	$253,960	$271,340
Balance outstanding at end of period	253,960	271,340	253,960	271,340
Weighted average interest rate at end of period	0.14%	1.00%	0.14%	1.00%
Average balance outstanding	$230,499	$184,290	$217,059	$63,771
Weighted average interest rate	0.22%	1.01%	0.39%	0.55%
Line-of-credit: TCF Financial Corporation
Maximum outstanding at any month-end	$—	$—	$80,000	$—
Balance outstanding at end of period	—	—	—	—
Weighted average interest rate at end of period	—%	—%	—%	—%
Average balance outstanding	$—	$—	$30,146	$—
Weighted average interest rate	—%	—%	2.40%	—%
Line-of-credit: TCF Commercial Finance Canada, Inc.
Maximum outstanding at any month-end	$3,066	$1,516	$3,066	$10,455
Balance outstanding at end of period	1,501	—	1,501	—
Weighted average interest rate at end of period	1.50%	—%	1.50%	—%
Average balance outstanding	$792	$892	$536	$1,194
Weighted average interest rate	1.70%	2.94%	2.12%	2.99%

Long-term borrowings were as follows:

(In thousands)	September 30, 2020	December 31, 2019
FHLB advances	$210,372	$1,822,058
Subordinated debt obligations	586,729	428,470
Discounted lease rentals	71,738	100,882
Finance lease obligation	3,006	3,038
Total long-term borrowings	$871,845	$2,354,448

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

Commitments We have commitments that may impact our liquidity, including $6.7 billion of commitments to extend credit and $116.8 million of standby letters of credit as of September 30, 2020. Although many of these commitments historically have expired without being drawn upon, and therefore, the total amount of these commitments does not necessarily represent future liquidity requirements, changes in macroeconomic conditions and customer liquidity needs could result in greater utilization than we have experienced previously. See "Note 23. Commitments, Contingent Liabilities and Guarantees" of Notes to Consolidated Financial Statements for a further discussion of these obligations.

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

In 2019, our Board of Directors approved an authorization to repurchase up to $150 million of our common stock. The repurchase program has no expiration, and permits shares to be repurchased in compliance with Rule 10b-18 of the Exchange Act, through one or more broker-dealers as part of “block purchases” made by TCF, and/or through privately negotiated purchases, accelerated stock repurchase agreements, or Rule 10b5-1 plans at our discretion. In response to the COVID-19 pandemic, TCF temporarily suspended buybacks under its share repurchase program, but retains the ability to resume repurchases as circumstances warrant. We did not repurchase any shares of our common stock during the three months ended September 30, 2020, and we repurchased 873,376 shares of our common stock totaling $33.1 million during the nine months ended September 30, 2020.

Effective January 1, 2020, the Corporation adopted CECL. Consistent with the treatment of the ACL under the capital rule’s standardized approach, the ALLL (excluding PCD loans) and RULC are eligible for inclusion in TCF’s Tier 2 capital up to 1.25 percent of standardized total risk weighted assets. In response to the COVID-19 pandemic, the regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for two years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the final rule issued by the regulatory agencies.

At September 30, 2020 and December 31, 2019, TCF Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, economic uncertainty, deteriorating economic conditions, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since September 30, 2020 that management believes have changed TCF Bank's status as well-capitalized.

Equity Total equity was $5.7 billion, or 11.9% of total assets, at September 30, 2020, compared to $5.7 billion, or 12.3% of total assets, at December 31, 2019.

Common Stock Dividends Dividends to common shareholders on a per share basis were $0.35 for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, and were $1.05 for the nine months ended September 30, 2020. Dividends to common shareholders on a per share basis, adjusted to reflect the Merger Exchange Ratio, were $0.94 for the nine months ended September 30, 2019. Our common stock dividend payout ratio was 100.00% and 128.05% for the three and nine months ended September 30, 2020, respectively, compared to 250.00% for the three months ended June 30, 2020, and 233.33% and 52.54% for the three and nine months ended September 30, 2019, respectively. TCF Financial's primary funding sources for dividends are dividends received from TCF Bank.

On October 26, 2020, our Board of Directors announced a regular quarterly cash dividend of $0.35 per common share payable on December 1, 2020 to shareholders of record at the close of business on November 13, 2020, and a quarterly cash dividend of $0.35625 per depositary share representing a 1/1,000th interest in a share of the 5.70% Series C Non-Cumulative Perpetual Preferred Stock, payable on December 1, 2020 to shareholders of record at the close of business on November 13, 2020.

Common Shareholders' Equity Total common shareholders' equity was $5.5 billion, or 11.50% of total assets, at September 30, 2020, compared to $5.5 billion, or 11.87%, at December 31, 2019. Tangible common equity was $4.0 billion, or 8.68% of total tangible assets, at September 30, 2020, compared with $4.1 billion, or 9.01% of total tangible assets, at December 31, 2019. Book value per common share was $35.88 at September 30, 2020, compared to $36.20 at December 31, 2019. Tangible book value per common share was $26.27 at September 30, 2020, compared to $26.60 at December 31, 2019. Tangible common equity and tangible book value are non-GAAP measures that exclude goodwill and other intangible assets See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include our tangible book value per common share; tangible common shareholders' equity; presentation of net interest income and net interest margin on a fully tax-equivalent ("FTE") basis; our adjusted efficiency ratio (which excludes merger-related expenses, sale of the Legacy TCF auto finance portfolio and related expenses, gains on sales of branches, write-down of company-owned vacant land parcels and branch exit costs, termination of interest rate swaps, gain on sales of certain investment securities, loan servicing rights impairment, lease financing equipment depreciation, net interest income FTE adjustment, amortization of intangible assets, and federal historic tax credit amortization), composition of loans and allowance excluding PPP loans, the adjusted allowance for credit losses as a percentage of loans and leases, excluding PPP loans; adjusted net interest income and margin (which excludes purchase accounting accretion and amortization and the impact of PPP loans); and other adjusted information presented excluding merger-related expenses and notable items (defined as sale of the Legacy TCF auto finance portfolio and related expenses, gains on sales of branches, write-down of company-owned vacant land parcels and branch exit costs, termination of interest rate swaps, gain on sales of certain investment securities and loan servicing rights impairment) including net income, diluted earnings per share, return on average assets, return on average common shareholders' equity, return on average tangible common shareholders' equity tangible book value per common share and tangible common equity to tangible assets. Management believes that the presentation of these non-GAAP financial measures (i) provides important supplemental information that contributes to a proper understanding of our operating performance, (ii) enables a more complete understanding of factors and trends affecting our business and (iii) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP financial measures internally in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. Non-GAAP financial measures are not defined by GAAP and other entities may calculate them differently than we do. Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found within the Net Interest Income subheading of this report.

The computation of the adjusted diluted earnings per common share and adjusted net income attributable to TCF was as follows:

		Three Months Ended			Nine Months Ended
(Dollars in thousands, except per share data)		September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income available to common shareholders		$53,244	$21,270	$19,654	$123,920	$175,588
Earnings allocated to participating securities		—	—	—	—	19
Earnings allocated to common shareholders	(a)	53,244	21,270	19,654	123,920	175,569
Merger-related expenses		54,011	81,619	111,259	172,358	124,943
Notable items:
Sale of legacy TCF auto finance portfolio and related expenses(1)		—	901	19,264	3,964	19,264
Termination of interest rate swaps(2)		—	—	17,302	—	17,302
Gain on sale of certain investment securities(3)		—		(5,869)	—	(5,869)
Gains on sales of branches, write-down of company-owned vacant land parcels and branch exit costs, net(4)		—	(14,166)	5,890	(14,166)	5,890
Loan servicing rights impairment(2)		154	8,858	4,520	17,248	4,520
Total notable items		154	(4,407)	41,107	7,046	41,107
Total merger-related expenses and notable items		54,165	77,212	152,366	179,404	166,050
Related income tax expense, net of benefits(5)		(11,207)	(16,114)	(46,213)	(37,392)	(49,481)
Total adjustments, net of tax		42,958	61,098	106,153	142,012	116,569
Adjusted earnings allocated to common stock	(b)	$96,202	$82,368	$125,807	$265,932	$292,138

Weighted-average common shares outstanding used in diluted earnings per common share calculation(6)	(c)	151,821,592	151,660,139	128,754,588	151,826,928	98,055,279

Diluted earnings per common share	(a)/(c)	$0.35	$0.14	$0.15	$0.82	$1.79
Adjusted diluted earnings per common share	(b)/(c)	0.63	0.54	0.98	1.75	2.98

Net income attributable to TCF		$55,738	$23,764	$22,148	$131,401	$183,069
Total adjustments, net of tax		42,958	61,098	106,153	142,012	116,569
Adjusted net income attributable to TCF		$98,696	$84,862	$128,301	$273,413	$299,638

(1)
Three months ended June 30, 2020 amount included within other noninterest expense ($0.8 million) and compensation and employee benefits ($0.1 million). Three months ended September 30, 2019 amount included within net gains (losses) on sales of loans and leases. Nine months ended September 30, 2020 amount included within occupancy and equipment ($1.6 million), other noninterest expense ($1.3 million) and compensation and employee benefits ($1.0 million). Nine months ended September 30, 2019 amount included within net gains (losses) on sales of loans and leases.

(2)	Included within other noninterest income.

(3)	Included within net gains on investment securities.

(4)
Three months ended June 30, 2020 amount included within other noninterest income ($14.7 million net gain) and other noninterest expense ($0.6 million). Three months ended September 30, 2020 amount included within other noninterest expense. Nine months ended September 30, 2020 amount included within other noninterest income ($14.7 million net gain) and other noninterest expense ($0.6 million). Nine months ended September 30, 2019 amount included within other noninterest expense.

(5)	Included within income tax (benefit) expense.

(6)	Assumes conversion of common shares, as applicable.

The computation of the adjusted net interest income and margin was as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Interest Income	$377,167	$378,359	$371,793	$1,157,007	$880,279
Purchase accounting accretion and amortization	(17,710)	(18,209)	(28,411)	(61,177)	(28,411)
Adjusted net interest income, excluding purchase accounting accretion and amortization	359,457	360,150	343,382	1,095,830	851,868
Net fees recognized on PPP loans	(11,886)	(7,805)	—	(19,691)	—
Interest recognition on PPP loans(1)	(2,824)	(1,759)	—	(4,583)	—
Total PPP loans impact	(14,710)	(9,564)	—	(24,274)	—
Adjusted net interest income, excluding purchase accounting accretion and amortization and PPP impact	$344,747	$350,586	$343,382	$1,071,556	$851,868
Net interest margin (FTE)	3.34%	3.35%	4.14%	3.48%	4.36%
Purchase accounting accretion and amortization	(0.16)	(0.16)	(0.31)	(0.21)	(0.14)
Adjusted net interest margin, excluding purchase accounting accretion and amortization (FTE)	3.18	3.19	3.83	3.27	4.22
PPP loans impact(2)	0.01	0.01	—	0.01	—
Adjusted net interest margin, excluding purchase accounting accretion and amortization and PPP loans impact (FTE)	3.19%	3.20%	3.83%	3.28%	4.22%

(1)	Interest income on PPP loans less funding costs.

(2)
The exclusion of PPP loans additionally reduces average earning assets by $1.8 billion and $1.2 billion in the three months ended September 30, 2020 and June 30, 2020, respectively and $1.0 billion in the nine months ended September 30, 2020.

The computation of the adjusted return on average assets, common equity and average tangible common equity was as follows:

		Three Months Ended			Nine Months Ended
(Dollars in thousands)		September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Adjusted net income after tax expense:
Income after tax expense	(a)	$57,302	$26,233	$24,978	$137,351	$192,470
Merger-related expenses		54,011	81,619	111,259	172,358	124,943
Notable items		154	(4,407)	41,107	7,046	41,107
Related income tax expense, net of tax benefits		(11,207)	(16,114)	(46,213)	(37,392)	(49,481)
Adjusted net income after tax expense for ROAA calculation	(b)	100,260	87,331	131,131	279,363	309,039
Net income available to common shareholders	(c)	53,244	21,270	19,654	123,920	175,588
Other intangibles amortization		5,498	5,516	4,544	16,494	6,154
Related income tax expense		(1,137)	(1,151)	(1,085)	(3,437)	(1,470)
Net income available to common shareholders used in ROATCE calculation	(d)	57,605	25,635	23,113	136,977	180,272

Adjusted net income available to common shareholders:
Net income available to common shareholders		53,244	21,270	19,654	123,920	175,588
Notable items		154	(4,407)	41,107	7,046	41,107
Merger-related expenses		54,011	81,619	111,259	172,358	124,943
Related income tax expense, net of tax benefits		(11,207)	(16,114)	(46,213)	(37,392)	(49,481)
Net income available to common shareholders used in adjusted ROACE calculation	(e)	96,202	82,368	125,807	265,932	292,157
Other intangibles amortization		5,498	5,516	4,544	16,494	6,154
Related income tax expense		(1,137)	(1,151)	(1,085)	(3,437)	(1,470)
Net income available to common shareholders used in adjusted ROATCE calculation	(f)	100,563	86,733	129,266	278,989	296,841
Average balances:
Average assets	(g)	49,539,600	49,716,116	39,094,366	48,749,940	29,283,275
Total average equity		5,697,727	5,658,255	4,683,129	5,662,286	3,316,504
Non-controlling interest in subsidiaries		(22,638)	(28,122)	(25,516)	(25,353)	(26,558)
Total TCF Financial Corporation shareholders' equity		5,675,089	5,630,133	4,657,613	5,636,933	3,289,946
Preferred stock		(169,302)	(169,302)	(169,302)	(169,302)	(169,302)
Average total common shareholders' equity used in ROACE calculation	(h)	5,505,787	5,460,831	4,488,311	5,467,631	3,120,644
Average goodwill, net		(1,313,046)	(1,313,046)	(890,155)	(1,309,072)	(402,583)
Average other intangibles, net		(155,142)	(160,841)	(142,925)	(160,740)	(61,208)
Average tangible common shareholders' equity used in ROATCE calculation	(i)	$4,037,599	$3,986,944	$3,455,231	$3,997,819	$2,656,853

ROAA(1)	(a) / (g)	0.46%	0.21%	0.26%	0.38%	0.88%
Adjusted ROAA(1)	(b) / (g)	0.81	0.70	1.34	0.76	1.41
ROACE(1)	(c) / (h)	3.87	1.56	1.75	3.02	7.50
Adjusted ROACE(1)	(e) / (h)	6.99	6.03	11.21	6.48	12.48
ROATCE(1)	(d) / (i)	5.71	2.57	2.68	4.57	9.05
Adjusted ROATCE(1)	(f) / (i)	9.96	8.70	14.96	9.31	14.90

(1)	Annualized.

The computation of the adjusted efficiency ratio, noninterest income and noninterest expense was as follows:

		Three Months Ended			Nine Months Ended
(Dollars in thousands)		September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Noninterest expense	(a)	$373,440	$400,241	$425,620	$1,148,280	$915,544
Merger-related expenses		(54,011)	(81,619)	(111,259)	(172,358)	(124,943)
Write-down of company-owned vacant land parcels and branch exit costs		—	(551)	(5,890)	(551)	(5,890)
Expenses related to the sale of Legacy TCF auto finance portfolio		—	(901)	—	(3,964)	—
Adjusted noninterest expense		319,429	317,170	308,471	971,407	784,711
Lease financing equipment depreciation		(17,932)	(18,212)	(19,408)	(54,594)	(57,797)
Amortization of intangibles		(5,498)	(5,516)	(4,544)	(16,494)	(6,154)
Federal historic tax credit amortization		(1,758)	(179)	—	(3,459)	—
Adjusted noninterest expense, efficiency ratio	(b)	$294,241	$293,263	$284,519	$896,860	$720,760

Net interest income		$377,167	$378,359	$371,793	$1,157,007	$880,279
Noninterest income		118,810	133,054	94,258	388,827	307,480
Total revenue	(c)	495,977	511,413	466,051	1,545,834	1,187,759

Noninterest income		118,810	133,054	94,258	388,827	307,480
Loss on transfer of Legacy TCF auto loans to held-for-sale		—	—	19,264	—	19,264
Termination of interest rate swaps		—	—	17,302	—	17,302
Gain on sales of certain investment securities		—	—	(5,869)	—	(5,869)
Gain on sales of branches		—	(14,717)	—	(14,717)	—
Loan servicing rights impairment		154	8,858	4,520	17,248	4,520
Adjusted noninterest income		118,964	127,195	129,475	391,358	342,697
Net interest income		377,167	378,359	371,793	1,157,007	880,279
Net interest income FTE adjustment		2,844	3,032	2,488	8,859	5,547
Adjusted net interest income		380,011	381,391	374,281	1,165,866	885,826
Lease financing equipment depreciation		(17,932)	(18,212)	(19,408)	(54,594)	(57,797)
Adjusted total revenue, efficiency ratio	(d)	$481,043	$490,374	$484,348	$1,502,630	$1,170,726

Efficiency ratio	(a)/(c)	75.29%	78.26%	91.32%	74.28%	77.08%
Adjusted efficiency ratio	(b)/(d)	61.17	59.80	58.74	59.69	61.57

The computations of tangible common equity to tangible assets and tangible book value per common share were as follows:

(Dollars in thousands, except per share data)		At September 30, 2020	At December 31, 2019
Total equity		$5,658,420	$5,727,241
Non-controlling interest in subsidiaries		(21,376)	(20,226)
Total TCF Financial Corporation shareholders' equity		5,637,044	5,707,015
Preferred stock		(169,302)	(169,302)
Total common shareholders' equity	(a)	5,467,742	5,537,713
Goodwill, net		(1,313,046)	(1,299,878)
Other intangibles, net		(151,875)	(168,368)
Tangible common shareholders' equity	(b)	$4,002,821	$4,069,467

Total assets	(c)	$47,565,789	$46,651,553
Goodwill, net		(1,313,046)	(1,299,878)
Other intangibles, net		(151,875)	(168,368)
Tangible assets	(d)	$46,100,868	$45,183,307

Common stock shares outstanding	(e)	152,379,722	152,965,571

Common equity to assets	(a)/(c)	11.50%	11.87%
Tangible common equity to tangible assets	(b)/(d)	8.68	9.01

Book value per common share	(a)/(e)	$35.88	$36.20
Tangible book value per common share	(b)/(e)	26.27	26.60

The computations of loans and leases and the related allowance for credit losses excluding PPP were as follows:

			Change from December 31, 2019
(Dollars in thousands)	At September 30, 2020	At December 31, 2019	$	%
Commercial and industrial	$11,557,237	$11,439,602	$117,635	1.0%
Commercial real estate	9,627,330	9,136,870	490,460	5.4
Lease financing	2,724,686	2,699,869	24,817	0.9
Total commercial loan and lease portfolio	23,909,253	23,276,341	632,912	2.7
Residential mortgage	5,790,251	6,179,805	(389,554)	(6.3)
Home equity	3,302,983	3,498,907	(3,498,907)	(100.0)
Consumer installment	1,341,204	1,542,411	(201,207)	(13.0)
Total consumer loan portfolio	10,434,438	11,221,123	(786,685)	(7.0)
Total loans and leases	34,343,691	34,497,464	(153,773)	(0.4)
PPP (Commercial and industrial)	1,836,850	—	1,836,850	N.M.
Loans and leases excluding PPP loans
Commercial and industrial	9,720,387	11,439,602	(1,719,215)	(15.0)
Commercial real estate	9,627,330	9,136,870	490,460	5.4
Lease financing	2,724,686	2,699,869	24,817	0.9
Total commercial loan and lease portfolio	22,072,403	23,276,341	(1,203,938)	(5.2)
Residential mortgage	5,790,251	6,179,805	(389,554)	(6.3)
Home equity	3,302,983	3,498,907	(195,924)	(5.6)
Consumer installment	1,341,204	1,542,411	(201,207)	(13.0)
Total consumer loan portfolio	10,434,438	11,221,123	(786,685)	(7.0)
Total loans and leases, excluding PPP loans	$32,506,841	$34,497,464	$(1,990,623)	(5.8)%
Allowance for credit losses	$549,358	$116,580
Allowance for credit losses as a % of total loans and leases	1.60%	0.34%	126	bps
Allowance for credit losses as a % of loans and leases, excluding PPP loans	1.69%	0.34%	135

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

	Impact on Net Interest Income
(Dollars in thousands)	September 30, 2020		December 31, 2019
Immediate change in interest rates:
+200 basis points	$81,800	5.6%	$32,200	2.1%
+100 basis points	43,200	3.0	20,900	1.4
-100 basis points(1)	(34,600)	(2.4)	60,900	(4.0)
(1) Sensitivity measure is calculated assuming market rates do not decline below 0%.

The increases in sensitivity at September 30, 2020, compared to December 31, 2019, was primarily driven by increased deposits, lower wholesale borrowings and overall lower rate environment.

Management also uses EVE to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. EVE analysis addresses only the current balance sheet and does not incorporate the planned changes to assets or liabilities. As with the net interest income simulation model, EVE analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account any potential responses by management to anticipated changes in interest rates.

LIBOR Transition

In 2017, the U.K. Financial Conduct Authority (the “FCA”) noted that market conditions raised serious questions about the future sustainability of LIBOR benchmarks. Many financial products, including mortgages and other consumer loans, commercial loans, corporate loans, various types of debt, derivatives and other securities, reference LIBOR to determine their applicable interest rate. As part of the expected upcoming cessation of publication of LIBOR rates after 2021, TCF created a company-wide LIBOR transition plan and has already taken several important steps to ensure TCF’s operational readiness for the transition, including completing an inventory of existing LIBOR-indexed products and developing LIBOR fallback language for inclusion in loans that contemplates the transition away from LIBOR.  As part of our plan, we have and will continue to engage with industry working groups and regulators in order to monitor and respond to risks associated with the discontinuation, unavailability, or non-representativeness of LIBOR, and will continue to actively engage with our clients to facilitate the transition to alternative reference rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures TCF Financial carried out an evaluation, under the supervision and with the participation of TCF Financial's management, including its Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of TCF Financial's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, TCF’s Principal Executive Officer and Principal Financial Officer concluded that TCF's disclosure controls and procedures were effective as of September 30, 2020.

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

While we describe certain control activity below, there was no change in internal control over financial reporting (as a defined rule in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

The Corporation incorporated certain new controls related to the final adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments into the existing internal control environment.

During the three months ended September 30, 2020, the Corporation completed Merger-related integration activities, including converting and consolidating legacy financial systems and certain legacy control processes into the previously existing internal control environment, which were undertaken to enhance our operating platform. The Corporation believes the necessary steps were taken to maintain appropriate internal controls over financial reporting during this integration period, and has continuously monitored the controls to provide reasonable assurance that controls were effective during and after each step of the integration process.

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

We face risks and uncertainties related to the outbreak of COVID-19

As previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, our operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which we operate. The COVID-19 pandemic first declared in March by the World Health Organization resulted in historic job losses and decreases in economic activity, neither of which have returned to pre-pandemic levels. Although we have taken steps such as offering loan deferrals to attempt to mitigate the adverse consequences to our businesses, these steps may not be sufficient, and the effects of the pandemic may impact the ability of individuals and small businesses to make payments, the value of underlying collateral, and the ability of guarantors to make payments in the case of default, reduce our ability to access capital, subject us to increased liability, and otherwise adversely impact the financial condition, results of operations, prospects of our businesses and our credit ratings. While the United States and various state and local governments have implemented various programs designed to aid individuals and businesses, the duration of such programs and the impact of, and extent to which these efforts will be successful, cannot be determined at this time.
Many of our customers and counterparties have been and may continue to be adversely impacted by the COVID-19 pandemic and resulting economic downturn. As a result, we have faced and may continue to face a decrease in demand for certain products, and disruptions in the operations of our branch network and our vendors. The pandemic could also result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. Additionally, customers that are increasingly forced to work remotely and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes. Any of these occurrences could have a material adverse effect on our financial condition, results of operations and prospects. The extent to which the pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. The duration of these impacts resulting from the COVID-19 is unknown, and the resulting customer behavioral changes are not fully known and may not be temporary.

In addition, the COVID-19 outbreak has caused, and will continue to cause, substantial disruption to our employees as a result of illness, increased family responsibilities, self-isolation, travel limitations, and otherwise. Most areas within the United States have imposed business and other restrictions, and it is currently unclear for how long such restrictions will last. These restrictions have affected many of our customers and businesses through which we sell our products and services, and the increased reliance on remote work may result in increased vulnerabilities through heavy dependence on remote networks.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity for the three months ended September 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 to July 31, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	1,953	27.80	N.A.	N.A.
August 1 to August 31, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	4,153	27.69	N.A.	N.A.
September 1 to September 30, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	36	23.36	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	6,142	27.70	N.A.	N.A.
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

None.

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
10(a)
Consulting Agreement between Dennis L. Klaeser and TCF Financial Corporation, dated August 5, 2020. Previously filed as Exhibit 10(j) of the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020. Here incorporated by reference.

31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)

#  Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ David T. Provost
David T. Provost,
Chief Executive Officer
(Principal Executive Officer)

/s/ Brian W. Maass
Brian W. Maass,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kathleen S. Wendt
Kathleen S. Wendt,
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 6, 2020