Form 10-K
period 2020-12-31
TCF FINANCIAL CORP
filed 2021-02-26
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(866) 258-1807
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the close price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter as reported by The NASDAQ Stock Market, was approximately $4.3 billion.
As of February 19, 2021, there were 152,604,938 shares outstanding of the registrant's common stock, par value $1 per share, its only outstanding class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Specific portions of the Registrant's definitive Proxy Statement for the 2021 Annual Meeting of Shareholders or of the Registrant’s amendment to the Annual Report on Form 10-K/A to be filed with the SEC not later than 120 days after December 31, 2020 are incorporated by reference into Part III hereof.

Part I

Item 1. Business

General

TCF Financial Corporation, formerly known as Chemical Financial Corporation, ("TCF") is a financial holding company incorporated in Michigan in 1973 and headquartered in Detroit, Michigan. We had total assets of $47.8 billion at December 31, 2020 and were the 31st largest publicly traded bank holding company in the United States based on total assets at December 31, 2020.

Through our wholly-owned bank subsidiary, TCF National Bank, a national banking association ("TCF Bank") with its main office in Sioux Falls, South Dakota, we provide a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers. As of December 31, 2020, TCF had 478 branches primarily located in Michigan, Illinois and Minnesota, and with locations in Colorado, Ohio, Wisconsin and South Dakota (our "primary banking markets"). We also conduct business across all 50 states, Canada, New Zealand and Australia through our specialty lending and leasing businesses.

References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. TCF Financial Corporation (together with its direct and indirect subsidiaries), are referred to as "we," "us," "our," "TCF" or the "Corporation".

Proposed Merger with Huntington Bancshares Incorporated

TCF and Huntington Bancshares Incorporated ("Huntington") have entered into an Agreement and Plan of Merger, dated as of December 13, 2020, which we refer to as the "TCF/Huntington Merger Agreement". Under the TCF/Huntington Merger Agreement, TCF will merge with and into Huntington, with Huntington continuing as the surviving entity, in a transaction we refer to as "the TCF/Huntington Merger." Immediately following the TCF/Huntington Merger, TCF Bank will merge with and into Huntington's wholly owned banking subsidiary, The Huntington National Bank, with The Huntington National Bank as the surviving bank. The TCF/Huntington Merger Agreement was approved by the boards of directors of TCF and Huntington, and is subject to shareholder and regulatory approval and other customary closing conditions. The transaction is anticipated to close in the second quarter of 2021. The transaction is discussed in more detail in "Note 3. Business Combinations" of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.

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

Retail Banking We offer an array of solutions for consumers and small businesses through our physical and digital distribution channels. We offer a broad selection of deposit and lending services including (i) checking and savings accounts, (ii) debit and credit cards, (iii) check cashing and remittance services and (iv) residential, consumer and small business lending.

Deposits are our primary source of funds for use in lending and for other general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market and competitive conditions and other economic factors. We acquire deposits from within our primary banking markets through (i) checking, savings and money market accounts, (ii) certificates of deposit, and (iii) individual retirement accounts. Such deposit accounts provide fee income, including fees and service charges.

At December 31, 2020, we had 478 branches, consisting of 373 traditional branches, 102 supermarket branches and three campus branches. We operate 219 branches in Michigan, 107 in Illinois, 80 in Minnesota, 32 in Colorado, 23 in Ohio, 16 in Wisconsin and one in South Dakota. We also offer 1,062 ATMs across our primary banking markets.

Providing a wide range of retail banking services is an integral component of our business philosophy. Primary drivers of our fees and service charges include the number of customers we attract, our customers' level of engagement and the frequency with which our customers use our solutions. Our business philosophy is to offer our customers an "easy-to-bank-with" experience, with multiple solutions that benefit the customer and are consistent with our business philosophy. Our customers have convenient access to funds through their credit and debit cards, as well as by utilizing our enhanced digital channels. Our card programs are supported by interchange fees paid by merchants.

Wealth Management Services offered through the Wealth Management department of TCF Bank include investment management and custodial services; trust services; financial and estate planning; and retirement planning and employee benefit programs. The Wealth Management department earns revenue largely from fees based on the market value of those assets under our management, which can fluctuate as the market fluctuates. Our Wealth Management department had assets under custodial and management arrangements of $4.3 billion at December 31, 2020. Through the Wealth Management department, we also sell investment products (largely annuity products and mutual funds) through the TCF Financial Advisors program. Customer assets within the TCF Financial Advisors program were $1.9 billion at December 31, 2020.

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

Commercial Banking Segment

Commercial Banking is comprised of commercial and industrial, commercial real estate banking and lease financing. Our commercial banking strategy focuses on building full-service commercial relationships including originating high credit quality loans and leases and providing deposit and treasury services.

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

Commercial Real Estate The commercial real estate loans we originate are primarily secured by multi-family housing, office buildings, health care facilities, warehouse and industrial buildings, hotel and motel buildings, self-storage buildings and retail services buildings. The commercial real estate portfolio represented 40.5% and 39.3% of our total commercial portfolio at December 31, 2020 and 2019, respectively.

Lease Financing TCF Capital Solutions, a division of TCF Bank, delivers comprehensive lease and equipment finance products addressing the diverse financing needs of small to large companies in a growing number of select market segments including specialty vehicles, construction equipment, golf cart and turf equipment, manufacturing equipment, medical equipment, trucks and trailers, furniture and fixtures, technology and data processing equipment, and agricultural equipment.

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

See "Item 7. Management's Discussion and Analysis - Consolidated Results of Operations Analysis - Reportable Segments" and "Note 27. Reportable Segments" of Notes to Consolidated Financial Statements for further information.

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

Human Capital Resources and Management As of December 31, 2020, we had 7,123 employees, including 580 part-time employees. We are a purpose-driven organization dedicated to championing our customers and building stronger individuals, businesses, and communities. We deliver on this mission first by putting our values into practice. Our core beliefs guide our daily interactions with customers and between team members. They are:

•Care Like a Neighbor We are passionate about people. Treating our customers and team members with respect, care, and generosity has always — and will always — define our bank. We demonstrate our commitment through small acts and big gestures.

•Take Initiative on all Fronts We are motivated by our entrepreneurial spirit. We value technology and actively implement features that will make our customers’ lives easier and internal processes more efficient.

•Strive for Excellence Every day we show up to work and give it our all. Integrity, honesty, and fairness are the foundations of who we are. They enable us to deliver what our customers and team members need when they need it.

•Win as a Team Our greatest power is collaboration. To create exceptional solutions, we lean on one another’s strengths and lean-in to diversity of all kinds. We value all perspectives because it makes us a stronger, more unified team.

We believe that by investing in our team member experience and thoughtfully developing our culture, we simultaneously invest in our customers and shareholders and increase the long-term value of our business. 2020 was a year of change and integration for TCF following our 2019 merger of equals. We integrated and enhanced our human capital management programs that drive positive team member experience, shape our culture, and enhance our employee value proposition to attract and retain highly engaged team members who put our values into action, while caring for team members who were impacted by an unexpected pandemic, historic flooding in our Midland, Michigan area, and the destruction of banking center properties during civil unrest.

Compensation and Benefits

We provide our employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance and short- and long-term disability coverage. To compete for increasingly mobile banking center talent and to improve the financial well-being of team members, we implemented a $15 per hour minimum wage for all team members in the fourth quarter of 2020. Additionally, we maintained full wage payments through “emergency pay” to banking center team members when they were not able to work due to pandemic-related banking center closures and we provided extra “premium pay” to team members who staffed banking centers in-person during the height of the pandemic.

Health and Well-being

We made several enhancements to benefits and health and well-being programs in 2020, both prior to the pandemic and in response to it. We implemented a flexible Paid Time Off program for a large portion of our professional workforce, under which time off usage is self-directed and not centrally monitored except in states where required. We found that the majority of team members were not generally using their full PTO allotments, and decided to trust managers and team members to locally manage PTO usage to alleviate burnout and enhance productivity. We adopted a market-forward, gender-neutral parental leave program to improve work/home balance for new parents regardless of their family circumstance. We also provided team members with new home fitness and childcare and educational support resources to help them cope with the stressors created by the pandemic and working from home.

Culture

We made significant progress towards integrating cultures following the TCF/Chemical Merger. This work began with articulating our purpose and beliefs in the beginning of the year, a process that included listening to and gathering feedback from diverse stakeholders across all levels of jobs in the organization. We conducted regular pulse surveys and “journey mapping” sessions to gauge employee attitudes towards human capital management endeavors, including return-to-work and COVID-19 vaccination strategies. We also established eight employee resource groups to provide a forum through which team members of similar backgrounds and life circumstances, or team members wishing to learn more about others’ experiences, could engage with each other and with external thought leaders. As the country was coming to terms with racial injustice, we ensured that our team members’ voices were heard. We also hosted a panel discussion for all team members, consisting of notable academics, community and religious leaders and the Michigan State Police Commissioner, to discuss racial injustice, and made our executive leaders available during "office hours" for team members to share their perspective. When Midland area flooding unexpectedly displaced team members from their homes, we provided economic and temporary housing support.

Talent Management

In 2020, we expanded our recruiting presence and collaboration with targeted universities to include historically black colleges and universities, and continued to strengthen an innovative intern program to attract high-quality talent from a diverse array of communities and to ensure equality and fairness of representation in our candidate pool. We introduced a new set of “leadership behaviors” and coached team members to better understand the types of actions and behaviors that promote our Purpose and Beliefs. We implemented a talent assessment and calibration process to focus on the growth and development of our leadership pipeline and developed resources to support our diversity initiatives. We also introduced a workforce analytics function to measure talent retention effectiveness, team member engagement, and diversity, equity, and inclusion progress.

Transitional Support

With a robust history of merger activity and a track-record of meeting financial synergy targets and shareholder commitments, we know well how disruptive job loss or job change is to displaced team members. We invest generously in our displaced team members to ease their transition and facilitate better future business and customer connections. Every team member is treated with respect as a member of the TCF community through their termination date and beyond. Displaced team members are offered competitive severance packages, outplacement support services and COBRA subsidies.

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

Examinations and Regulatory Sanctions  TCF Financial is a financial holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”) and is subject to supervision and regulation by the Federal Reserve. Federal laws subject financial holding companies to restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions, for violation of laws and policies. TCF Financial is required to file annual and quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries and charge the company for the cost of such an examination. TCF Bank is a national banking association, which is subject to primary regulation and supervision by the Office of the Comptroller of the Currency ("OCC") and the Consumer Financial Protection Bureau (“CFPB”) for many consumer-related laws and regulations, and secondarily by the Federal Reserve and the FDIC. Both the OCC and CFPB regularly examine TCF Bank. The FDIC may also periodically examine and evaluate insured banks. TCF Bank is subject to requirements and restrictions under federal law, including capital requirements restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of TCF Bank.

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

The Basel III capital standards impose minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $3 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime. In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 capital, but the buffer applies to all three risk-based measurements (common equity Tier 1 capital, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. TCF Financial and TCF Bank made the one-time permanent election permitted under the Basel III capital standards to not include accumulated other comprehensive income (loss) in regulatory capital. TCF Financial and TCF Bank exceeded the Basel III capital standard at December 31, 2020. See "Note 18. Regulatory Capital Requirements" of the Notes to Consolidated Financial Statements for further information.

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of five categories based on the bank’s capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Currently, the quantitative requirements for being well-capitalized are (at least 5% leverage capital, 6.5% common equity Tier 1 capital, 8% Tier 1 capital and 10% total capital). TCF Bank was considered well-capitalized at December 31, 2020.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations were expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. In response to the COVID-19 pandemic, the federal banking agencies published a final rule in 2020 that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses, for two years, followed by a three-year phase-in period. We elected the 5-year transition period consistent with the final rule issued by the federal banking agencies. See "Note 2. Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements for further information.

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of five categories based on the bank’s capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Currently, the quantitative requirements for being well-capitalized are (at least 5% leverage capital, 6.5% common equity Tier 1 capital, 8% Tier 1 capital and 10% total capital). TCF Bank was considered well-capitalized at December 31, 2020.

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

Restrictions on Distributions  TCF Financial's ability to pay dividends is subject to limitations imposed by the Federal Reserve. In general, Federal Reserve regulatory guidelines require the board of directors of a bank holding company to consider a number of factors in determining the payment of dividends, including the quality and level of current and future earnings. See "Note 17. Equity" of Notes to Consolidated Financial Statements for further information on restricted retained earnings.

Dividends or other capital distributions from TCF Bank to TCF Financial are the primary source of funds to enable TCF Financial to pay dividends on its preferred and common stock, to pay TCF Financial's obligations, to repurchase common stock or to meet other cash needs. The ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and regulatory capital requirements and may be subject to regulatory approval. TCF Financial and TCF Bank must also maintain the common equity Tier 1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions (as discussed above).

In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years without prior approval of the OCC. The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by the OCC. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements. See "Note 18. Regulatory Capital Requirements" of Notes to Consolidated Financial Statements for further information.

Restricted retained earnings represent earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to shareholders. In addition, income tax considerations may limit the ability of TCF Bank to make dividend payments in excess of its current and accumulated tax earnings. Annual dividend distributions in excess of earnings could result in a tax liability based on the amount of excess earnings distributed and current tax rates.

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

Restrictions on Acquisitions and Changes in Control  Under federal and state law, merger and branch acquisition transactions may be subject to certain restrictions, including certain nationwide and statewide insured deposit maximum concentration levels or other limitations. In addition, federal and state laws and regulations contain a number of provisions which impose restrictions on changes in control of financial institutions such as TCF Financial or TCF Bank and which require regulatory approval prior to any such changes in control.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") gave the FDIC much greater discretion to manage the DIF and also changed the assessment base from domestic deposits to average total assets less tangible equity. Additionally, the Dodd-Frank Act raised the minimum designated reserve ratio (the "DRR") to 1.35% of estimated insured deposits from 1.15% and required this new minimum be reached by September 30, 2020. After having reached 1.35% percent, if the reserve ratio falls below 1.35%, or if the FDIC projects that the reserve ratio will, within 6 months, fall below 1.35%, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.35% within 8 years (or longer if the FDIC finds it necessary due to extraordinary circumstances) which can include a surcharge assessment. As of September 30, 2018, the DIF reserve ratio was 1.36%. Subsequently, the reserve ratio fell to 1.30% as a result of the unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020. The DIF ratio calculated by the FDIC using estimated insured deposits as of September 30, 2020 was 1.30%. On September 15, 2020, the FDIC adopted a restoration plan, but did not adopt a surcharge as part of the plan. The FDIC stated that the DIF would return to 1.35% without further action by the FDIC during the eight-year period based on a range of reasonable estimates of future losses and assuming a return to normal insured deposit growth rates.

In 2020, insurance premiums on bank deposits insured by the FDIC for banks with at least $10.0 billion in total assets ranged from 1.5 cents to 40 cents per $100 of the institution's assessment base. Our FDIC insurance expense was $23.9 million, $18.3 million and $15.1 million in 2020, 2019 and 2018, respectively.

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

In December 2019, the FDIC and the OCC proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. On May 20, 2020, the OCC issued its final rule. The rule was effective October 1, 2020, but TCF Bank will have until January 1, 2023 before it would be evaluated using the new performance standards and tests, and any examination conducted before that date would use the prior performance standards and tests. The OCC stated that the revisions will benefit communities, businesses and banks by: (i) clarifying what qualifies for CRA consideration; (ii) updating how banks define assessment areas; (iii) evaluating bank CRA performance more objectively through quantitative measures; (iv) making reporting more transparent and timelier; (v) providing greater support for small business, small and family-owned farms, and Indian Country; and (vi) thoroughly evaluating banks' CRA performance in all their assessment areas, not just a limited evaluation in some of them. The FDIC has not adopted a final rule and the Federal Reserve Board issued an advance notice of proposed rulemaking on September 21, 2020.

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

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosures, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or may propose, additional regulations or modify existing regulations that directly relate to our business. Although it is difficult to predict at this time the extent to which the CFPB’s proposed and yet to be proposed regulations impact the operations and financial condition of the TCF Bank, such rules may have a material impact on our compliance costs, compliance risk and fee income.

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

USA Patriot Act The Patriot Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The Patriot Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti‑money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

•requiring standards for verifying customer identification at account opening;
◦rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;
◦reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and
◦filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
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
Consumer Protection Regulations Interest and other charges that TCF Bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates. TCF Bank’s loan operations also are subject to federal laws applicable to credit transactions, such as:
◦the Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;
◦the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
◦the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
◦the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
◦the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and
◦the rules and regulations of the various governmental agencies charged with the responsibility of implementing these federal laws.
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

Taxation

Federal Taxation  Our federal income tax returns are open and subject to examination for 2017 and later tax return years.

State Taxation  TCF and/or its subsidiaries currently file tax returns in all state and local taxing jurisdictions which impose corporate income, franchise or other taxes. Our various state income tax returns are generally open for 2016 and later tax return years based on individual state statutes of limitation. The methods of filing and the methods for calculating taxable and apportionable income vary depending on the laws of each taxing jurisdiction.

Foreign Taxation TCF and/or its subsidiaries currently file tax returns in Australia, New Zealand, Canada and certain Canadian provinces. Our various foreign tax returns are open and subject to examination for 2016 and later tax return years. The methods of filing and the methods for calculating taxable and apportionable income vary depending on the laws of each taxing jurisdiction.

See "Item 7. Management's Discussion and Analysis - Consolidated Results of Operations Analysis - Income Taxes", "Note 2. Summary of Significant Accounting Policies" and "Note 26. Income Taxes" of Notes to Consolidated Financial Statements for further information regarding TCF's income taxes.

Available Information

Our website, www.tcfbank.com, includes free access to our news releases, investor presentations, conference calls to discuss published financial results, our Annual Report and periodic filings required by the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports, as soon as reasonably practicable after electronic filing of such material with, or furnishing it to, the SEC. Our periodic filings required by the SEC are also available on the SEC's website, www.sec.gov. Our Compensation and Pension Committee, Corporate Governance, Nominating and ESG Committee and Audit Committee charters, Corporate Governance and Director Standards, Codes of Ethics and information on all of our securities are also available on our website. Shareholders may request these documents in print free of charge by contacting the Corporate Secretary at TCF Financial Corporation, 333 West Fort Street, Suite 1800, Detroit, MI 48226.

Item 1B. Unresolved Staff Comments

None.

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

Credit Risks

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

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to net income that represents management's estimate of expected losses over the life of the existing loan and lease portfolio. The level of the allowance for loan and lease losses reflects management's continuing evaluation of specific credit risks, loan and lease loss experience, current loan portfolio quality, the value of real estate, economic forecasts, political and regulatory conditions and unidentified losses inherent in the current loan and lease portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic forecasted conditions and declines in real estate values, new information regarding existing loans and leases, and identification of additional problem loans and other factors, all may require an increase in the allowance for loan and lease losses.

The application of the purchase method of accounting to loans and leases acquired via acquisitions will impact our allowance for loan and lease losses. Under the purchase method of accounting, all acquired loans and leases are recorded in our Consolidated Financial Statements at their estimated fair value at the time of acquisition, and any related allowance for loan and lease loss is eliminated. Credit quality, among other factors, is considered in the determination of the fair value of loans and leases acquired. Subsequent to acquisition an allowance is recorded on the new amortized cost basis, based on the expected credit losses on the acquired loans and leases. To the extent that our estimates of fair value of acquired loans and leases were too high, or the allowance based on estimates of future expected credit losses is too low, we will incur losses associated with the acquired loans and leases.

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan and lease portfolio. Material additions to the allowance for loan and lease losses would materially decrease our net income and adversely affect our general financial condition.

In addition, our regulators review our allowance for loan and lease losses as part of their periodic examinations, and may require an increase in the allowance for loan and lease losses or the recognition of further loan charge-offs, based on judgments and assumptions different than those of management.

Market Risks

We continue to face risks and uncertainties related to the outbreak of COVID-19.

Our operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which we operate. The COVID-19 pandemic first declared in March 2020 by the World Health Organization resulted in historic job losses and decreases in economic activity, which have improved, but have not returned to pre-pandemic levels. Although we have taken steps such as offering loan deferrals to attempt to mitigate the adverse consequences to our businesses, these steps may not be sufficient, and the effects of the pandemic may impact the ability of individuals and businesses to make payments, the value of underlying collateral, and the ability of guarantors to make payments in the case of default, and may reduce our ability to access capital, subject us to increased liability, and otherwise adversely impact the financial condition, results of operations, prospects of our businesses and our credit ratings. While the United States and various state and local governments have implemented various programs designed to aid individuals and businesses, the duration of such programs and the impact of, and extent to which these efforts will be successful, remain uncertain.

Many of our customers and counterparties have been and may continue to be adversely impacted by the COVID-19 pandemic and resulting economic downturn. As a result, we have faced and may continue to face a decrease in demand for certain products, and disruptions in the operations of our branch network and our vendors. The pandemic could also result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. Additionally, customers that continue to work remotely and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes. Any of these occurrences could have a material adverse effect on our financial condition, results of operations and prospects. The extent to which the pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. Although certain pharmaceutical companies have received emergency approval for and released vaccines, the pace of distribution and administration of the vaccine has been uneven and slower than anticipated, and the duration of COVID-related impact on economic activity and customer behavior continue to be unknown and may not be temporary.

In addition, the COVID-19 outbreak has caused, and will continue to cause, substantial disruption to our employees as a result of illness, increased family responsibilities, self-isolation, travel limitations, and otherwise. Most areas within the United States have imposed business and other restrictions, and the duration of such restrictions remains uncertain. These restrictions have affected many of our customers and businesses through which we sell our products and services, and the increased reliance on remote work may result in increased vulnerabilities through heavy dependence on remote networks.

Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently known, could materially impact our team members and decrease our ability to serve customers, increase our costs, negatively impact our sales and adversely affect our results of operations and our liquidity position, possibly to a significant degree.

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

For example, tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce their margins and revenue, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. In addition, coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities.

Additionally, adverse economic conditions may result in a decline in demand for equipment that we lease or finance, which could result in a decline in the amount of new equipment being placed in service, as well as declines in the values of collateral already in service. Adverse economic conditions and supply chain disruptions may also impact the ability of dealers to obtain product from manufacturers, resulting in decreased borrowing needs. Any such difficulties could have a material adverse effect on our financial condition and results of operations.

Our financial results are subject to interest rate risk.

Our earnings and cash flows largely depend on our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, including the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we receive on loans, leases and other investments and the amount of interest we pay on deposits and other borrowings, as well as: (i) our ability to originate loans and leases and attract or retain deposits; (ii) the fair value of our financial assets and liabilities and (iii) the average life of our interest-earning assets. A significant portion of our loans, including certain consumer, commercial real estate and commercial and industrial loans, bear interest at variable- and adjustable-rates. Increases in market interest rates can have a negative impact on our business, including reducing the amount of money our customers borrow or adversely impacting their ability to make increased payments caused by any increase in interest rates. In addition, as interest rates increase, in order to compete for deposits in our primary banking markets, we may have to offer higher interest rates to depositors, or pursue other sources of liquidity, such as wholesale funding. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans, leases and other investments, our net interest income and earnings could be adversely affected due to the increase in interest expense without a corresponding increase in interest income. Earnings could also be adversely affected if the interest rates received on loans, leases and other investments decrease more quickly than the interest rates paid on deposits and other borrowings. In addition, we have an investment security portfolio that could decline substantially in value if interest rates increase materially or if obligations of states and political subdivisions become subject to less favorable tax treatment. Although management believes it has implemented effective asset and liability management strategies, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

We are subject to certain risks related to originating and selling loans that could have a material adverse effect on our financial condition and results of operations.

We sell loans to generate earnings and manage our liquidity and capital levels, as well as to create geographical and product diversity in our loan portfolio. Disruptions in the financial markets, a decrease in demand for these loans, or changes to laws or regulations that reduce the attractiveness of such loans to purchasers of the loans could require us to decrease our lending activities or retain a greater portion of the loans we originate. Selling fewer loans would result in a decrease in the gains recognized on the sale of loans, could increase our capital needs as a result of the increased assets, and result in decreased liquidity and increased credit risk as our loan portfolios increased in size, any of which could have a material adverse effect on our financial condition and results of operations.

The structure of certain loan sales may result in the retention of credit or financial risks. We may receive interest-only strips or retain loan servicing rights in connection with certain of our loan sales. The interest-only strip is recorded at fair value, which represents the present value of future cash flows expected to be received by us. The value of these interest-only strips may be affected by factors such as changes in the behavior patterns of customers (including defaults and prepayments), changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from our expectations. Loan servicing rights, the right to service a loan and receive servicing income over the life of the loan, are recognized as assets or liabilities at estimated fair value. The value of loan servicing rights is affected by prepayment speeds of mortgage loans and changes; therefore, actual performance may differ from our expectations. The impact of such factors could have a material adverse effect on the value of these interest-only strips and loan servicing rights and on our financial condition and results of operations.

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

Some of our loan sales involve long-term residential mortgage loans. Purchasers of residential mortgage loans, such as government sponsored entities, require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, we may face increased pressure from purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans, reimburse purchasers of loans for losses related to them, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations could be adversely affected.

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

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, as customers' preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. For example, consumers can now pay bills and transfer funds directly without banks, resulting in the loss of fee income, the loss of customer deposits and income generated from those deposits and lending opportunities.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology‑driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Implementation of new technology may, if not properly executed, result in service interruptions, errors, and delays which could damage our reputation and lead to the loss of customer relationships.

Although we are committed to keeping pace with technological advances and investing in new technology, our competitors, many of which have greater resources than we do, may be able to offer additional or superior products to those that we will be able to provide, which would put us at a competitive disadvantage. Failure to successfully keep pace with and implement technological changes could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies, as well as other legal changes affecting businesses and consumers.

The policies of the Federal Reserve impact us significantly. The Federal Reserve regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and leases and paid on borrowings and interest-bearing deposits, and also affect the value of financial instruments that we hold. Changes in those policies are difficult to predict. In addition, legal changes affecting consumers and businesses, including the deductibility or other tax attributes associated with certain products, may significantly decrease the demand for certain products that we offer. Any changes to the fiscal and monetary policies, including those by the Federal Reserve or the federal government, could have a material adverse effect on our financial condition and results of operations.

Uncertainty relating to the London Inter-bank Offered Rate, or LIBOR, calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR until the official cessation of publication of LIBOR rates. The Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, has recommended the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). At this time, it is impossible to predict the effect of transition from LIBOR on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements. If LIBOR rates are no longer available, and we are required to implement a substitute index for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute index, which could have an adverse effect on our results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses and could have a material adverse effect on our business, financial condition and results of operations.

Liquidity Risks

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund our various obligations and jeopardize our business, financial condition and results of operations.

Liquidity risk is the possibility that we will not be able to meet our obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposits, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding. If we are unable to continue to attract and retain core deposits, to obtain third-party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly as planned. If customers move money out of bank deposits into other investments, we would need to seek other funding alternatives, including wholesale funding, in order to continue to grow, thereby increasing our funding costs, if such funding was available at all, and reducing our net interest income and net income.

Our liquidity could also be limited by an inability to access the capital markets or by unforeseen outflows of cash, which could arise due to circumstances outside of our control, including those related to market, credit, operational, and other risks discussed in these risk factors. Our credit rating is important to our liquidity. A reduction or anticipated reduction in our credit ratings could adversely affect the ability of TCF Bank and its subsidiaries to lend by adversely affecting liquidity and our competitive position, increasing our borrowing costs, limiting our access to the capital markets or triggering unfavorable contractual obligations, such as termination of or the requirement that we provide additional collateral pursuant to our derivative contracts.

Furthermore, we are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations. We may need to raise additional capital, in the form of debt or equity, in the future to have sufficient capital resources to meet our commitments and to fund our business needs and future growth, and we may not be able to raise additional capital in the future on terms acceptable to us or at all. Limitations on our access to capital, may adversely affect our capital costs and our ability to raise capital, subject us to increased regulatory supervision and restrictions on our business, and have a material adverse effect on our business, financial condition and results of operations and could be dilutive to both tangible book value and our share price.

Operational Risks

A failure in or breach of our operational or security systems or infrastructure, or those of third-parties, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks and those of third-party providers. Under various federal and state laws, we are responsible for safeguarding such information, and ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances (including changes in our size and complexity) warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other adverse events. Threats may originate externally from third-parties such as foreign governments, organized crime and other hackers, including as a result of attacks on infrastructure-support providers and application developers, or may originate internally from within our organization. We may not be able to ensure that all of our customers, suppliers, counterparties and other third-parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain and may be subject to regulatory actions if we fail to take sufficient measures or experience breaches.

In particular, information pertaining to us and our customers is maintained, and transactions are executed, on our networks and systems, as well as those of our customers and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. While to the best of our knowledge we have not experienced any material breaches of information security, such breaches may occur through intentional or unintentional acts by those having or gaining access to our systems or our customers’ or counterparties’ confidential information, including employees. Vulnerabilities in third-party technologies (and technology, including browsers and operating systems used by our customers) or other developments could result in a compromise or breach of the technology, processes and controls that we use to protect data. Furthermore, our customers' devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers' confidential, proprietary and other information, or otherwise disrupt our operations or those of our customers or third parties. For example, various retailers have reported they were victims of cyber-attacks in which large amounts of their customers' data, including debit and credit card information, was obtained. In these situations, we may incur costs related to preventative actions or fraudulent transaction activity affecting our customers.

Any breach of our systems, or those of third-parties, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, debit card services and information services in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason, and even if we are able to replace them, it may be at higher cost or result in operational disruptions. Any such events could result in the loss of customers and have a material adverse effect on our business, financial condition or results of operations. In addition, any future implementation of technological changes and upgrades to maintain current systems (such as the conversion of Legacy TCF’s business to our core operating system) represent significant undertakings that may result in operational and customer challenges during and after implementation. Key challenges include service interruptions, transaction processing errors and system conversion delays, which may cause us to alienate customers or fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial.

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

The implementation and adoption of new accounting standards may result in changes to our current methodologies and cause us to incur transition costs. For example, in January 2020, we implemented the Current Expected Credit Loss ("CECL") model in accordance with Financial Accounting Standards Board ("FASB") accounting standards. The CECL model differs significantly from the "incurred loss" model required under GAAP. Accordingly, the adoption of the CECL model has and will continue to materially affect how we determine our allowance for loan and lease losses. At times, the model may require us to significantly increase our allowance, increasing our capital needs, and may create more volatility in the level of our provision for credit losses, either of which may adversely affect our business, financial condition and results of operations.

Banking regulators continue to focus on the models used by financial institutions in their businesses. If our regulators believe that the quality of the models used to generate the relevant information is insufficient, they may restrict certain actions, including distributions to shareholders, expansion of our products or services or place other limitations on us, or may take enforcement action against us by one of our regulators.

Our controls and framework for managing risks may fail or not be effective in mitigating risk and any resulting loss.

Our risk management framework seeks to mitigate risk and any resulting loss. We have established processes intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including legal and compliance, operational, reputational, strategic and market risk such as interest rate, credit, liquidity and foreign currency risk. However, as with any risk management framework, there are inherent limitations to our risk management strategies, and any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any significant failure, circumvention, or breakdowns in our risk management framework or failure to comply with regulations related to controls and procedures could have a material adverse effect on our financial condition and results of operations.

We may be required to recognize an impairment of our goodwill or core deposit intangible assets, or to establish a valuation allowance against our deferred income tax assets, which could have a material adverse effect on our financial condition and results of operations.

Goodwill represents the excess of the amounts paid to acquire assets over their fair value at the date of acquisition. We test goodwill at least annually for impairment. All of our goodwill at December 31, 2020 was recorded on the books of TCF Bank. The fair value of TCF Bank is impacted by the performance of its business and other factors. Core deposit intangible ("CDI") assets represent the estimated value of stable customer deposits, excluding time deposits, acquired in business combinations that provide a source of funds below market interest rates. We amortize our CDI assets over the estimated period the corresponding customer deposits are expected to exist. We test our CDI assets periodically for impairment. If we experience higher than expected deposit run-off, our CDI assets could be impaired. If we determine that our goodwill or CDI assets have been impaired, we must recognize a write-down by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on our financial condition and results of operations. At December 31, 2020, we had $1.3 billion of goodwill, representing 23.1% of shareholders' equity, and $111.3 million of CDI assets.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include our performance, including the ability to generate taxable net income. If, based on available information, it is more-likely-than-not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As of December 31, 2020, we carried a valuation allowance against our deferred tax assets of $10.8 million. Charges to establish a valuation allowance with respect to our deferred tax assets could have a material adverse effect on the financial condition and results of operations.

We depend on the accuracy and completeness of information about our customers and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and lease portfolio on an ongoing basis, we rely on information provided to us by or on behalf of our customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers and counterparties or of other third-parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan and lease losses, regulatory enforcement actions, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Diminished availability of counterparties which satisfy our credit quality requirements could negatively impact our business. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan. Any such losses could materially and adversely affect our business, financial condition or results of operations.

Our evaluation of investment securities for credit losses involves subjective determinations and could materially impact our financial condition and results of operations.

Our evaluation of impairment in our investment securities portfolio involves a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of such investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's net income, projected net income and financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. The determination of the amount of credit loss recorded in a period is based upon our evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Management considers a wide range of factors about the security issuer and uses judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential which may prove to be erroneous and may result in future impairments to the value of securities which could have a material adverse effect on our financial condition and results of operations.

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

Strategic Risks

We face risks and uncertainties related to our proposed merger with Huntington.

Before the transactions contemplated in the TCF/Huntington Merger Agreement can be completed, various approvals must be obtained, including approval of the Federal Reserve Bank and the Office of the Comptroller of the Currency. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the TCF/Huntington Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the TCF/Huntington Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the TCF/Huntington Merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the TCF/Huntington Merger.

Huntington and TCF have operated and, until the completion of the TCF/Huntington Merger, will continue to operate independently, and we may experience unexpected difficulties integrating our businesses following the TCF/Huntington Merger. It is possible that the integration could result in the loss of key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The success of the TCF/Huntington Merger will depend on, among other things, the ability to the businesses in a manner that facilitates growth opportunities and realizes cost savings.

In addition, the TCF/Huntington Merger Agreement contains provisions that restrict TCF’s ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to its board of directors’ exercise of its fiduciary duties, engage in any negotiations concerning, or provide any confidential information relating to, any alternative acquisition proposals. These provisions, which include a $238.8 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in engaging in a superior transaction from considering or proposing that acquisition, or might result in lower value received by TCF shareholders than would have otherwise been received.

Failure to complete our proposed merger with Huntington could negatively impact our business, financial results and stock price.

If the TCF/Huntington Merger is not completed for any reason, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:

•we may be required, under certain circumstances, to pay Huntington a termination fee of $238.8 million under the TCF/Huntington Merger Agreement;
•we will be required to pay certain costs relating to the merger, whether or not the TCF/Huntington Merger is completed, such as legal, accounting, financial advisor and printing fees;
•the TCF/Huntington Merger Agreement places certain restrictions on the conduct of our business prior to completion of the TCF/Huntington Merger, which may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the TCF/Huntington Merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us, as an independent company.

In addition, if the TCF/Huntington Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. For example, we may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the TCF/Huntington Merger, without realizing any of the anticipated benefits of completing the TCF/Huntington Merger. The market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the TCF/Huntington Merger will be completed. We also could be subject to litigation related to any failure to complete the TCF/Huntington Merger or to proceedings commenced against us to perform our obligations under the TCF/Huntington Merger Agreement. Any of the above risks could materially affect our business, financial results and stock price.

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

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly skilled employees. Competition for employees is intense, and uncertainty surrounding our planned merger may result in increased attrition. If we are unable to retain personnel, including our key management, who are critical to our future operations, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment costs, all of which could have a material adverse effect on our business, financial condition, results of operation and future prospects.

Our ability to maintain our reputation is critical to the success of our business, including our ability to attract and retain customer relationships, and failure to do so may materially adversely affect our performance.

The reputation of TCF Bank is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide financial services. Such damage could also impair the confidence of our investors, counterparties and business partners, and ultimately affect our ability to effect transactions or maintain or hire qualified management and personnel. Maintaining our reputation depends not only on our success in controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, recordkeeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. If our reputation is negatively affected, by the actions of our employees or otherwise, the resulting negative public opinion and potential regulatory action could adversely affect our business, financial condition and results of operations.

Compliance Risks

We face risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our growth plans. Sanctions that the regulators have imposed on banks that have not complied with all requirements have been especially severe. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

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

For example, the Community Reinvestment Act, the Equal Credit Opportunity Act and the Fair Housing Act impose nondiscriminatory lending requirements on financial institutions. The Federal Reserve, the CFPB, the Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger or other growth activity.

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

Future changes in regulations, regulatory policies, interpretation and enforcement of statutes, regulations or policies could reduce revenues and increase compliance burdens and limit the types of financial services and products we may offer, or increase competition from non-banks offering competing financial services and products, among other things. Future legislative and regulatory initiatives cannot be fully or accurately predicted. Such proposals may impose higher standards than currently applicable or anticipated with respect to capital and liquidity requirements, leverage, deposit insurance and risk management requirements for depository institutions. For example, the CFPB has examination and enforcement authority over TCF Bank and its subsidiaries, and broad rulemaking authority to administer and carry out the purposes and objectives of the federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Since many new banking rules are issued with limited interpretive guidance, we may not sufficiently comply with or anticipate the full impact of such new rules. The term "abusive" may be interpreted in changing or inconsistent ways over time. Regulatory actions that adversely impact our deposit, lending, loan collection, campus banking programs or customer opt-in preferences with respect to overdrafts could have a material adverse effect on our financial condition and results of operations. In recent years there has been an increase in the frequency of enforcement actions brought by federal banking regulators, such as the CFPB, dealing with matters such as fair lending, account fees, loan servicing and other products and services provided to customers.

While we have policies and procedures designed to prevent violations of laws, regulations and regulatory policies, and to ensure compliance with new or changed laws, regulations and regulatory policies, violations and compliance failures may still occur, and could result in reputational damage, remediation, disgorgement, regulatory enforcement actions, penalties, increased capital requirements, higher deposit insurance assessments, other monetary relief, injunctive relief or changes to our business practices or operations, any of which could have a material adverse effect on our financial condition and results of operations.

We are periodically named as a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.

We are periodically subject to claims and legal actions related to our operations. These claims and legal actions could result in large, unpredictable monetary awards or penalties, as well as significant defense costs. While we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, such insurance does not cover all types of liability, including regulatory fines or penalties and may not continue to be available to us at a reasonable cost, or at all. As a result, we may be exposed to substantial uninsured liabilities, which could have a material adverse effect on our financial condition and results of operations.

In addition, customers may make claims and take legal action pertaining to our deposit products and sale and servicing of our loan and lease products, account opening/origination practices, fees, employment practices, checking account overdraft program “opt in” requirements, or fiduciary responsibilities. The COVID-19 pandemic has also resulted in novel legal and regulatory risks, including in the area of workplace safety, and related emergency lending programs have been associated with increased fraud and related oversight and law enforcement activities.

The financial services industry has also increasingly been targeted by lawsuits alleging infringement of patent rights, often from patent holding companies seeking to monetize patents they have purchased or otherwise obtained. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted and costly litigation which may be time consuming and disruptive to our operations and management. If we are found to infringe on one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party, or it may be subject to a temporary or permanent injunction prohibiting us from utilizing certain technologies.

Whether or not such claims and legal actions have merit, they may result in significant financial liability and could adversely affect the market perception of TCF Bank and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputational damage from these claims or legal action could have a material adverse effect on our financial condition and results of operations.

We are subject to examinations, challenges and rates set by tax authorities that could adversely affect our results of operations and financial condition.

We are subject to federal, state and foreign income tax regulations, which often require interpretation due to their complexity. Changes in income tax regulations or tax rates, including those resulting from the enactment of tax law changes or in how the regulations are interpreted could have a material adverse effect on our results of operations. In the normal course of business, we are routinely subject to examinations and challenges from taxing authorities regarding our tax positions. Taxing authorities have been aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. These challenges may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.

Item 2. Properties

Our headquarters is located in Detroit, Michigan, in an office building that is leased. We also operate regional offices located in the Minneapolis-St. Paul area of Minnesota, Midland, Michigan and Chicago. At December 31, 2020, we leased or licensed 157 of our bank branch offices, owned the buildings and land for 296 of our bank branch offices and owned the buildings and leased the land for the remaining 25 of our bank branch offices, all of which are functional and appropriately maintained and are utilized by both our Consumer Banking and Commercial Banking reportable segments. These branch offices are located in Michigan, Illinois, Minnesota, Colorado, Ohio, Wisconsin and South Dakota. For further information on premises and equipment, see "Note 9. Premises and Equipment, Net" of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

From time to time, we are a party to legal proceedings arising out of our lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of our lending and leasing collections activities. We may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB which may impose sanctions in the event of a regulatory violation. The COVID-19 pandemic has resulted in novel legal and regulatory risks, including risks in the area of workplace safety, risks related to emergency lending programs and the associated risk of fraud and regulatory activity. From time to time, borrowers and other customers, and employees and former employees have also brought actions against us, in some cases claiming substantial damages. We, like other financial services companies are subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on our current understanding of our pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, operating results or cash flows.

On February 2, 2021, a complaint, captioned Shiva Stein v. TCF Financial Corporation et al., No. 1:21-cv-00273-JKB (D. Md.), was filed by a purported shareholder of TCF in the U.S. District Court for the District of Maryland. The complaint names TCF, the TCF board of directors and Huntington as defendants. The complaint alleges, among other things, that the defendants caused a materially incomplete and misleading registration statement relating to the proposed merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaint seeks, among other relief, an injunction preventing the closing of the merger unless and until defendants disclose the allegedly omitted material information, rescission of the merger to the extent already implemented or awarding of rescissory damages, damages and an award of attorneys’ and experts’ fees. TCF and Huntington believe the claims asserted in the lawsuit are without merit.

On February 6, 2021, a complaint captioned Maegon Cassell v. Huntington Bancshares Incorporated et al., No. 1:21-cv-00161-MN, was filed by a purported shareholder of Huntington in the U.S. District Court for the District of Delaware. The complaint names Huntington, the Huntington board of directors and TCF as defendants. The complaint alleges, among other things, that the defendants caused a materially incomplete and misleading registration statement relating to the proposed merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaint seeks, among other relief, an injunction preventing the closing of the merger, rescission of the merger in the event consummated or awarding of rescissory damages, dissemination of a registration statement that does not contain any allegedly untrue statements of material fact, a declaration that defendants violated Section 14(a) and Section 20(a) of the Exchange Act as well as Rule 14a-9 promulgated thereunder and an award of attorneys’ and experts’ fees. TCF and Huntington believe the claims asserted in the lawsuit are without merit.

On February 9, 2021, a complaint captioned Joe Osterhout v. TCF Financial Corporation et al., No. 1:21-cv-00403-SKC, was filed by a purported shareholder of TCF in the U.S. District Court for the District of Colorado. The complaint names TCF and the TCF board of directors as defendants. The complaint alleges, among other things, that the defendants caused a materially incomplete and misleading registration statement relating to the proposed merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaint seeks, among other relief, an injunction preventing the closing of the merger and any vote on the merger unless and until defendants disclose the allegedly omitted material information, rescission of the merger in the event consummated or awarding of rescissory damages, a declaration that defendants violated Section 14(a) and Section 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and an award of attorneys’ fees and experts’ fees. TCF and Huntington believe the claims asserted in the lawsuit are without merit.

There can be no assurances that additional complaints or demands will not be filed or made with respect to the merger. If additional similar complaints or demands are filed or made, absent new or different allegations that are material, neither TCF and Huntington will necessarily announce them.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market® under the symbol "TCF." As of February 19, 2021, there were 8,458 holders of record of our common stock.

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

The Board of Directors currently intends to continue its practice of paying quarterly cash dividends on our common stock as justified by our financial condition. The declaration and amount of future dividends will depend on circumstances existing at the time, including our earnings, financial condition and capital requirements, the cash available to pay such dividends (derived mainly from dividends and distributions from TCF Bank which may be limited by its dividend paying capacity), alternative uses of capital, and regulatory and contractual limitations and such other factors as the Board of Directors may deem relevant. In addition, the ability of TCF Financial and TCF Bank to pay dividends depends on regulatory policies and capital requirements and may be subject to regulatory approval. See "Item 1. Business - Regulation - Regulatory Capital Requirements", "Item 1. Business - Regulation - Restrictions on Distributions", "Note 18. Regulatory Capital Requirements" and "Note 29. Parent Company Financial Information" of Notes to Consolidated Financial Statements. Dividends for the current dividend period on all outstanding shares of preferred stock must be declared and paid or declared and a sum sufficient for the payment thereof must be set aside before any dividend may be declared or paid on our common stock.

Total Return Performance

The following chart compares the cumulative total shareholder return on our common stock over the last five fiscal years with the cumulative total return of the KBW NASDAQ Regional Banking Index and the Standard and Poor's ("S&P") 500 Stock Index (assuming the investment of $100 in each index on December 31, 2015 and reinvestment of all dividends). As a result of the merger of equals between TCF and Chemical Financial Corporation (the "TCF/Chemical Merger") in which Chemical Financial Corporation was the legal acquirer and subsequently changed its name to TCF Financial Corporation, the total shareholder return shown below for TCF Financial Corporation reflects Chemical Financial Corporation's stock price and dividends paid for the period of December 31, 2015 through the closing of the TCF/Chemical Merger on August 1, 2019, and the combined company's stock price and dividends paid for the period of August 1, 2019 through December 31, 2020.

TCF Total Stock Return Performance Chart(1)

    ◆ TCF Financial Corporation(1) ● KBW NASDAQ Regional Banking Index     ■ S&P 500 Index

	At December 31,
Index	2015	2016	2017	2018	2019	2020
TCF Financial Corporation	$100.00	$162.12	$163.60	$114.70	$151.61	$125.67
KBW NASDAQ Regional Banking Index	100.00	139.02	141.45	116.70	144.49	131.91
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Source: S&P Global Market Intelligence

(1)Prior to the TCF/Chemical Merger, the shares were traded under the symbol "CHFC".

Repurchases of TCF Common Stock

Share repurchase activity for the quarter ended December 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1 to October 31, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	17,350	25.73	N.A.	N.A.
November 1 to November 30, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	—	—	N.A.	N.A.
December 1 to December 31, 2020
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	104	36.03	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	17,454	25.79	N.A.	N.A.
 N.A. Not Applicable
(1)On October 24, 2019, the Board of Directors approved an authorization to repurchase up to $150.0 million of our common stock. Repurchases will be based on market conditions, the trading price of our shares and other factors including prior approval in accordance with the TCF/Huntington Merger Agreement. The ability to repurchase shares in the future may be adversely affected by new legislation or regulations or by changes in regulatory policies.
(2)Represents restricted stock withheld pursuant to the terms of awards granted under the Legacy TCF Financial Omnibus Incentive Plan to offset tax withholding obligations that occur upon vesting and release of restricted stock. The plan provides that the value of shares withheld shall be the average of the high and low prices of common stock of TCF Financial Corporation on the date the relevant transaction occurs.

Item 6. Selected Financial Data

The selected five-year financial summary presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto, which are included elsewhere in this report. Our financial results were significantly impacted by the TCF/Chemical Merger, and periods before August 1, 2019 reflect financial data of Legacy TCF, while periods after the TCF/Chemical Merger reflect financial data for the combined company. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Earnings per share and share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued in the TCF/Chemical Merger. Our Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles ("GAAP"). As noted in the following table, we have included certain non-GAAP financial measures, which should be read in conjunction with the section entitled, "Non-GAAP Financial Measures" and the accompanying table entitled "Reconciliation of Non-GAAP Operating Results," for an explanation of the use of the non-GAAP financial measures and a reconciliation of non-GAAP measures to the most directly comparable GAAP financial measure. Historical data is not necessarily indicative of our future results of operations or financial condition. See "Item 1A. Risk Factors" for more discussion of factors that could cause our results to differ significantly from management's expectation.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated Income:
Interest income	$1,765,662	$1,587,261	$1,159,329	$1,031,745	$942,681
Interest expense	227,261	298,229	150,834	94,271	82,956
Net interest income	1,538,401	1,289,032	1,008,495	937,474	859,725
Noninterest income	516,063	465,532	454,397	436,063	454,281
Total revenue	2,054,464	1,754,564	1,462,892	1,373,537	1,314,006
Provision for credit losses(1)	257,151	65,282	46,768	68,443	65,874
Noninterest expense	1,527,371	1,332,115	1,014,400	1,059,934	909,887
Income before income tax expense	269,942	357,167	401,724	245,160	338,245
Income tax expense (benefit)	39,901	50,241	86,096	(33,624)	116,528
Income attributable to non-controlling interest	7,282	11,458	11,270	10,147	9,593
Net income attributable to TCF	222,759	295,468	304,358	268,637	212,124
Preferred stock dividends	9,975	9,975	11,588	19,904	19,388
Impact of preferred stock redemption	—	—	3,481	5,779	—
Net income available to common shareholders	$212,784	$285,493	$289,289	$242,954	$192,736
Earnings per common share:
Basic	$1.40	$2.56	$3.44	$2.83	$2.27
Diluted	1.40	2.55	3.43	2.83	2.27
Dividends declared	1.40	1.29	1.18	0.59	0.59
Financial Ratios:
Return on average assets ("ROAA")	0.48%	0.92%	1.37%	1.26%	1.05%
Return on average common equity ("ROACE")	3.88	7.67	12.42	10.80	9.13
Return on average tangible common equity ("ROATCE")(2)	5.73	9.81	13.56	15.73	10.29
Net interest margin	3.47	4.17	4.66	4.52	4.33
Net interest margin (FTE)(3)(4)	3.50	4.20	4.69	4.59	4.34
Dividend payout ratio	100.00	50.41	34.33	20.83	26.09
Efficiency ratio	74.34	75.92	69.34	77.17	69.25
Credit Quality Ratios:
Net charge-offs as a percentage of average loans and leases	0.13	0.27	0.29	0.24	0.26
Adjusted Financial Results (non-GAAP):
Adjusted net income attributable to TCF(2)	$389,467	$461,232	$329,867	$211,025	$212,124
Adjusted diluted earnings per common share(2)	$2.50	$4.04	$3.73	$2.16	$2.27
Adjusted ROAA(2)	0.82%	1.41%	1.48%	1.00%	1.05%
Adjusted ROACE(2)	6.92	12.13	13.51	8.24	9.13
Adjusted ROATCE(2)	9.88	15.34	14.74	9.25	10.29
Adjusted efficiency ratio (2)	60.95	60.58	64.77	69.71	67.59
(1)Effective January 1, 2020, TCF adopted Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Top 326): Measurement of Credit Losses on Financial Instruments and related ASUs on a modified retrospective basis. Financial information at and for the year ended December 31, 2020 is reflected as such. The historical information disclosed is in accordance with ASC Topic 310 and ASC Topic 450.
(2)See "Item 7. Management's Discussion and Analysis - Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" for further information.
(3)Net interest income on a fully tax-equivalent ("FTE") basis divided by average interest-earning assets.
(4)Presented on a tax-equivalent basis using the federal statutory tax rate in effect for each period presented.

	At December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated Financial Condition:
Loans and leases	$34,466,408	$34,497,464	$19,073,020	$19,105,284	$17,844,716
Total assets	47,802,487	46,651,553	23,699,612	23,002,159	21,441,326
Deposits	38,856,319	34,468,463	18,903,686	18,335,002	17,242,522
Borrowings	1,992,095	5,023,593	1,449,472	1,249,449	1,077,572
Total equity	5,689,297	5,727,241	2,556,260	2,680,584	2,444,645
Financial Ratios:
Common equity to assets	11.51%	11.87%	9.99%	10.42%	10.09%
Tangible common equity as a percent of tangible assets (non-GAAP)(1)	8.72	9.01	9.32	9.72	9.13
Total risk-based capital ratio	14.03	12.70	13.38	13.90	13.69
Book value per common share	$36.06	$36.20	$28.44	$27.48	$24.91
Tangible book value per common share (non-GAAP)(1)	26.49	26.60	26.33	25.43	22.29
Credit Quality Ratios:
Nonaccrual loans and leases as a percentage of total loans and leases(2)	1.97%	0.49%	0.56%	0.62%	1.02%
Nonperforming assets as a percentage of total loans and leases and other real estate owned(2)	2.06	0.59	0.65	0.72	1.28
Allowance for loan and lease losses as a percentage of total nonaccrual loans and leases(2)	77.64	66.64	148.65	144.24	88.33
Allowance for credit losses as a percentage of total nonaccrual loans and leases(2)	81.08	68.71	150.00	145.49	88.94
Allowance for loan and lease losses as a percentage of total loans and leases(2)	1.53	0.33	0.83	0.90	0.90
Allowance for credit losses as a percentage of total loans and leases(2)	1.59	0.34	0.83	0.90	0.90
(1)See "Item 7. Management's Discussion and Analysis - Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" for further information.
(2)Effective January 1, 2020, TCF adopted Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Top 326): Measurement of Credit Losses on Financial Instruments and related ASUs on a modified retrospective basis. Financial information at and for the year ended December 31, 2020 is reflected as such. The historical information disclosed is in accordance with ASC Topic 310 and ASC Topic 450.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

Any statements contained in this Annual Report on Form 10-K regarding the outlook for the Corporation's businesses and their respective markets, such as projections of future performance, targets, guidance, statements of the Corporation's plans and objectives, forecasts of market trends and other matters are forward-looking statements based on the Corporation's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

These statements include, among others, statements related to: our strategic plan to develop customer relationships that will drive core deposit growth and stability, management's belief that our commercial and commercial real estate loan portfolios are generally well-secured, the impact of projected changes in net interest income assuming changes to short-term market interest rates, statements regarding our risk exposure, statements related to our planned merger with Huntington Bancshares Incorporated ("Huntington"), including statements related to the anticipated effects on results of operations and financial condition from expected developments. All statements referencing future time periods are forward-looking.

Furthermore, management's determination of the allowance for credit losses and related provision; the carrying value of goodwill and loan servicing rights; the fair value of investment securities (including whether there is any credit impairment); and management's assumptions concerning postretirement benefit plans involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the financial and credit markets and the national and regional economies on the banking industry, generally, and on us, specifically, are also inherently uncertain.

Certain factors could cause the Corporation's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors", the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive: macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, financial markets and consumer and corporate customers and clients, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including TCF; a failure to manage credit risk; cyber-security breaches involving us or third parties, hacking, denial of service, loss or theft of information, or other cyber-attacks that disrupt TCF's business operations or damage its reputation; adverse developments affecting TCF's banking centers; inability to successfully execute on TCF's growth strategy through acquisitions or expanding existing business relationships; calculating an allowance for loan and lease losses insufficient to absorb actual losses in our loan and lease portfolio; adverse effects related to competition from traditional competitors, non-bank providers of financial services and new technologies; technological difficulties, including those related to system upgrades or the failure to keep pace with technological changes in response to customer demands; risks related to developing new products, markets or lines of business; adverse political or economic conditions; risks related to TCF's loan origination and sales activity; lack of access to liquidity or ability to raise capital that isn’t dilutive; adverse changes in monetary, fiscal or tax policies; litigation or government enforcement actions; heightened consumer protection, supervisory or regulatory practices or requirements; deficiencies in TCF's compliance programs, risk mitigation frameworks or ineffective internal controls; dependence on accurate and complete information from customers and counterparties; the failure to attract and retain key employees; soundness of other financial institutions and other counterparty risk, including the risk of default, operational disruptions, or diminished availability of counterparties who satisfy our credit quality requirements; inability to grow deposits, increase earnings and revenue, manage operating expenses, or pay and receive dividends; interruptions, systems failures in information technology and telecommunications systems failures of third-party services; deficiencies in TCF's quantitative models; the effect of any negative publicity or reputational damage; changes in accounting standards or interpretations of existing standards; adverse federal, state or foreign tax assessments; and the effects of man-made and natural disasters, any of which may negatively affect our operations and/or our customers.

This report also contains forward-looking statements regarding TCF's outlook or expectations with respect to the planned merger with Huntington. Examples of forward-looking statements include, but are not limited to, statements regarding the outlook and expectations of TCF and Huntington with respect to the planned merger, the strategic benefits and financial benefits of the merger, including the expected impact of the merger on the combined corporation's future financial performance, and the timing of the closing of the transaction. Such risks, uncertainties and assumptions, include, among others, the following:

•the failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect TCF or Huntington or the expected benefits of the merger);
•the failure of either TCF or Huntington to obtain shareholder approval, or to satisfy any of the other closing conditions to the merger on a timely basis or at all;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•the possibility that the anticipated benefits of the transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, economic weakness, competitive factors in the areas where TCF and Huntington do business, or as a result of other unexpected factors or events;
•the impact of purchase accounting with respect to the transaction, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•diversion of management's attention from ongoing business operations and opportunities;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction;
•the ability of either TCF or Huntington to repurchase their stock and the prices at which such repurchases may be made;
•the outcome of any current or future legal proceedings against TCF or Huntington related to the merger;
•the integration of the businesses and operations of TCF and Huntington, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to our existing businesses;
•business disruptions following the merger; and
•other factors that may affect future results of TCF and Huntington including changes in asset quality and credit risk; the inability to grow revenue and earnings; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

Additional factors that could cause results to differ materially from those described above can be found in the risk factors described in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors" and Huntington’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020. Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results. TCF disclaims any obligation to update or revise any forward-looking statements contained in this communication, which speak only as of the date hereof, whether as a result of new information, future events or otherwise, except as required by law.

Overview

TCF Financial Corporation, formerly known as Chemical Financial Corporation, ("TCF") is a financial holding company incorporated in Michigan in 1973 and headquartered in Detroit, Michigan.

Through our wholly-owned bank subsidiary, TCF National Bank, a national banking association ("TCF Bank") with its main office in Sioux Falls, South Dakota, we provide a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers. As of December 31, 2020, TCF had 478 branches primarily located in Michigan, Illinois and Minnesota, with additional locations in Colorado, Ohio, South Dakota and Wisconsin (our "primary banking markets"). We also conduct business across all 50 states, Canada, New Zealand and Australia through our specialty lending and leasing businesses.

References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. TCF Financial Corporation (together with its direct and indirect subsidiaries, are referred to as "we," "us," "our," "TCF" or the "Corporation".

Supporting Team Members, Customers and Communities

To support our team members we have:
•Implemented health and safety policies, protocols and guidelines while ensuring adequate PPE and cleaning supplies are available at all locations in response to the COVID-19 pandemic;
•provided company-paid time off for team members not able to work for reasons related to COVID-19 and enhanced compensation for team members required to work in the office for a period of time;
•offered reimbursement to eligible team member who, due to COVID-19, had to find back-up care for their child or dependent with health/developmental needs for a period of time;
•provided equipment and resources to allow nearly all of our middle and back office employees to work from home and developed a thoughtful return to work approach where team members are returning in phases based on safety guidelines and local restrictions while evaluating lessons learned and opportunities for a more flexible workspace strategy in the future; and
•established various internal initiatives to increase awareness of diversity and inclusion issues including launching the Executive Diversity and Inclusion Council, providing executive office hours for team members to have candid discussions with leaders regarding diversity issues, required unconscious bias training for all team members, and organizing Employee Resource Groups to serve as a resource to positively influence the culture, support efforts to attract, develop and attract diverse team members.

To support our customers we have:
•Assisted customers in response to the COVID-19 pandemic via loan and lease deferrals, evaluated under the CARES Act, with $329.8 million on deferral status as of December 31, 2020 ($246.5 million of commercial balance and $83.3 million of consumer balance); and
•assisted business and commercial customers via $1.9 billion of total loans funded through the Paycheck Protection Program ("PPP"), of which $1.6 billion of PPP loan balance was outstanding at December 31, 2020.

To support our communities we have:
•Established a $1 billion loan commitment for minority communities and minority- and women-owned small businesses over 5 years;
•expanded closing costs assistance program through the Heart and Home Lending Program providing up to $10 million of grants to help cover closing costs for qualified low-to-moderate income home buyers over 5 years;
•partnered with Wayne County, Michigan to provide fast relief through low-interest loans to help small businesses in the Detroit area; and
•committed $250 thousand for relief efforts supporting Great Lakes Bay Region community organizations and a $10 million Hardship Lending Program to support residents and business impacted by dam failures and historic flooding in the Midland, Michigan area.

The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they have impacted, and may impact in the future, the ability of individuals and small businesses to make payments, the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease consumer demand for our products and services and reduce our ability to access capital. As a result of the decrease in economic activity and restrictions on certain activities, we have faced and may continue to face a decrease in demand for certain products, reduced access to our banking centers by our customers, and disruptions in the operations of our vendors. The pandemic could also result in the recognition of additional credit losses in our loan and lease portfolios and increase our allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, reduced origination volumes and credit losses triggered by COVID-19 may impact significant estimates included within our fair valuation analyses. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the outbreak as well as its continuing impact on our customers, vendors, employees and the financial markets all of which are uncertain. See Part I, Item 1A, "Risk Factors - Market Risks - We continue to face risks and uncertainties related to the outbreak of COVID-19" for further discussion.

Merger of Equals between TCF and Chemical Financial Corporation

On August 1, 2019 (the "TCF/Chemical Merger Date"), TCF Financial Corporation, a Delaware corporation ("Legacy TCF"), merged with and into Chemical Financial Corporation, a Michigan corporation ("Chemical"), with Chemical surviving the merger (the "TCF/Chemical Merger") and being renamed TCF Financial Corporation. Immediately following the TCF/Chemical Merger, Chemical’s wholly owned bank subsidiary, Chemical Bank, a Michigan state-chartered bank, merged with and into TCF Bank, with TCF Bank surviving the TCF/Chemical Merger. Upon completion of the TCF/Chemical Merger, Chemical was renamed TCF Financial Corporation.

The TCF/Chemical Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, Legacy TCF was deemed the acquirer for financial reporting purposes, even though Chemical was the legal acquirer. Accordingly, Legacy TCF's historical financial statements are the historical financial statements of the combined company for all periods before the TCF/Chemical Merger Date. Our results of operations for the periods before August 1, 2019 reflect financial data of Legacy TCF, while periods after the TCF/Chemical Merger reflect financial data for the combined company. Accordingly, comparisons of our results for the year ended December 31, 2020 with those of prior periods may not be meaningful. The number of shares issued and outstanding, earnings per share, additional paid-in-capital, dividends paid and all references to share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued in the TCF/Chemical Merger. See "Note 3. Business Combinations" of the Notes to Consolidated Financial Statements for further information.

Business Overview

Net interest income, the difference between interest income earned on loans and leases, investment securities and other earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 74.9% of our total revenue for 2020, compared with 73.5% for 2019 and 68.9% for 2018. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns and the volume and mix of interest earning assets, noninterest-bearing deposits and interest-bearing liabilities. We manage the risk of changes in interest rates on our net interest income through TCF's Asset & Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. See "Part I, Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

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

Proposed Merger with Huntington Bancshares Incorporated

TCF and Huntington Bancshares Incorporated ("Huntington") have entered into an Agreement and Plan of Merger, dated as of December 13, 2020. Under the merger agreement, TCF will merge with and into Huntington, with Huntington continuing as the surviving entity. Immediately following the merger, TCF Bank will merge with and into The Huntington National Bank, with The Huntington National Bank as the surviving bank. The merger agreement was approved by the boards of directors of TCF and Huntington, and is subject to shareholder and regulatory approval and other customary closing conditions. The transaction is anticipated to close in the second quarter of 2021. The transaction is discussed in more detail in "Note 3. Business Combinations" of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report. See Part I, Item 1A, "Risk Factors - Strategic Risks - We face risks and uncertainties related to our proposed merger with Huntington and Failure to complete our proposed merger with Huntington could negatively impact our business, financial results and stock price" for further discussion.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for 2020, 2019 and 2018 and on information about TCF's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with GAAP, Securities and Exchange Commission ("SEC") rules and interpretive releases and general practices within our industry. Application of these principles requires management to establish accounting policies and make estimates, assumptions and complex judgments that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. The estimates, assumptions and judgments are based on historical experience and various assumptions that we believe to be reasonable as of the date of the financial statements; accordingly, as this information changes, our Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates.

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

We have identified the determination of the allowance for credit losses (loans and leases and unfunded lending commitments), accounting for business combinations (including fair value of acquired loans and leases and core deposit intangibles), and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these to be critical accounting policies and estimates and discuss them directly with the Audit Committee of our Board of Directors.

See "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements for further discussion of our significant accounting policies.

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

Events that are not within our control, such as changes in economic conditions, could change and could cause the ACL to be overstated or understated. The amount of ACL is affected by net charge-offs or recoveries and the provision or benefit for credit losses charged to earnings, which increase or decrease the ACL.

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

See "Note 2. Summary of Significant Accounting Policies" and "Note 8. Allowance for Credit Losses and Credit Quality" of the Consolidated Financial Statements for additional disclosure regarding our ACL.

Accounting for Business Combinations

In determining the estimated fair value of assets acquired as part of the TCF/Chemical Merger, including the estimated fair value of acquired loans and leases and a core deposit intangible, management relied on a framework of internal controls in place to evaluate the relevance and reliability of key inputs and assumptions used in the fair value and to ensure the mathematical accuracy used to determine an appropriate fair value. Acquired loans and leases were valued using a discounted cash flow methodology with adjustments to contractual cash flows for probability of default, loss given default, market rates and prepayments speeds. Management based the assumptions used on historical data or available market information. The fair value of the core deposit intangible was estimated under the income approach based on discounted net cash flows. This estimate was determined by projecting net cash flow benefits derived from estimating costs to carry deposits compared to alternative funding costs, and includes key assumptions related to deposit interest rates, servicing costs, customer attrition rates, costs of alternative funding, discount rate, and net maintenance costs.

These assumptions were based on both internal data and available market information. Management reviewed the relevance and reliability of key valuation inputs used to support key assumptions. In cases where management utilized a third-party to assist with the valuation, management assessed the qualifications of the third-party and reviewed all outputs provided by the third-party for reasonableness. See "Note 3. Business Combinations" and "Note 2. Summary of Significant Accounting Policies" for further information.

Goodwill

Goodwill represents the excess of the purchase price of our business acquisitions and purchases of banking centers over the fair value of the net assets acquired. Goodwill is not amortized, but rather is tested by management annually in the fourth quarter for impairment, or more frequently if triggering events occur and indicate potential impairment, in accordance with ASC Topic 350-20, Goodwill (ASC 350-20). ASC 350-20 allows an entity to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. ASC 350-20 also allows an entity to bypass the qualitative assessment approach and determine if goodwill is impaired utilizing a quantitative assessment approach.

During each quarter of 2020 we evaluated if there were any goodwill impairment triggering events and whether it was more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. We assessed economic conditions, including projections of the duration of current conditions and timing of a potential recovery; industry and market considerations; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units including TCF/Chemical Merger synergies; the market price of our common stock and other relevant events. At the conclusion of each assessment, we determined that it was not more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. During the fourth quarter we completed our annual impairment test, which did not indicate impairment for any reporting unit, nor were any reporting units at risk. If economic conditions deteriorate, or the pandemic’s effects prolong or worsen, it may be more-likely-than-not that the fair value of one or more of TCF's reporting units falls below its respective carrying amount and would need to be evaluated for impairment.

Results of Operations

Performance Summary We reported net income of $222.8 million for 2020, compared with $295.5 million for 2019 and $304.4 million for 2018. Merger-related expenses included in net income totaled $203.9 million for the year ended December 31, 2020 and $172.0 million for the year ended December 31, 2019. Notable items, on a pre-tax basis, for the year ended December 31, 2020, included $17.6 million of loan servicing rights impairment, $14.2 million of gains on sales of branches, net of expense related to branch exit costs and $4.0 million of expense related to the sale of the Legacy TCF auto finance portfolio. Notable items, on a pre-tax basis, for the year ended December 31, 2019, included a $32.1 million loss on sale and expenses related to the Legacy TCF auto finance portfolio, a $17.3 million loss on termination of interest rate swaps, $9.4 million of expense associated with the write-down of company-owned vacant land parcels due to an intent to sell and branch exit costs, $6.3 million of expense related to pension fair valuation adjustment on plans with previously announced terminations, and $3.9 million of loan servicing rights impairment, partially offset by $5.9 million of gain on sales of certain investment securities. The year ended December 31, 2019, also included $11.8 million of tax basis adjustment benefits considered a notable item. For the year ended December 31, 2018, net income included a $32.0 million pre-tax charge related to the settlement to resolve certain matters with the Consumer Financial Protection Bureau (the "CFPB") and Office of the Comptroller of the Currency (the "OCC") considered a notable item. Adjusted net income, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, net of tax, was $389.5 million for the year ended December 31, 2020, compared to $461.2 million for 2019 and $329.9 million for 2018. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

We reported diluted earnings per common share of $1.40 for 2020, compared with $2.55 for 2019 and $3.43 for 2018. Adjusted diluted earnings per common share, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, was $2.50 for the year ended December 31, 2020, compared to $4.04 for 2019 and $3.73 for 2018. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The following table provides our financial ratios and adjusted ratios (non-GAAP), which exclude merger-related expenses and the identified notable items.

Summary of Financial Ratios
	Year Ended December 31,			Change From
	2020	2019	2018	2020/
				2019
Return on average assets ("ROAA")	0.48%	0.92%	1.37%	(44)	bps
Return on average common equity ("ROACE")	3.88	7.67	12.42	(379)
Return on average tangible common equity ("ROATCE')(1)	5.73	9.81	13.56	(408)
Efficiency ratio	74.34	75.92	69.34	(158)
Adjusted Financial Results (non-GAAP)
Adjusted ROAA(1)	0.82%	1.41%	1.48%	(59)	bps
Adjusted ROACE(1)	6.92	12.13	13.51	(521)
Adjusted ROATCE(1)	9.88	15.34	14.74	(546)
Adjusted efficiency ratio(1)	60.95	60.58	64.77	37
(1)See section entitled "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Consolidated Results of Operations Analysis

Net Interest Income  Net interest income was $1.5 billion for 2020, compared with $1.3 billion for 2019 and $1.0 billion for 2018. Net interest income, our largest source of revenue (revenue is comprised of net interest income and noninterest income), represented 74.9% of our total revenue for 2020, compared with 73.5% for 2019 and 68.9% for 2018. The increases in net interest income in 2020, compared to 2019, as well as 2019, compared to 2018, was primarily attributable to the increase in interest-earning assets acquired in the TCF/Chemical Merger, partially offset by the increase in interest-bearing liabilities acquired in the TCF/Chemical Merger.

Purchase accounting accretion and amortization included in net interest income was $84.2 million for 2020, compared to $58.9 million for 2019. At December 31, 2020, the remaining fair value discount from purchase accounting on acquired loans totaled $108.1 million. Additionally, 2020 net interest income recorded included $43.4 million of interest and fee income from PPP loans less funding costs. Fully taxable equivalent ("FTE") adjustments to net interest income totaled $12.1 million for 2020, compared to $8.4 million for 2019 and $3.6 million for 2018. Adjusted net interest income, including FTE adjustments and excluding purchase accounting accretion and amortization and the impact from PPP loans, a non-GAAP financial measure, was $1.4 billion for 2020, compared to $1.2 billion for 2019 and $1.0 billion for 2018. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information. Net interest income (FTE), a non-GAAP financial measure, was $1.6 billion for 2020, compared with $1.3 billion for 2019 and $1.0 billion for 2018. Net interest income (FTE), a non-GAAP financial measure, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt loans, leases and investment securities. The presentation of net interest income (FTE) is not in accordance with GAAP but is customary in the banking industry. For further information on the calculation of net interest income (FTE), see the tables below.

Net interest margin was 3.47% for 2020, compared to 4.17% for 2019 and 4.66% for 2018. Net interest margin (FTE), a non-GAAP financial measure, is calculated by dividing net interest income (FTE) by average interest-earning assets, expressed as a percentage. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan, lease and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities, (iv) the level of nonaccrual loans and leases and other real estate owned and (v) the impact of modified loans and leases. Net interest margin (FTE) was 3.50% for 2020, compared with 4.20% for 2019 and 4.69% for 2018. The decrease in both net interest margin and net interest margin (FTE) for the year ended December 31, 2020, compared to 2019, was primarily due to a decrease in the yield earned on loans and leases as result of the lower average yields added to the portfolio through the TCF/Chemical Merger in addition to the impact of the Federal Reserve's rate cuts and higher cash balances, partially offset by lower cost of funds. The decrease in both net interest margin and net interest margin (FTE) for the year ended December 31, 2019, compared to 2018, was primarily driven by a decrease in loan and lease yields due to the impact of the lower overall yield earned on loans and leases we acquired through the TCF/Chemical Merger, the impact of the Federal Reserve's interest rate cuts on our variable-rate loans and an increase in our cost of funds. The presentation of net interest margin (FTE) is not in accordance with GAAP but is customary in the banking industry. For further information on the calculation of net interest income (FTE), see the tables below.

The following tables present the average balances of our major categories of assets and liabilities, interest income and expense (FTE), average interest rates earned and paid on assets and liabilities, net interest income (FTE), net interest spread and net interest margin for the years ended December 31, 2020, 2019 and 2018. The presentation of net interest income (FTE) is not in accordance with GAAP but is customary in the banking industry and ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities.

	Year Ended December 31,
	2020			2019			Change
(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)
Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$379,482	$13,356	3.52%	$210,001	$6,030	2.87%	$169,481	$7,326	65
Investment securities held-to-maturity	141,604	1,842	1.30	144,318	2,950	2.04	(2,714)	(1,108)	(74)
Investment securities available-for-sale:
Taxable	6,050,684	142,620	2.36	3,516,413	103,077	2.93	2,534,271	39,543	(57)
Tax-exempt(1)(2)	713,658	20,470	2.87	541,525	14,746	2.72	172,133	5,724	15
Loans and leases held-for-sale	351,898	11,394	3.24	336,292	18,599	5.53	15,606	(7,205)	(229)
Loans and leases(1)(2)(3)
Commercial and industrial	11,924,867	559,783	4.66	8,371,066	519,506	6.18	3,553,801	40,277	(152)
Commercial real estate	9,547,701	405,173	4.17	5,523,347	298,414	5.33	4,024,354	106,759	(116)
Lease financing	2,693,493	133,272	4.95	2,570,109	131,547	5.12	123,384	1,725	(17)
Residential mortgage	6,053,036	233,723	3.86	3,902,959	170,706	4.37	2,150,077	63,017	(51)
Home equity	3,405,718	179,628	5.27	3,272,760	101,687	5.51	132,958	77,941	(24)
Consumer installment	1,412,510	71,392	5.05	1,844,714	214,116	6.54	(432,204)	(142,724)	(149)
Total loans and leases	35,037,325	1,582,971	4.49	25,484,955	1,435,976	5.61	9,552,370	146,995	(112)
Interest-bearing deposits with banks and other	1,352,825	5,096	0.38	534,979	14,326	2.66	817,846	(9,230)	(228)
Total interest-earning assets	44,027,476	1,777,749	4.01	30,768,483	1,595,704	5.17	13,258,993	182,045	(116)
Other assets	4,373,462			2,758,447			1,615,015
Total assets	$48,400,938			$33,526,930			$14,874,008
Liabilities and Equity:
Noninterest-bearing deposits	$9,844,485			$5,622,092			$4,222,393
Interest-bearing deposits:
Savings	9,093,600	28,408	0.31	7,203,987	52,087	0.72	1,889,613	(23,679)	(41)
Certificates of deposit	6,812,648	89,835	1.32	6,086,251	122,494	2.01	726,397	(32,659)	(69)
Checking	6,676,803	11,947	0.18	3,920,613	13,961	0.36	2,756,190	(2,014)	(18)
Money market	5,289,371	36,796	0.70	2,729,156	37,615	1.38	2,560,215	(819)	(68)
Total interest-bearing deposits	27,872,422	166,986	0.60	19,940,007	226,157	1.13	7,932,415	(59,171)	(53)
Total deposits	37,716,907	166,986	0.44	25,562,099	226,157	0.88	12,154,808	(59,171)	(44)
Borrowings:
Short-term borrowings	2,023,374	17,279	0.84	1,279,073	20,836	1.61	744,301	(3,557)	(77)
Long-term borrowings	1,459,004	42,996	2.93	1,592,915	51,236	3.19	(133,911)	(8,240)	(26)
Total borrowings	3,482,378	60,275	1.72	2,871,988	72,072	2.49	610,390	(11,797)	(77)
Total interest-bearing liabilities	31,354,800	227,261	0.72	22,811,995	298,229	1.30	8,542,805	(70,968)	(58)
Total deposits and borrowings	41,199,285	227,261	0.55	28,434,087	298,229	1.05	12,765,198	(70,968)	(50)
Other liabilities	1,528,080			1,177,805			350,275
Total liabilities	42,727,365			29,611,892			13,115,473
Total TCF Financial Corp. shareholders' equity	5,649,567			3,889,204			1,760,363
Non-controlling interest in subsidiaries	24,006			25,834			(1,828)
Total equity	5,673,573			3,915,038			1,758,535
Total liabilities and equity	$48,400,938			$33,526,930			$14,874,008
Net interest spread (FTE)			3.46			4.12			(66)
Net interest income (FTE) and net interest margin (FTE)		$1,550,488	3.50		$1,297,475	4.20%		$253,013	(70)
Reconciliation of Net Interest Income (FTE) and Net Interest Margin (FTE)
Net interest income and net interest margin (GAAP)		$1,538,401	3.47%		$1,289,032	4.17%		$249,369	(70)
Adjustments for taxable equivalent interest
Loans and leases(1)(3)		7,785			5,348			2,437
Tax-exempt investment securities(1)(3)		4,302			3,095			1,207
Total FTE adjustments		12,087			8,443			3,644
Net interest income (FTE) and net interest margin (FTE)		$1,550,488	3.50%		$1,297,475	4.20%		$253,013	(70)
(1)Interest and yields are presented on a FTE basis.
(2)The yield on tax-exempt loans, leases and available-for-sale investment securities is computed on a FTE basis using a statutory federal income tax rate of 21%.
(3)Average balances of loans and leases include nonaccrual loans and leases and are presented net of unearned income

	Year Ended December 31,
	2019			2018			Change
(Dollars in thousands)	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates	Average Balance	Interest	Yields and Rates (bps)
Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$210,001	$6,030	2.87%	$89,774	$3,618	4.03%	$120,227	$2,412	(116)
Investment securities held-to-maturity	144,318	2,950	2.04	154,619	3,970	2.57	(10,301)	(1,020)	(53)
Investment securities available-for-sale:
Taxable	3,516,413	103,077	2.93	1,390,016	37,436	2.69	2,126,397	65,641	24
Tax-exempt(1)(2)	541,525	14,746	2.72	815,540	21,694	2.66	(274,015)	(6,948)	6
Loans and leases held-for-sale	336,292	18,599	5.53	103,240	6,686	6.48	233,052	11,913	(95)
Loans and leases(1)(2)(3)
Commercial and industrial	8,371,066	519,506	6.18	6,171,331	386,541	6.25	2,199,735	132,965	(7.00)
Commercial real estate	5,523,347	298,414	5.33	2,799,523	135,791	4.78	2,723,824	162,623	55.00
Lease financing	2,570,109	131,547	5.12	2,459,823	125,185	5.09	110,286	6,362	3.00
Residential mortgage	3,902,959	170,706	4.37	1,788,729	95,375	5.33	2,114,230	75,331	(96.00)
Home equity	3,272,760	101,687	5.51	2,579,271	142,700	5.53	693,489	(41,013)	(2.00)
Consumer installment	1,844,714	214,116	6.54	3,028,370	200,356	6.62	(1,183,656)	13,760	(8.00)
Total loans and leases	25,484,955	1,435,976	5.61	18,827,047	1,085,948	5.75	6,657,908	350,028	(14.00)
Interest-bearing deposits with banks and other	534,979	14,326	2.66	229,698	8,346	3.63	305,281	5,980	(97)
Total interest-earning assets	30,768,483	1,595,704	5.17	21,609,934	1,167,698	5.39	9,158,549	428,006	(22)
Other assets	2,758,447			1,452,214			1,306,233
Total assets	$33,526,930			$23,062,148			$10,464,782
Liabilities and Equity:
Noninterest-bearing deposits	$5,622,092			$3,843,494			$1,778,598
Interest-bearing deposits:
Savings	7,203,987	52,087	0.72	5,621,723	20,009	0.36	1,582,264	32,078	36
Certificates of deposit	6,086,251	122,494	2.01	4,897,937	75,385	1.54	1,188,314	47,109	47
Checking	3,920,613	13,961	0.36	2,438,040	714	0.03	1,482,573	13,247	33
Money market	2,729,156	37,615	1.38	1,553,255	11,582	0.75	1,175,901	26,033	63
Total interest-bearing deposits	19,940,007	226,157	1.13	14,510,955	107,690	0.74	5,429,052	118,467	39
Total deposits	25,562,099	226,157	0.88	18,354,449	107,690	0.59	7,207,650	118,467	29
Borrowings:
Short-term borrowings	1,279,073	20,836	1.61	3,288	77	2.33	1,275,785	20,759	(72)
Long-term borrowings	1,592,915	51,236	3.19	1,412,186	43,067	3.03	180,729	8,169	16
Total borrowings	2,871,988	72,072	2.49	1,415,474	43,144	3.02	1,456,514	28,928	(53)
Total interest-bearing liabilities	22,811,995	298,229	1.30	15,926,429	150,834	0.94	6,885,566	147,395	36
Total deposits and borrowings	28,434,087	298,229	1.05	19,769,923	150,834	0.76	8,664,164	147,395	29
Accrued expenses and other liabilities	1,177,805			761,723			416,082
Total liabilities	29,611,892			20,531,646			9,080,246
Total TCF Financial Corp. shareholders' equity	3,889,204			2,506,179			1,383,025
Non-controlling interest in subsidiaries	25,834			24,323			1,511
Total equity	3,915,038			2,530,502			1,384,536
Total liabilities and equity	$33,526,930			$23,062,148			$10,464,782
Net interest spread (FTE)			4.12			4.63			(51)
Net interest income (FTE) and net interest margin (FTE)		$1,297,475	4.20%		$1,016,864	4.69		$280,611	(49)
Reconciliation of Net Interest Income (FTE) and Net Interest Margin (FTE)
Net interest income and net interest margin (GAAP)		$1,289,032	4.17%		$1,008,495	4.66%		$280,537	(49)
Adjustments for taxable equivalent interest
Loans and leases(1)(3)		5,348			3,813			1,535
Tax-exempt investment securities(1)(3)		3,095			4,556			(1,461)
Total FTE adjustments		8,443			8,369			74
Net interest income (FTE) and net interest margin (FTE)		$1,297,475	4.20%		$1,016,864	4.69%		$280,611	(49)
(1)Interest and yields are presented on a FTE basis.
(2)The yield on tax-exempt loans, leases and available-for-sale investment securities is computed on a FTE basis using a statutory federal income tax rate of 21%.
(3)Average balances of loans and leases include nonaccrual loans and leases and are presented net of unearned income.

Volume and Rate Variance Analysis

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
Changes in Interest Income on Interest-Earning Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$5,699	$1,627	$7,326	$3,699	$(1,287)	$2,412
Investment securities held-to-maturity	(54)	(1,054)	(1,108)	(251)	(769)	(1,020)
Investment securities available-for-sale:
Taxable	62,845	(23,302)	39,543	62,055	3,586	65,641
Tax-exempt(1)	4,901	823	5,724	(7,450)	502	(6,948)
Loans and leases held-for-sale	827	(8,032)	(7,205)	13,023	(1,110)	11,913
Loans and leases(1)	471,293	(324,298)	146,995	377,736	(27,708)	350,028
Interest-bearing deposits with banks and other	9,813	(19,043)	(9,230)	8,746	(2,766)	5,980
Total interest-earning assets	$555,324	$(373,279)	$182,045	$457,558	$(29,552)	$428,006
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings	11,186	(34,865)	(23,679)	6,877	25,201	32,078
Certificates of deposit	13,241	(45,900)	(32,659)	20,769	26,340	47,109
Checking	$6,936	$(8,950)	(2,014)	$684	$12,563	13,247
Money market	23,783	(24,602)	(819)	12,275	13,758	26,033
Interest-bearing deposits	55,146	(114,317)	(59,171)	40,605	77,862	118,467
Short-term borrowings	8,993	(12,550)	(3,557)	20,791	(32)	20,759
Long-term borrowings	(4,176)	(4,064)	(8,240)	5,721	2,448	8,169
Total interest-bearing liabilities	$59,963	$(130,931)	$(70,968)	$67,117	$80,278	$147,395
Total change in net interest income (FTE)(2)	$495,361	$(242,348)	$253,013	$390,441	$(109,830)	$280,611
(1)Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)Computed on a FTE basis using a federal income tax rate of 21%.

Provision for Credit Losses  The provision for credit losses was $257.2 million for 2020, compared with $65.3 million for 2019 and $46.8 million for 2018. The provision for credit losses is comprised of the provision for credit losses related to loans and leases and the provision (benefit) for credit losses related unfunded lending commitments as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Provision for credit losses
Provision for credit losses related to loans and leases	$252,073	$65,282	$46,768
Provision (benefit) for credit losses related to unfunded lending commitments(1)	5,078	233	(51)
Total provision for credit losses(1)	$257,151	$65,515	$46,717
(1)Provision for credit losses related to loans and leases and the provision (benefit) for credit losses related to unfunded lending commitments are included within provision for credit losses in the Consolidated Statements of Income beginning January 1, 2020 as a result of the adoption of CECL.

The increase in provision for credit losses related to loans and leases of $186.8 million in 2020, compared to 2019, reflects a build to the overall allowance for loans and leases primarily due to the impact of COVID-19 and additionally impacted by the adoption of CECL. During 2020, the COVID-19 pandemic had a negative impact on current and forecasted macroeconomic conditions and created uncertainty around the performance of certain sectors that have been more heavily impacted, including motor coach, shuttle bus, hotel, retail commercial real estate, franchise, retail trade and fitness. Prior to the adoption of CECL on January 1, 2020, the allowance for credit losses was calculated under an incurred loss model which delayed recognition of loss until it was probable the loss had been incurred. The accounting under CECL considers current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset and considers expected future changes in macroeconomic conditions. In addition, as a result of the adoption of CECL, the provision for credit losses now includes the provision (benefit) for unfunded lending commitments that was previously included within other noninterest expense. The increase in provision for credit losses in 2019, compared to 2018, was primarily due to an increase in originated loan growth driven by increased activity in the loan and lease portfolio as a result of the TCF/Chemical Merger, and to a lesser extent, an increase in commercial and industrial net charge-offs, primarily due to one loan relationship, and a decrease in recoveries on previous charge-offs related to sales of consumer nonaccrual and TDR loans. The increase in provision for credit losses related to unfunded lending commitments of $4.8 million in 2020, compared to 2019, was primarily due to macroeconomic conditions impacted by the COVID-19 pandemic, partially offset by a decline in the total unfunded commitment balance. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses, which is a critical accounting estimate.

For further information, see "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis and "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements.

Noninterest Income  The components of noninterest income were as follows:

	Year Ended December 31,			Change
				2020 / 2019		2019 / 2018
(Dollars in thousands)	2020	2019	2018	$	% / bps	$	% / bps
Leasing revenue	$142,723	$163,718	$172,603	$(20,995)	(12.8)%	$(8,885)	(5.1)%
Fees and service charges on deposit accounts	112,681	127,860	113,242	(15,179)	(11.9)	14,618	12.9
Card and ATM revenue	88,699	87,221	78,406	1,478	1.7	8,815	11.2
Net gains on sales of loans and leases	86,776	26,308	33,695	60,468	N.M.	(7,387)	(21.9)
Wealth management revenue	25,701	10,413	—	15,288	146.8	10,413	N.M.
Servicing fee revenue	10,603	20,776	27,334	(10,173)	(49.0)	(6,558)	(24.0)
Net gains on investment securities	2,338	7,425	348	(5,087)	(68.5)	7,077	N.M.
Other	46,542	21,811	28,769	24,731	113.4	(6,958)	(24.2)
Total noninterest income	$516,063	$465,532	$454,397	$50,531	10.9	$11,135	2.5
Total noninterest income as a percentage of total revenue	25.1%	26.5%	31.1%		-140 bps		-460 bps
N.M. Not Meaningful

Noninterest income was $516.1 million for 2020, compared to $465.5 million for 2019 and $454.4 million for 2018. Noninterest income for the year ended December 31, 2020 included notable items of $17.6 million of loan servicing rights impairment and a $14.7 million gain on the sale of our Arizona branches, and for the year ended December 31, 2019 notable items included a $27.5 million net loss on sale of the Legacy TCF auto finance portfolio, a $17.3 million loss on termination of interest rate swaps and $3.9 million of loan servicing rights impairment, and $5.9 million of gains on sales of certain investment securities. Adjusted noninterest income, a non-GAAP financial measure that excludes the identified notable items, was $519.0 million for 2020, compared to $508.3 million for 2019 and $454.4 million for 2018. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Leasing revenue Leasing revenue was $142.7 million for 2020, compared with $163.7 million for 2019 and $172.6 million for 2018. Leasing revenue is impacted by changes in our operating lease revenue and sales-type lease revenue through our equipment financing activity. The decrease in leasing revenue for 2020, compared to 2019 was primarily due to a decrease in sales-type lease revenue through our equipment financing activity impacted by the COVID-19 pandemic.

Fees and service charges on deposit accounts Fees and service charges on deposit accounts were $112.7 million for 2020, compared with $127.9 million for 2019 and $113.2 million for 2018. The decrease in 2020, compared to 2019, was primarily attributable to customer account balances maintaining excess liquidity through the COVID-19 pandemic resulting in a decline in fees charged, partially offset by incremental fees resulting from the TCF/Chemical Merger. The increase in 2019, compared to 2018, was primarily attributable to incremental fees resulting from the TCF/Chemical Merger.

Card and ATM revenue Card and ATM revenue was $88.7 million for 2020, compared with $87.2 million for 2019 and $78.4 million for 2018. The increase in 2020, compared to 2019, was primarily attributable to incremental revenue resulting from the TCF/Chemical Merger, partially offset by the decline in debit card and ATM activity related to the COVID-19 pandemic. The increase in 2019, compared to 2018, was primarily due to incremental revenue resulting from the TCF/Chemical Merger.

Net gains on sales of loans and leases  Net gains on sales of loans and leases were $86.8 million for 2020, compared with $26.3 million for 2019 and $33.7 million for 2018. The increase in 2020, compared to 2019, was primarily due the higher volume of consumer loans sold resulting from the TCF/Chemical Merger and the $27.5 million loss related to the sale of the Legacy TCF auto finance portfolio during 2019. The decrease in 2019 from 2018 was primarily due to the $27.5 million loss related to the sale of the Legacy TCF auto finance portfolio, partially offset by the higher volume of consumer loans sold resulting from the TCF/Chemical Merger and the recognition of a $3.7 million gain on sale of loans and leases related to a nonaccrual and TDR loan sale. We sold $2.4 billion of loans and leases in 2020, compared with $2.9 billion in 2019, or $1.8 billion excluding the sale of the Legacy TCF auto finance portfolio, and $1.2 billion in 2018.

Wealth management Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial fees and fees from the sale of investment products and is a revenue stream added as a result of the TCF/Chemical Merger. Revenues from wealth management were $25.7 million for 2020, compared with $10.4 million for 2019. The increase in 2020, compared to 2019, was primarily attributable to it being a new revenue stream as a result of the TCF/Chemical Merger.

Servicing fee revenue  Servicing fee revenue was $10.6 million for 2020, compared with $20.8 million for 2019 and $27.3 million for 2018. The decreases in 2020, compared to 2019, and in 2019, compared to 2018, were primarily due to the continued run-off in the auto finance serviced for others portfolio, partially offset by revenue added as a result of the servicing portfolio acquired in the TCF/Chemical Merger.

Net gains on investment securities Net gains on investment securities were $2.3 million for 2020, compared to $7.4 million for 2019 and $348 thousand for 2018. Net gains on investment securities decreased in 2020, compared to 2019 due to lower sales activity and increased in 2019, compared to 2018, due to increased sales activity. In 2019, we sold $1.6 billion of investment securities as a result of balance sheet repositioning following the TCF/Chemical Merger resulting in $5.9 million of net gains.

Other Other noninterest income was $46.5 million for 2020, compared to $21.8 million for 2019 and $28.8 million for 2018. The increase in 2020, compared to 2019, was primarily due to the $17.3 million loss on termination of interest rate swaps recognized in 2019 and the $14.7 million gain on the sale of our Arizona branches recognized in 2020, partially offset by an increase in loan servicing rights impairment. The increase in 2019, compared to 2018, was primarily due to a $17.3 million loss related to the termination of interest rate swaps and the recognition of $3.9 million of loan servicing rights impairment, partially offset by an increase in incremental revenue resulting from the TCF/Chemical Merger.

Noninterest Expense  The components of noninterest expense were as follows:

	Year Ended December 31,			Change
				2020 / 2019		2019 / 2018
(Dollars in thousands)	2020	2019	2018	$	% / bps	$	% / bps
Compensation and employee benefits	$702,702	$576,922	$502,196	$125,780	21.8%	$74,726	14.9%
Occupancy and equipment	209,690	189,560	165,839	20,130	10.6	23,721	14.3
Lease financing equipment depreciation	73,204	76,426	73,829	(3,222)	(4.2)	2,597	3.5
Net foreclosed real estate and repossessed assets	5,136	13,523	17,050	(8,387)	(62.0)	(3,527)	(20.7)
Merger-related expenses	203,888	171,968	—	31,920	18.6	171,968	N.M.
Other	332,751	303,716	255,486	29,035	9.6	48,230	18.9
Total noninterest expense	$1,527,371	$1,332,115	$1,014,400	$195,256	14.7	$317,715	31.3
Full-time equivalent staff (at period end)	6,881	7,762	5,278	(881)	(11.4)	2,484	47.1
Efficiency ratio	74.34%	75.92%	69.34%		(158) bps		658 bps
Adjusted efficiency ratio (non-GAAP)(1)	60.95	60.58	64.77		37		(419)
N.M. Not Meaningful
(1)See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest expense was $1.5 billion for 2020, compared to $1.3 billion for 2019 and $1.0 billion for 2018. Noninterest expense included merger-related expenses of $203.9 million in 2020 and $172.0 million in 2019. Noninterest expense for 2020 included $4.0 million of expenses related to the sale of the Legacy TCF auto finance portfolio ($1.6 million included in occupancy and equipment, $1.4 million included in other noninterest expense and $1.0 million included in compensation and employee benefits) and $0.6 million of expense related to branch exit costs, included in other noninterest expense, considered notable items. Noninterest expense for 2019 included $9.4 million of expense associated with the write-down of company-owned vacant land parcels and branch exit costs, included in other noninterest expense, and $4.7 million of expenses related to the sale of the Legacy TCF auto finance portfolio ($2.2 million included in other noninterest expense, $1.5 million included in occupancy and equipment and $930 thousand included in compensation and employee benefits) and $6.3 million of expense related to a pension fair value adjustment on plans with previously announced terminations, included in other noninterest expense, considered notable items. Noninterest expense for 2018 included a $32.0 million charge related to the settlement with the CFPB and the OCC, included in other noninterest expense, considered a notable item. Adjusted noninterest expense, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, was $1.3 billion for 2020, compared to $1.1 billion for 2019 and $982.4 million for 2018. During 2020 we achieved our committed merger expense synergies on schedule while completing our integration activities by our target delivery date. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Compensation and employee benefits Compensation and employee benefits expense was $702.7 million for 2020, compared with $576.9 million for 2019 and $502.2 million for 2018. The increase in 2020, compared to 2019, was primarily due to the staff additions beginning August 1, 2019 resulting from the TCF/Chemical Merger. In 2020, compensation and employee benefits expense also included $21.6 million of executive severance expense and $1.0 million of expense related to the sale of the Legacy TCF auto finance portfolio. The increase in 2019, compared to 2018, was primarily due to the staff additions resulting from the TCF/Chemical Merger. In 2019, compensation and employee benefits expense also included $930 thousand of expense related to the sale of the Legacy TCF auto finance portfolio.

Occupancy and equipment Occupancy and equipment expense was $209.7 million for 2020, compared with $189.6 million for 2019 and $165.8 million for 2018. The increase in 2020, compared to 2019, was primarily due to the incremental operating costs associated with the TCF/Chemical Merger in addition to expenses related to COVID-19 safety protocols. The increase in 2019, compared to 2018, was primarily due to the incremental operating costs associated with the TCF/Chemical Merger in addition to $1.5 million of expense related to the sale of the Legacy TCF auto finance portfolio. Depreciation and amortization expense related to premises and equipment was $76.0 million, $75.3 million and $48.6 million for 2020, 2019 and 2018, respectively.

Lease financing equipment depreciation Lease financing equipment depreciation was $73.2 million for 2020, compared with $76.4 million for 2019 and $73.8 million for 2018. Shifts in lease financing equipment depreciation are the result of changes in balances of leased equipment.

Net foreclosed real estate and repossessed assets  Net foreclosed real estate and repossessed assets expense was $5.1 million for 2020, compared with $13.5 million for 2019 and $17.1 million for 2018. The decrease in 2020, compared to 2019, was primarily due to a decrease in repossessed asset expense, partially offset by a reduction in gains on sales of repossessed assets. The decrease in 2019, compared to 2018, was primarily due to an increase in gains on sales of repossessed assets.

Merger-related expenses Merger-related expenses were $203.9 million for 2020, compared to $172.0 million for 2019. Merger-related expenses consisted primarily of employment related expenses, professional fees and merger-related branch closing expenses. Merger-related expenses for 2020 included $5.2 million related to our pending merger with Huntington, while the remainder of merger-related expenses in 2020 and all in 2019 related to the TCF/Chemical Merger. We had no merger-related expense in 2018.

Other noninterest expense Other noninterest expense was $332.8 million for 2020, compared with $303.7 million for 2019 and $255.5 million for 2018. The increase in 2020, compared to 2019, was primarily due to incremental costs associated with the TCF/Chemical Merger. Other noninterest expense for 2020 also included $7.0 million of impairment, or $5.6 million after tax, of historic tax credits placed into service, which is offset by income tax benefit within income tax expense related to the same tax credits. The increase in 2019, compared to 2018, was primarily due to incremental costs associated with the TCF/Chemical Merger and notable items including: $9.4 million of expense related to write-downs of company-owned vacant land parcels and branch exit costs, $6.3 million of expense related to pension fair value adjustments on plans with previously announced terminations and $2.2 million of expense related to the sale of the Legacy TCF auto finance portfolio, partially offset by the settlement with the CFPB and the OCC of $32.0 million that was recognized in 2018. Other noninterest expense for 2019 also included a $4.0 million impairment, or $3.2 million after tax, of historic tax credits placed into service. See "Note 25. Other Noninterest Income and Expense" of Notes to Consolidated Financial Statements for further information.

Income Taxes  Income tax expense was $39.9 million, or 14.8% of income before income tax expense, for 2020, compared with $50.2 million, or 14.1%, for 2019 and $86.1 million, or 21.4%, for 2018. The decrease in income tax expense for 2020, compared to 2019, was primarily due to a decrease in pre-tax income. Income tax expense for 2020 included a benefit of $16.0 million attributable to tax net operating loss ("NOL") carryback benefits associated with the Coronavirus Aid, Relief and Economic Security (“CARES" Act). The $16.0 million benefit included a $9.0 million benefit associated with pre-2020 depreciation method changes and a $7.0 million benefit related to estimated current year activity. The decrease in income tax expense for 2019, compared to 2018, was primarily due to the inclusion of $11.8 million of tax basis adjustment benefits, a $5.7 million benefit provided by the repricing of our net deferred tax position in connection with the completion of the TCF/Chemical Merger and a $4.6 million income tax benefit related to federal historic tax credits. The remaining fluctuations in our effective income tax rate reflect changes for each period in the proportion of tax-exempt interest income, nondeductible expenses and credits relative to income before income tax expense. See "Note 2. Summary of Significant Accounting Policies" and "Note 26. Income Taxes" of Notes to Consolidated Financial Statements for further information.

The CARES Act was enacted in March 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOLs from 2018, 2019 and 2020 to be carried back five years to generate refunds of previously paid income taxes. Additionally, it provides retroactive changes in depreciation rules for certain qualified improvement property. Guidance implementing the CARES Act’s provisions provided retroactive choices to opt into or out of the full expensing of equipment purchases in the year of acquisition. During 2020, we implemented these and other options provided by the CARES Act, which resulted in a forecasted full year 2020 federal tax NOL. Carrying back 2020 federal tax NOLs to pre-2018 years results in tax refunds and a permanent tax benefit associated with the difference between the 21% federal tax rate in 2020 and the 35% federal tax rate before 2018.

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

	Year Ended December 31,
(In thousands)	2020	2019	2018
Consumer Banking
Net interest income	$834,106	$676,552	$569,220
Provision for credit losses	16,945	16,550	24,661
Net interest income after provision for credit losses	817,161	660,002	544,559
Noninterest income	318,029	273,915	262,797
Noninterest expense	852,733	753,904	669,967
Income before income tax expense	282,457	180,013	137,389
Income tax expense	62,654	38,353	31,645
Net income available to common shareholders	219,803	141,660	105,744
Total assets (at period end)	$13,663,990	$14,224,545	$6,414,228
Consumer Banking generated net income available to common shareholders of $219.8 million for 2020, compared with $141.7 million for 2019 and $105.7 million for 2018. The increase in 2020, compared to 2019, was primarily due to the incremental income resulting from the TCF/Chemical Merger and lower cost of funds, partially offset by an increase in incremental operating costs and a decrease in fees and service charges on deposit accounts primarily attributable to customer account balances maintaining excess liquidity resulting in a decline in fees charged. The increase in 2019, compared to 2018, was primarily due to the incremental income resulting from the TCF/Chemical Merger and the 2018 expense associated with the settlement with the CFPB and the OCC of $32.0 million, partially offset by an increase in incremental operating costs.
Commercial Banking Commercial Banking is comprised of commercial and industrial, commercial real estate banking and lease financing. Our commercial banking strategy focuses on building full commercial relationships including originating high credit quality loans and leases and providing deposit and treasury services.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Commercial Banking
Net interest income	$697,190	$536,154	$383,031
Provision for credit losses	240,206	48,732	22,107
Net interest income after provision for credit losses	456,984	487,422	360,924
Noninterest income	186,304	198,898	190,442
Noninterest expense	430,158	383,390	308,727
Income before income tax expense	213,130	302,930	242,639
Income tax expense	35,128	50,581	52,675
Income after income tax expense	178,002	252,349	189,964
Income attributable to non-controlling interest	7,282	11,458	11,270
Net income available to common shareholders	170,720	240,891	178,694
Total assets (at period end)	$24,063,599	$20,395,308	$9,086,125
Commercial Banking generated net income available to common shareholders of $170.7 million for 2020, compared with $240.9 million for 2019 and $178.7 million for 2018. The decrease in 2020, compared to 2019, was primarily due to an increase in provision for credit losses and a decrease in leasing revenue, partially offset by the incremental income resulting from the TCF/Chemical Merger and lower cost of funds. The provision increase in 2020, compared to 2019, reflects a build to the overall allowance for loans and leases primarily due to the impact of COVID-19 and additionally impacted by the adoption of CECL. The increase in 2019, compared to 2018, was primarily due to the incremental income resulting from the TCF/Chemical Merger.

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

	Year Ended December 31,
(In thousands)	2020	2019	2018
Enterprise Services
Net interest income	$7,105	$76,326	$56,244
Noninterest income	11,730	(7,281)	1,158
Noninterest expense	244,480	194,821	35,706
Income (loss) before income tax (benefit) expense	(225,645)	(125,776)	21,696
Income tax (benefit) expense	(57,881)	(38,693)	1,776
Income (loss) after income tax (benefit) expense	(167,764)	(87,083)	19,920
Preferred stock dividends	9,975	9,975	11,588
Impact of preferred stock call	—	—	3,481
Net (loss) income available to common shareholders	(177,739)	(97,058)	4,851
Total assets (at period end)	$10,074,898	$12,031,700	$8,199,259
Enterprise Services generated net loss available to common shareholders of $177.7 million for 2020, compared with net loss available to common shareholders of $97.1 million for 2019 and net income available to common shareholders of $4.9 million for 2018. The increase in net loss in 2020, compared to 2019, was primarily due to increases in merger-related expenses and compensation and employee benefits and a decrease in net interest income. The increase in net loss in 2019, compared to 2018, was primarily due to an increase in merger-related expenses, partially offset by an increase in net interest income driven by investment securities acquired in the TCF/Chemical Merger.
Consolidated Financial Condition Analysis

Investment Securities Total investment securities available-for-sale, at fair value, were $8.3 billion at December 31, 2020, compared with $6.7 billion at December 31, 2019. Our investment securities available-for-sale are debt securities consisting primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), and obligations of states and political subdivisions. The increase in investment securities was primarily due to purchases of additional residential mortgage-backed securities.

From time to time, we sell investment securities available-for-sale and utilize the proceeds to reduce borrowings, fund growth in loans and leases or for other corporate purposes. We sold $48.5 million of investment securities during the year ended 2020, $2.0 billion during the year ended 2019 and $251.3 million during the year ended 2018.

Total investment securities held-to-maturity were $184.4 million at December 31, 2020, compared with $139.4 million at December 31, 2019. Our investment securities held-to-maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA. The increase in debt securities held to maturity was primarily due to purchases of residential mortgage-backed securities.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity were as follows:

	At December 31,
	2020		2019		2018
(In thousands)	Amortized Cost	Fair value	Amortized Cost	Fair value	Amortized Cost	Fair value
Investment securities available-for-sale
Debt securities:
Residential mortgage-backed securities	$6,308,376	$6,467,760	$4,866,473	$4,929,717	$1,930,700	$1,913,194
Obligations of states and political subdivisions	827,191	870,181	852,096	863,855	566,304	556,871
Commercial mortgage-backed securities	708,593	750,381	685,212	691,614	—	—
Government and government-sponsored enterprises	196,560	195,900	235,045	234,385	—	—
Corporate debt and trust preferred securities	453	501	451	430	—	—
Total investment securities available-for-sale	8,041,173	8,284,723	6,639,277	6,720,001	2,497,004	2,470,065
Investment securities held-to-maturity
Residential mortgage-backed securities	180,946	190,141	135,769	141,168	146,052	146,467
Corporate debt and trust preferred securities	3,413	3,413	3,676	3,676	2,800	2,800
Total investment securities held-to-maturity	184,359	193,554	139,445	144,844	148,852	149,267
Total investment securities	$8,225,532	$8,478,277	$6,778,722	$6,864,845	$2,645,856	$2,619,332

The carrying value and FTE yield of investment securities available-for-sale and investment securities held-to-maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2020
	Residential mortgage-backed Securities		Obligations of States and Political Subdivisions		Commercial mortgage-backed Securities		Government and Government-sponsored Enterprises		Corporate Debt And Trust Preferred Securities		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Investment securities available-for-sale
Due in one year or less	$—	—%	$46,163	2.66%	$—	—%	$—	—%	$—	—%	$46,163	2.66%
Due in 1-5 years	14,287	1.88	141,458	2.87	12,380	1.56	—	—	—	—	168,125	2.69
Due in 5-10 years	124,363	2.02	246,743	2.53	331,349	1.95	17,784	1.60	—	—	720,239	2.15
Due after 10 years	6,329,110	1.96	435,817	2.73	406,652	2.51	178,116	1.76	501	4.74	7,350,196	2.03
Total	$6,467,760	1.96%	$870,181	2.69%	$750,381	2.25%	$195,900	1.75%	$501	4.74%	$8,284,723	2.06%
Investment securities held-to-maturity
Due in one year or less	$—	—%	$—	—%	$—	—%	$—	—%	$400	3.00%	$400	3.00%
Due in 1-5 years	—	—	—	—	—	—	—	—	2,150	3.00	2,150	3.00
Due in 5-10 years	46	6.50	—	—	—	—	—	—	—	—	46	6.50
Due after 10 years	180,900	1.86	—	—	—	—	—	—	863	6.00	181,763	1.88
Total	$180,946	1.86%	$—	—%	$—	—%	$—	—%	$3,413	3.76%	$184,359	1.90%
(1)Interest and yields are presented on a FTE basis.

See "Note 6. Investment Securities" of Notes to Consolidated Financial Statements for further information regarding our investment securities available-for-sale and investment securities held-to-maturity.

Loans and Leases Held-for-Sale Our loans and leases held-for-sale were $222.0 million at December 31, 2020, an increase of $22.2 million, compared to $199.8 million at December 31, 2019.

Loans and Leases Our commercial loan and lease portfolio is comprised of commercial and industrial loans, commercial real estate loans, and lease financing. Our consumer loan portfolio is comprised of residential mortgages, home equity loans and lines of credit and consumer installment loans. Our lending markets primarily consist of communities throughout our primary banking markets in addition to Florida, Texas, New York, California and Canada.

Total loans and leases were $34.5 billion at both December 31, 2020 and December 31, 2019. At December 31, 2020, commercial and industrial loans included $1.6 billion of PPP loans outstanding. Loans and leases excluding PPP loans, a non-GAAP financial measure, decreased $1.6 billion from December 31, 2019 primarily due to a decrease in the commercial and industrial portfolio, primarily inventory finance, related to strong dealer activity and the lack of backfill from manufacturers as a result of logistical issues and the economic slowdown, in addition to a decrease in our consumer loan portfolio, partially offset by increases in our commercial real estate and lease financing portfolios and loan and lease purchases. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Information about our loans and leases was as follows:

						Compound Annual
						Growth Rate
	At December 31,					1-Year	5-Year
(Dollars in thousands)	2020	2019	2018	2017	2016	2020 / 2019	2020 / 2016
Commercial loan and lease portfolio:
Commercial and industrial	$11,422,383	$11,439,602	$6,298,240	$5,920,423	$5,180,864	(0.2)%	17.1%
Commercial real estate	9,702,587	9,136,870	2,830,705	2,681,827	2,593,409	6.2	30.2
Lease financing	2,817,231	2,699,869	2,530,163	2,461,182	2,319,579	4.3	4.0
Total commercial loan and lease portfolio	23,942,201	23,276,341	11,659,108	11,063,432	10,093,852	2.9	18.9
Consumer loan portfolio:
Residential mortgage	6,182,045	6,179,805	2,335,835	1,826,988	2,131,839	—	23.7
Home equity	3,108,736	3,498,907	3,074,505	2,992,708	2,952,514	(11.2)	1.0
Consumer installment	1,233,426	1,542,411	2,003,572	3,222,156	2,666,511	(20.0)	(14.3)
Total consumer loan portfolio	10,524,207	11,221,123	7,413,912	8,041,852	7,750,864	(6.2)	6.3
Total loans and leases	$34,466,408	$34,497,464	$19,073,020	$19,105,284	$17,844,716	(0.1)	14.1

The contractual maturities of loans and leases outstanding were as follows:

	At December 31, 2020(1)
(in thousands)	Commercial and industrial	Commercial real estate	Lease Financing	Residential mortgage	Home equity	Consumer installment	Total
Amounts due:
Within 1 year	$3,483,409	2,007,581	$239,312	$11,912	$68,294	$35,415	$5,845,923
1 to 5 years	6,727,751	5,410,955	2,255,665	59,061	407,616	493,638	15,354,686
Over 5 years	1,211,223	2,284,051	322,254	6,111,072	2,632,826	704,373	13,265,799
Total	11,422,383	9,702,587	2,817,231	6,182,045	3,108,736	1,233,426	34,466,408
Amounts due after 1 year:
Fixed-rate loans and leases	5,453,114	2,233,537	2,577,919	3,781,885	306,012	1,172,105	15,524,572
Variable- and adjustable-rate loans and leases	2,485,860	5,461,469	—	2,388,248	2,734,430	25,906	13,095,913
Total after 1 year	$7,938,974	$7,695,006	$2,577,919	$6,170,133	3,040,442	$1,198,011	28,620,485
(1)This table does not include the effect of prepayments, which is an important consideration in management's interest-rate risk analysis. Our experience indicates that loans and leases remain outstanding for significantly shorter periods than their contractual terms.

Commercial Loan and Lease Portfolio

Our commercial loan and lease portfolio was $23.9 billion at December 31, 2020, an increase of $665.9 million, or 2.9%, compared to $23.3 billion at December 31, 2019. We believe that our commercial loan and lease portfolio is well diversified across business lines and has no concentration in any one industry.

Commercial and industrial Commercial and industrial ("C&I") loans and lines of credit include loans to varying types of businesses, municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and financing equipment. C&I loans are secured by various types of business assets including inventory, floorplan equipment, receivables, equipment or financial instruments. Origination levels related to equipment dealers are impacted by the velocity of fundings and repayments with dealers. C&I loans were $11.4 billion at December 31, 2020, a decrease of $17.2 million, compared to $11.4 billion at December 31, 2019. At December 31, 2020, C&I loans included $1.6 billion of PPP loans.

Our C&I portfolio by North American Industry Classification System ("NAICS") code was as follows:

	At December 31, 2020
(In thousands)	Balance	Percent of total loan and lease portfolio
Retail trade	$2,174,624	6.3%
Transportation and warehouse	1,446,765	4.2
Manufacturing	1,258,285	3.7
Real estate rental and leasing	924,979	2.7
Wholesale trade	850,500	2.5
Construction	730,346	2.1
Health care and social assistance	634,868	1.8
Finance and insurance	463,336	1.3
Administration and Support and Waste Management and Remediation	422,708	1.2
All other	2,515,972	7.3
Total	$11,422,383	33.1%

Commercial real estate Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and construction and development loans primarily originated for construction of commercial properties. Construction and development loans often convert to a commercial real estate loan at the completion of the construction period. Commercial real estate loans were $9.7 billion at December 31, 2020, an increase of $565.7 million, compared to $9.1 billion at December 31, 2019.

Our commercial real estate loan portfolio by property and loan type was as follows:

	At December 31,
	2020		2019
(In thousands)	Balance	Percent of total loan and lease portfolio	Balance	Percent of total loan and lease portfolio
Multifamily	$1,900,898	5.5%	$1,799,949	5.2%
Office	1,383,043	4.0	1,219,618	3.5
Retail	1,256,064	3.6	1,323,773	3.8
Warehouse	1,121,502	3.3	1,081,165	3.1
Hotel	799,365	2.3	759,773	2.2
Senior housing	776,505	2.3	729,169	2.1
Self‐storage	532,256	1.5	436,415	1.3
Mixed use	432,764	1.3	450,782	1.3
Other	1,500,190	4.4	1,336,226	4.0
Total	$9,702,587	28.2%	$9,136,870	26.5%

Lease financing We provide a broad range of comprehensive lease products addressing the diverse financing needs of small to large companies. Lease financing loans were $2.8 billion at December 31, 2020, an increase of $117.4 million, compared to $2.7 billion at December 31, 2019.

Our lease financing portfolio by market type was as follows:

	At December 31,
	2020		2019
(Dollars in thousands)	Balance	Percent of total loan and lease portfolio	Balance	Percent of total loan and lease portfolio
Specialty vehicles	$613,941	1.7%	$554,543	1.6%
Golf	547,716	1.6	469,451	1.4
Healthcare	507,170	1.5	523,244	1.5
Construction	300,370	0.9	246,750	0.7
Manufacturing	224,062	0.7	298,187	0.9
Material handling	219,340	0.6	131,367	0.4
Technology	194,703	0.6	221,152	0.6
Agricultural	127,008	0.4	117,198	0.3
Other	82,921	0.2	137,977	0.4
Total	$2,817,231	8.2%	$2,699,869	7.8%

Consumer Loan Portfolio

Our consumer loan portfolio was $10.5 billion at December 31, 2020, a decrease of $696.9 million, or 6.2%, compared to $11.2 billion at December 31, 2019.

Residential mortgage Residential mortgage loans consist primarily of one- to four-family residential loans with fixed and adjustable interest rates, with amortization periods generally from 15 to 30 years. The loan-to-value ratio at the time of origination is generally 90% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage loans were $6.2 billion at both December 31, 2020 and December 31, 2019.

Home equity Home equity loans and lines of credit are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line-of-credit. Our home equity portfolio totaled $3.1 billion at December 31, 2020 (consisting of $2.8 billion of home equity lines of credit and $332.0 million of amortizing home equity loans), a decrease of $390.2 million, compared to $3.5 billion at December 31, 2019 (consisting of $3.0 billion of home equity lines of credit and $474.7 million of amortizing home equity loans). At December 31, 2020, $2.3 billion of our home equity lines of credit were loans with a 10-year interest-only draw period and a 20-year amortization repayment period, of which all were within the 10-year interest-only draw period and will not convert to amortizing loans until 2021 or later. At December 31, 2020, $505.2 million of the home equity line of credits were interest-only revolving draw loans with no defined amortization period and original draw periods of 0 to 40 years. Home equity lines of credit mostly include junior lien mortgages where the first lien mortgage is held by a unaffiliated financial institution.

Consumer installment Consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are primarily indirect loans purchased from dealerships. Consumer rates are both fixed and variable, with negotiated terms. Our consumer installment loans typically amortize over periods up to 60 months. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and more difficult to control, than real estate. Consumer installment loans were $1.2 billion at December 31, 2020, a decrease of $309.0 million, or 20.0%, compared to $1.5 billion at December 31, 2019.

Credit Quality  The following summarizes our loan and lease portfolio based on the credit quality factors that we believe are the most important and should be considered to understand the overall condition of the portfolio. The following items should be considered throughout this section:

•Loans and leases that are over 90-days delinquent and accruing generally are a leading indicator for future charge-off trends.
•Nonaccrual loans and leases have been charged down to the estimated fair value of the collateral less estimated selling costs, or reserved for expected loss upon workout.
•Within the performing loans and leases, we classify customers within regulatory classification guidelines. Loans and leases that are "classified" are loans or leases that management has concerns regarding the ability of the borrowers to meet existing loan or lease terms and conditions, but may never become nonaccrual or result in a loss.

Past due loans and leases  Delinquent balances are determined based on the contractual terms of the loan or lease. See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information. Over 90-day delinquent loans and leases by type, excluding nonaccrual loans and leases, were as follows.

	90 Days or More Delinquent and Accruing					Percentage of Period-end Loans and Leases
	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016	2020	2019	2018	2017	2016
Commercial loan and lease portfolio:
Commercial and industrial	$1,458	$331	$760	$1,216	$75	0.01%	—%	0.01%	0.02%	—%
Commercial real estate	22	1,440	—	—	—	—	0.02	—	—	—
Lease financing	3,935	1,901	1,882	918	1,009	0.14	0.07	0.07	0.04	0.04
Total commercial loan and lease portfolio	5,415	3,672	2,642	2,134	1,084	0.02	0.02	0.02	0.02	0.01
Consumer loan portfolio:
Residential mortgage	1,965	559	1,275	593	2,144	0.03	0.01	0.06	0.03	0.11
Home equity	63	—	—	—	—	—	—	—	—	—
Consumer installment	—	108	3,349	3,005	2,323	—	0.01	0.17	0.09	0.09
Total consumer loan portfolio	2,028	667	4,624	3,598	4,467	0.02	0.01	0.06	0.05	0.06
Portfolios acquired with deteriorated credit quality(1)	—	25,737	178	1,200	—	—	10.43	4.65	10.13	—
Total	$7,443	$30,076	$7,444	$6,932	$5,551	0.02%	0.09%	0.04%	0.04%	0.03%
(1)Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans.

Nonperforming assets  Nonperforming assets, consisting of nonaccrual loans and leases and other real estate owned, were as follows:

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial loan and lease portfolio:
Commercial and industrial	$259,439	$53,812	$26,061	$10,958	$10,587
Commercial real estate	154,439	29,735	4,518	6,785	5,564
Lease financing	90,822	10,957	7,993	10,247	5,782
Total commercial loan and lease portfolio	504,700	94,504	38,572	27,990	21,933
Consumer loan portfolio:
Residential mortgage	97,653	38,577	33,111	61,951	106,124
Home equity	69,383	35,863	25,654	21,274	46,346
Consumer installment	5,566	714	8,581	7,367	7,042
Total consumer loan portfolio	172,602	75,154	67,346	90,592	159,512
Total nonaccrual loans and leases	677,302	169,658	105,918	118,582	181,445
Other real estate owned	33,192	34,256	17,403	18,225	46,797
Total nonperforming assets	$710,494	$203,914	$123,321	$136,807	$228,242
Nonaccrual loans and leases as a percentage of total loans and leases	1.97%	0.49%	0.56%	0.62%	1.02%
Nonperforming assets as a percentage of total loans and leases and other real estate owned	2.06	0.59	0.65	0.72	1.28
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	77.64	66.64	148.65	144.24	88.33
Allowance for credit losses as a percentage of nonaccrual loans and leases	81.08	68.71	66.67	68.73	112.43

Nonperforming assets were $710.5 million at December 31, 2020, compared with $203.9 million at December 31, 2019. The increase in nonperforming assets reflected an increase in nonaccrual balances in our commercial loan and lease portfolio, the adoption of CECL ($73.4 million of loans previously accounted for as purchased credit impaired were reclassified to nonaccrual loans as of January 1, 2020 due to the adoption of CECL) and an increase in nonaccrual balances in our consumer loan portfolio. The increase within the commercial portfolio was primarily driven by certain portfolios more heavily impacted by COVID-19, including the motor coach, shuttle bus, hotel, franchise, retail commercial real estate, fitness and retail trade sectors, the majority of which have been on deferral for over 180 days. At December 31, 2020, nonaccrual loans and leases included $219.0 million within travel-related sectors ($104.0 million in motor coach, $36.5 million in shuttle bus and $78.5 million in hotel) in addition to, $25.5 million in the franchise sector, $18.7 million in the retail commercial real estate sector, $5.3 million in the fitness sector and $1.3 million in the retail trade sector. Due to the prolonged recovery of revenues for borrowers in these sectors given the dependency on travel and related activity levels highly impacted by COVID-19, we have taken a proactive approach by working with borrowers to extend deferrals into 2021 where necessary, many of which have been moved to nonaccrual status.

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

Changes in the amount of nonaccrual loans and leases were as follows:

	At or For the Year Ended December 31, 2020
(in thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total
Balance, beginning of period	$75,154	$94,504	$169,658
Transfer in of loans previously accounted for as purchased credit impaired(1)	20,560	52,825	73,385
Adjusted balance, beginning of period	95,714	147,329	243,043
Additions	143,178	624,427	767,605
Charge-offs	(10,619)	(61,887)	(72,506)
Transfers to other assets	(6,931)	(17,332)	(24,263)
Return to accrual status	(19,903)	(67,639)	(87,542)
Payments received	(28,849)	(119,172)	(148,021)
Other, net	12	(1,026)	(1,014)
Balance, end of period	$172,602	$504,700	$677,302

	At or For the Year Ended December 31, 2019
(in thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total
Balance, beginning of period	$67,346	$38,572	$105,918
Acquired in the TCF/Chemical Merger	16,414	64,830	81,244
Additions	77,841	156,436	234,277
Charge-offs	(9,580)	(36,208)	(45,788)
Transfers to other assets	(17,126)	(19,779)	(36,905)
Return to accrual status	(7,770)	(39,356)	(47,126)
Payments received	(25,126)	(72,979)	(98,105)
Sales	(26,722)	—	(26,722)
Other, net	(123)	2,988	2,865
Balance, end of period	$75,154	$94,504	$169,658
(1)Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans.

Interest income recognized on loans and leases in nonaccrual status and contractual interest that would have been recorded had the loans and leases performed in accordance with their original contractual terms were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Contractual interest due on nonaccrual loans and leases	$58,002	$17,310	$10,921
Interest income recognized on nonaccrual loans and leases	31,768	5,514	1,351
Unrecognized interest income	$26,234	$11,796	$9,570

See "Note 2. Summary of Significant Accounting Policies" and "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.

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

Loans and leases by portfolio and regulatory classification were as follows:

	At December 31, 2020
	Non-classified		Classified	Total
(In thousands)	Pass	Special Mention	Substandard
Commercial loan and lease portfolio:
Commercial and industrial	$10,710,654	$267,585	$444,144	$11,422,383
Commercial real estate	8,807,045	531,016	364,526	9,702,587
Lease financing	2,681,307	34,084	101,840	2,817,231
Total commercial loan and lease portfolio	22,199,006	832,685	910,510	23,942,201
Consumer loan portfolio:
Residential mortgage	6,078,865	112	103,068	6,182,045
Home equity	3,028,765	—	79,971	3,108,736
Consumer installment	1,227,061	—	6,365	1,233,426
Total consumer loan portfolio	10,334,691	112	189,404	10,524,207
Total loans and leases	$32,533,697	$832,797	$1,099,914	$34,466,408

	At December 31, 2019
	Non-classified		Classified	Total
(In thousands)	Pass	Special Mention	Substandard
Commercial loan and lease portfolio:
Commercial and industrial	$10,930,939	$315,097	$193,566	$11,439,602
Commercial real estate	8,891,361	170,114	75,395	9,136,870
Lease financing	2,646,874	28,091	24,904	2,699,869
Total commercial loan and lease portfolio	22,469,174	513,302	293,865	23,276,341
Consumer loan portfolio:
Residential mortgage	6,135,096	565	44,144	6,179,805
Home equity	3,457,292	456	41,159	3,498,907
Consumer installment	1,541,524	—	887	1,542,411
Total consumer loan portfolio	11,133,912	1,021	86,190	11,221,123
Total loans and leases	$33,603,086	$514,323	$380,055	$34,497,464

Total classified loans and leases were $1.1 billion at December 31, 2020, compared with $380.1 million at December 31, 2019. The increase was primarily due to downgrades in our commercial loan and lease portfolio, largely occurring due to economic impacts caused by COVID-19. We have identified certain sectors within our commercial loan and lease portfolio that have been more heavily impacted by COVID-19 including motor coach, shuttle bus, hotel, retail commercial real estate, franchise, retail trade and fitness, excluding any PPP loans within these sectors as they are guaranteed by the Small Business Administration. At December 31, 2020, these previously identified higher COVID-19 impacted sectors represent $725.3 million of the total commercial loan and lease portfolio classified balance, of which $269.8 million are on nonaccrual status. Sectors identified as having a higher impact due to COVID-19 may change in future periods depending on how economic environment conditions develop over time.

Loan modifications  Troubled debt restructuring ("TDR") loans are loans to financially troubled borrowers that have been modified such that we have granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed. TDR loans were as follows:

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Accruing TDR Loans:
Commercial loan and lease portfolio	$35,697	$12,986	$12,665	$22,512	$25,106
Consumer loan portfolio	16,658	12,403	85,794	91,559	100,935
Total	52,355	25,389	98,459	114,071	126,041
Nonaccrual TDR Loans:
Commercial loan and lease portfolio	23,575	5,356	6,153	1,972	3,877
Consumer loan portfolio	22,804	14,875	22,554	39,634	77,465
Total	46,379	20,231	28,707	41,606	81,342
Total TDR loans:
Commercial loan and lease portfolio	59,272	18,342	18,818	24,484	28,983
Consumer loan portfolio	39,462	27,278	108,348	131,193	178,400
Total	$98,734	$45,620	$127,166	$155,677	$207,383
Over 90-day delinquency as a percentage of total accruing TDR loans	0.99%	0.52%	0.14%	—%	0.30%

Total TDRs were $98.7 million at December 31, 2020, compared with $45.6 million at December 31, 2019.

Loan modifications to borrowers who have not been granted concessions are not considered TDR loans and therefore are not included in the table above. In addition, Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications provide banks the option to temporarily suspend certain TDR accounting guidance for loans modified due to the effects of COVID-19 when certain conditions are met. On December 27, 2020, this provision of the CARES Act was extended to the earlier of January 1, 2022 or 60 days after the President of the United States declares a termination of the COVID-19 national emergency. In March 2020, TCF began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals. As of December 31, 2020, $329.8 million of loan and lease balance was on deferral status, of which $218.0 million are on nonaccrual status, the majority of which have been on deferral for over 180 days. TCF additionally granted certain other loan modifications which provide temporary customer assistance predominantly in the form of financial covenant concessions and modification of borrowing base. As of December 31, 2020, other loan modifications balance was $401.6 million. See "Note 2. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for information regarding recent updated guidance on TDR accounting provided by the CARES Act and Interagency Regulatory guidance. TDR loans with an interest rate consistent with market rates on loans with comparable risk at the time of restructuring and performing based on the restructured terms are no longer disclosed as TDR loans in the calendar years after modification; however, these loans are still considered impaired and follow our impaired loan reserve policies.

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

Interest income recognized on TDR loans and contractual interest that would have been recorded had the TDR loans performed in accordance with their original contractual terms were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Contractual interest due on TDR loans	$4,929	$6,157	$6,842
Interest income recognized on TDR loans	1,448	4,325	4,673
Unrecognized interest income	$3,481	$1,832	$2,169

See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information regarding our loan modifications.

Allowance for credit losses  The ACL includes the ALLL and the RULC. The ALLL is a valuation account presented separately on the Consolidated Statements of Financial Condition that is deducted from or added to loans' amortized cost basis to present the net amount expected to be collected. The RULC for letters of credit, financial guarantees and binding unfunded loan commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition. The Corporation's reserve methodology used to determine the appropriate level of the ACL is a critical accounting estimate. The ACL is maintained at a level believed to be appropriate to provide for the current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases which are not currently known to require specific allowances. The collective evaluation of expected losses in these portfolios is based on their probability of default multiplied by historical loss rates, as well as adjustments for forward-looking information, including industry and macroeconomic conditions. Factors utilized in the determination of the amount of the allowance include historic loss experience and measurement date credit risk characteristics such as product type, lien position, delinquency, collateral value, credit bureau scores and financial statement ratios. The various quantitative and qualitative factors used in the methodologies are reviewed quarterly.

We consider our ACL of $549.2 million, or 1.59% of total loans and leases, appropriate to cover current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at December 31, 2020, including loans and leases which are not currently known to require specific allowances. The increase in ACL and the ACL as a percentage of total loans and leases from December 31, 2019 was primarily due to the adoption of CECL at January 1, 2020, and the impact of COVID-19. During 2020 the COVID-19 pandemic had a negative impact on current and forecasted macroeconomic conditions and created uncertainty around the performance of certain sectors that have been more heavily impacted, including motor coach, shuttle bus, hotel, retail commercial real estate, franchise, retail trade and fitness. In the fourth quarter of 2020, we began to see improvement in current and forecasted macro-economic conditions, however, these improvements were offset by continued uncertainty around the performance of sectors more heavily impacted by COVID-19. The ACL as a percentage of total loans and leases, excluding PPP loans was 1.67%, a non-GAAP financial measure. PPP loans are individually guaranteed by the Small Business Administration and therefore the accounting under CECL does not require reserves to be recorded on such loans. No assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the ACL due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during our ongoing credit review process or regulatory requirements. Among other factors, economic slowdown, increasing levels of unemployment, declines in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of our ACL by increasing credit risk and the risk of potential loss. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

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

In conjunction with "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements, detailed information regarding our allowance for loan and lease losses was as follows:

	ACL(1)						Reserve Rate
	At December 31,						At December 31,
(Dollars in thousands)	2020	CECL(2)	2019	2018	2017	2016	2020	CECL(2)	2019	2018	2017	2016
Commercial loan and lease portfolio:
Commercial and industrial	$155,665	$93,884	$42,430	$41,103	$35,451	$33,193	1.36%	0.82%	0.38%	0.66%	0.61%	0.65%
Commercial real estate	192,331	67,620	27,308	22,877	24,842	22,785	1.98	0.74	0.29	0.79	0.90	0.86
Lease financing	40,978	21,631	14,742	13,449	12,663	11,999	1.45	0.80	0.55	0.53	0.51	0.52
Total commercial loan and lease portfolio	388,974	183,135	84,480	77,429	72,956	67,977	1.62	0.79	0.36	0.66	0.66	0.67
Consumer loan portfolio:
Residential mortgage	72,315	72,939	8,099	21,436	26,698	33,829	1.17	1.18	0.13	0.92	1.46	1.59
Home equity	45,761	47,003	17,795	23,430	20,470	25,620	1.47	1.34	0.51	0.76	0.68	0.87
Consumer Installment	18,818	15,967	2,678	35,151	50,917	32,843	1.53	1.04	0.17	1.75	1.58	1.23
Total consumer loan portfolio	136,894	135,909	28,572	80,017	98,085	92,292	1.30	1.21	0.25	1.08	1.22	1.19
Total allowance for loan and lease losses	525,868	319,044	113,052	157,446	171,041	160,269	1.53	0.92	0.33	0.83	0.90	0.90
Other credit loss reserves:
Reserves for unfunded commitments	23,313	18,235	3,528	1,428	1,479	1,115	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
Total credit loss reserves	$549,181	$337,279	$116,580	$158,874	$172,520	$161,384	1.59%	0.98%	0.34%	0.83%	0.90%	0.90%
N.A. Not Applicable
(1) Allowance for credit losses effective January 1, 2020 are calculated under the guidance of CECL. At December 31, 2019 allowance for credit losses were calculated under the guidance of ASC Topic 310 and ASC Topic 450 prior to adoption of CECL, See "Note 2. Summary of Significant Accounting Policies" and "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information.
(2) Balances at December 31,2019 adjusted for the adoption of CECL as of January 1, 2020.

The rollforwards of the allowance for credit losses were as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for loan and lease losses
Balance, beginning of period	$113,052	$157,446	$171,041	$160,269	$156,054
Impact of CECL adoption	205,992	—	—	—	—
Adjusted balance, beginning of period	319,044	157,446	171,041	160,269	156,054
Charge-offs:
Commercial loan and lease portfolio:
Commercial and industrial	(48,816)	(39,566)	(16,005)	(8,840)	(7,450)
Commercial real estate	(8,105)	(302)	—	(3,608)	(752)
Lease financing	(6,324)	(7,587)	(4,203)	(6,813)	(2,912)
Total commercial loan and lease portfolio	(63,245)	(47,455)	(20,208)	(19,261)	(11,114)
Consumer loan portfolio:
Residential mortgage	(2,131)	(3,456)	(3,417)	(5,592)	(9,710)
Home equity	(4,346)	(3,219)	(3,710)	(6,270)	(8,915)
Consumer installment	(16,793)	(43,805)	(57,393)	(47,969)	(34,346)
Total consumer loan portfolio	(23,270)	(50,480)	(64,520)	(59,831)	(52,971)
Total charge-offs	(86,515)	(97,935)	(84,728)	(79,092)	(64,085)
Recoveries:
Commercial loan and lease portfolio:
Commercial and industrial	21,930	5,120	1,606	1,840	1,924
Commercial real estate	1,830	322	183	777	308
Lease financing	2,145	1,289	1,427	1,119	1,343
Total commercial loan and lease portfolio	25,905	6,731	3,216	3,736	3,575
Consumer loan portfolio:
Residential mortgage	2,634	4,271	5,261	6,100	1,115
Home equity	3,346	5,689	6,488	14,681	5,949
Consumer installment	9,547	13,693	14,738	10,135	8,211
Total consumer loan portfolio	15,527	23,653	26,487	30,916	15,275
Total recoveries	41,432	30,384	29,703	34,652	18,850
Net charge-offs	(45,083)	(67,551)	(55,025)	(44,440)	(45,235)
Provision for credit losses related to loans and leases(1)	252,073	65,282	46,768	68,443	65,874
Other(2)	(166)	(42,125)	(5,338)	(13,231)	(16,424)
Balance, end of period	$525,868	$113,052	$157,446	$171,041	$160,269
Reserve for unfunded lending commitments
Balance, beginning of period	$3,528	$1,428	$1,479	$1,115	$1,044
Impact of CECL adoption	14,707	—	—	—	—
Adjusted balance, beginning of period	18,235	1,428	1,479	1,115	1,044
Provision (benefit) for credit losses related to unfunded lending commitments(1)	5,078	233	(51)	364	71
Addition due to the TCF/Chemical Merger	—	1,867	—	—	—
Balance, end of period	23,313	3,528	1,428	1,479	1,115
Total allowance for credit losses	$549,181	$116,580	$158,874	$172,520	$161,384
(1)Provision for credit losses related to loans and leases and the provision for credit losses related to unfunded lending commitments are included within Provision for Credit Losses.
(2)Primarily includes the transfer of the allowance for loan and lease losses to loans and leases held-for-sale.

Net loan and lease charge-offs for 2020 were $45.1 million, or 0.13% of average loans and leases, compared with $67.6 million, or 0.27% of average loans and leases, for 2019 and $55.0 million, or 0.29% of average loans and leases, for 2018. The decrease in net loan and lease charge-offs in 2020 was primarily due to a decrease in consumer installment loans, partially offset by an increase in the commercial loan and lease portfolio. The increase in net loan and lease charge-offs in 2019, compared to 2018, was primarily due to an increase in charge-offs in commercial and industrial net charge-offs, partially offset by $4.7 million of recoveries of previous charge-offs related to the sale of consumer nonaccrual and TDR loans.

Investment Securities Held-to-Maturity The investment securities held-to-maturity portfolio consist primarily of fixed-rate mortgage-backed securities issued and guaranteed by FNMA, GNMA and FHLMC which significantly decreases credit risk. The most important credit quality factor we consider to understand the condition of the residential agency mortgage-backed securities is that all are AAA rated and agency-guaranteed.

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

TCF Bank had $434.3 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at December 31, 2020, compared with $489.7 million at December 31, 2019. Certain investment securities held-to-maturity and investment securities available-for-sale provide the ability to liquidate or pledge unencumbered securities as needed. At December 31, 2020, $1.0 billion of our securities were pledged as collateral to secure certain deposits and borrowings.

TCF Financial had net liquidity qualifying cash of $173.0 million at December 31, 2020, compared with $156.0 million at December 31, 2019.

Deposits are the primary source of our funds for use in lending and for other general business purposes. In addition to deposits, we receive funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. We primarily borrow from the Federal Home Loan Bank (the "FHLB") of Des Moines. We had $6.5 billion of additional borrowing capacity at the FHLB of Des Moines at December 31, 2020, as well as access to the Federal Reserve Discount Window. In addition, we maintain a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations, loan purchases and equipment purchases for lease financing, are the primary uses of our funds.

On June 29, 2020, TCF Financial voluntarily prepaid the outstanding $80.0 million on its $150.0 million unsecured 364-day revolving credit facility with an unaffiliated bank and subsequently closed the credit facility.

Our wholly-owned subsidiary TCF Commercial Finance Canada, Inc. ("TCFCFC") maintains a $20.0 million Canadian dollar-denominated line of credit facility with an unaffiliated bank, which is guaranteed by TCF Bank. TCFCFC had no outstanding borrowings under the line of credit with the counterparty at both December 31, 2020 and December 31, 2019.

Deposits  Deposits were $38.9 billion at December 31, 2020, compared with $34.5 billion at December 31, 2019. The increase in deposits was primarily due to increases in noninterest-bearing deposits of $3.1 billion, interest-bearing checking account balances of $1.3 billion, savings account balances of $1.0 billion and money market deposits of $1.0 billion, reflecting PPP funding, federal stimulus program infusions and lower consumer spending impacted by the COVID-19 pandemic, partially offset by the continued run-off of certificates of deposit which declined $1.9 billion.
Noninterest-bearing checking accounts represented 28.3% of total deposits at December 31, 2020, compared with 23.1% of total deposits at December 31, 2019. Our weighted-average interest rate for deposits, including noninterest-bearing deposits, was 0.44% for 2020 compared with 0.88% for 2019.

Certificates of deposit, including Certificate of Deposit Account Registry Service ("CDARS") deposits, IRA deposits and brokered deposits, were $5.5 billion at December 31, 2020, compared with $7.5 billion at December 31, 2019. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at December 31, 2020 were as follows:

(in thousands)
Three months or less	$969,469
Over three through six months	971,200
Over six through 12 months	620,115
Over 12 months	218,482
Total	$2,779,266

Borrowings Borrowings were $2.0 billion at December 31, 2020, compared with $5.0 billion at December 31, 2019. The decrease in borrowings was primarily due to a decrease in long and short-term FHLB advances, partially offset by the issuance of $150.0 million of fixed-to-floating rate subordinated notes.

Information regarding short-term borrowings (borrowings with an original maturity of less than one year) was as follows:

	At or For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
FHLB advances
Maximum outstanding at any month-end	$3,200,000	$2,450,000	$—
Balance outstanding at end of period	400,000	2,450,000	—
Weighted average interest rate at end of period	0.33%	1.85%	—%
Average balance outstanding	$1,781,421	$1,173,879	$—
Weighted average interest rate	0.88%	1.69%	—%
Federal funds purchased
Maximum outstanding at any month-end	$—	$—	$—
Balance outstanding at end of period	—	—	—
Weighted average interest rate at end of period	—%	—%	—%
Average balance outstanding	$57	$156	$156
Weighted average interest rate	1.78%	2.51%	1.91%
Collateralized deposits
Maximum outstanding at any month-end	$253,960	$271,249	$—
Balance outstanding at end of period	217,363	219,145	—
Weighted average interest rate at end of period	0.11%	0.64%	—%
Average balance outstanding	$218,745	$103,931	$1,977
Weighted average interest rate	0.32%	0.67%	2.19%
Line-of-credit: TCF Financial Corporation
Maximum outstanding at any month-end	80,000	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate at end of period	—%	—%	—%
Average balance outstanding	22,568	—	—
Weighted average interest rate	2.40%	—%	—%
Line-of-credit: TCF Commercial Finance Canada, Inc.
Maximum outstanding at any month-end	$3,066	$10,455	$8,565
Balance outstanding at end of period	—	—	—
Weighted average interest rate at end of period	—%	—%	—%
Average balance outstanding	$583	$1,107	$1,155
Weighted average interest rate	1.93%	3.00%	2.63%

Long-term borrowings were as follows:

	At December 31,
(in thousands)	2020	2019
FHLB advances	$709,848	$1,822,058
Subordinated debt obligations	586,145	428,470
Discounted lease rentals	75,770	100,882
Finance lease obligation	2,969	3,038
Total long-term borrowings	$1,374,732	$2,354,448

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

At December 31, 2020, the aggregate contractual obligations and commitments were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Certificates of deposit	$5,524,381	$5,012,121	$444,023	$58,827	$9,410
Long-term borrowings	1,363,757	186,318	495,908	352,590	328,941
Lease obligations(1)	366,073	27,808	58,739	50,480	229,046
IT related contracts	265,966	52,887	91,207	88,781	33,091
Investments in affordable housing	107,764	83,393	23,341	417	613
Marketing related contracts	51,451	6,105	10,332	6,756	28,258
Construction contracts and land purchase commitments for future branch sites	23,294	16,760	6,534	—	—
Liabilities related to acquisition and portfolio purchase (2)	5,203	4,149	1,054	—	—
Other contractual obligations (3)	122,503	22,409	35,999	37,667	26,428
Total	$7,830,392	$5,411,950	$1,167,137	$595,518	$655,787
(1)Includes obligations for leases that have not yet commenced.
(2)Relates to acquisition of a leasing business in 2017.
(3)Includes card contracts, certain tax investment projects, private equity capital investments and other similar types of investments.

	Amount of Commitment - Expiration by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commitments:
Commitments to extend credit:
Commercial	$4,396,191	$2,001,118	$1,564,168	$647,046	$183,859
Consumer	2,126,327	119,426	142,046	153,502	1,711,353
Total commitments to extend credit	6,522,518	2,120,544	1,706,214	800,548	1,895,212
Standby letters of credit and guarantees on industrial revenue bonds	114,636	78,825	27,022	8,638	151
Total	$6,637,154	$2,199,369	$1,733,236	$809,186	$1,895,363

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

On October 24, 2019, our board of directors approved an authorization to repurchase up to $150 million of our common stock. The repurchase program has no expiration, and permits shares to be repurchased in compliance with Rule 10b-18 of the Exchange Act, through one or more broker-dealers as part of “block purchases” made by TCF, and/or through privately negotiated purchases, accelerated stock repurchase agreements, or Rule 10b5-1 plans at our discretion. During the year ended December 31, 2020, we repurchased 873,376 shares of our common stock totaling $33.1 million, all of which occurred during the first quarter. Between October 24, 2019 and December 31, 2019, we repurchased 657,817 shares of our common stock totaling $27.5 million. We have $89.4 million available for repurchase under the repurchase program. In accordance with the TCF/Huntington Merger Agreement, we are not permitted to repurchase shares of common stock without Huntington's prior approval.

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

At December 31, 2020 and December 31, 2019, TCF Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized." Significant factors that may affect capital adequacy include, but are not limited to, economic uncertainty, deteriorating economic conditions, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since December 31, 2020 that management believes have changed TCF Bank's status as well-capitalized. See "Note 18. Regulatory Capital Requirements" of Notes to Consolidated Financial Statement for further information.

Equity  Total equity was $5.7 billion, or 11.9% of total assets, at December 31, 2020, compared with $5.7 billion, or 12.3% of total assets, at December 31, 2019.

Preferred Stock Preferred stock was $169.3 million at both December 31, 2020 and December 31, 2019. See "Note 17. Equity" of Notes to Consolidated Financial Statements for further information regarding our preferred stock.

Other Other equity was a reduction to total equity of $26.7 million at December 31, 2020, compared with a reduction of $28.0 million at December 31, 2019. Other equity was comprised of shares held in trust for deferred compensation plans. See "Note 17. Equity" of Notes to Consolidated Financial Statements for further information.

Common Stock Dividends Dividends to common shareholders on a per share basis were $1.40 for the year ended December 31, 2020. Dividends to common shareholders on a per share basis, adjusted to reflect the exchange ratio in the TCF/Chemical Merger Exchange for dividends paid prior to the completion of the TCF/Chemical Merger, were $1.29 for the year ended December 31, 2019. Our common stock dividend payout ratio was 100.0% for the year ended December 31, 2020, compared with 50.4% for the year ended December 31, 2019 and 34.3% for the year ended December 31, 2018. TCF Financial's primary funding sources for dividends are dividends received from TCF Bank.

On January 26, 2021, our board of directors declared a regular quarterly cash dividend of $0.35 per common share payable on March 1, 2021 to shareholders of record at the close of business on February 12, 2021, and declared a quarterly cash dividend of $0.35625 per depositary share representing a 1/1,000th interest in a share of the 5.70% Series C Non-Cumulative Perpetual Preferred Stock, payable on March 1, 2021 to shareholders of record at the close of business on February 12, 2021.

Common Shareholders' Equity Total common shareholders' equity was $5.5 billion, or 11.51% of total assets, at December 31, 2020, compared with $5.5 billion, or 11.87%, at December 31, 2019. Tangible common equity was $4.0 billion, or 8.72% of total tangible assets, at December 31, 2020, compared with $4.1 billion, or 9.01%, at December 31, 2019. Book value per common share was $36.06 at December 31, 2020, compared with $36.20 at December 31, 2019. Tangible book value per common share was $26.49 at December 31, 2020, compared with $26.60 at December 31, 2019. Tangible common equity and tangible book value are non-GAAP measures that exclude goodwill and other intangible assets. See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Non-GAAP Financial Measures This Annual Report on Form 10-K contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include our tangible book value per common share; tangible common shareholders' equity; presentation of net interest income and net interest margin on a fully tax-equivalent ("FTE") basis; our adjusted efficiency ratio (which excludes merger-related expenses, sale of legacy TCF auto finance portfolio and related expenses, gains on sales of branches, termination of interest rate swaps, write-down of company-owned vacant land parcels and branch exit costs, gain on sale of certain investment securities, pension fair valuation adjustment, loan servicing rights and goodwill impairment, the impact of the Tax Cuts and Jobs Act, CFPB/OCC settlement adjustment, lease financing equipment depreciation, net interest income FTE adjustment, amortization of intangible assets and historic tax credit amortization); composition of loans and leases, excluding PPP loans, the adjusted allowance for credit losses as a percentage of loans and leases, excluding PPP loans; adjusted net interest income and margin (which excludes purchased accounting accretion and amortization and the impact of PPP loans); and other adjusted information presented excluding merger-related expenses and notable items (defined as sale of legacy TCF auto finance portfolio and related expenses, gains on sales of branches, termination of interest rate swaps, write-down of company-owned vacant land parcels and branch exit costs, gain on sales of certain investment securities, pension fair valuation adjustment, loan servicing rights and goodwill impairment and CFPB/OCC settlement adjustment) including net income, diluted earnings per share, return on average assets, return on average common shareholders' equity and return on average tangible common shareholders' equity), tangible book value per common share and tangible common equity to tangible assets. Management believes that the presentation of these non-GAAP financial measures (i) provides important supplemental information that contributes to a proper understanding of our operating performance, (ii) enables a more complete understanding of factors and trends affecting our business and (iii) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP financial measures internally in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. Non-GAAP financial measures are not defined by GAAP and other entities may calculate them differently than we do. Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found within the Net Interest Income subheading of this Annual Report on Form 10-K.

The computation of the adjusted diluted earnings per common share and adjusted net income attributable to TCF was as follows:

		Year Ended December 31,
(Dollars in thousands, except per share data)		2020	2019	2018	2017	2016
Net income available to common shareholders		$212,784	$285,493	$289,289	$242,954	$192,736
Earnings allocated to participating securities		—	(20)	(42)	(42)	(49)
Earnings allocated to common shareholders	(a)	212,784	285,473	289,247	242,912	192,687
Merger-related expenses		203,888	171,968	—	—	—
Notable items:
Sale of Legacy TCF auto finance portfolio and related expenses(1)		3,964	32,128	—	—	—
Termination of interest rate swaps(2)		—	17,302	—	—	—
Gain on sale of certain investment securities(3)		—	(5,869)	—	—	—
Gains on sales of branches, write-down of company-owned vacant land parcels and branch exit costs, net(4)		(14,166)	9,384	—	—	—
Loan servicing rights impairment(2)		17,605	3,882	—	—	—
Pension fair valuation adjustment(5)		—	6,341	—	—	—
CFPB/OCC settlement adjustment(5)		—	—	32,000	—	—
Re-measurement of net deferred tax liability(6)		—	—	—	(130,653)	—
Goodwill impairment(5)		—	—	—	73,041
Total notable items		7,403	63,168	32,000	(57,612)	—
Total merger-related items and notable items		211,291	235,136	32,000	(57,612)	—
Related income tax expense, net of benefits(7)		(44,583)	(69,372)	(6,491)	—	—
Total adjustments, net of tax		166,708	165,764	25,509	(57,612)	—
Adjusted earnings allocated to common stock	(b)	$379,492	$451,237	$314,756	$185,300	$192,687

Weighted-average common shares outstanding used in diluted earnings per common share calculation(8)	(c)	151,887,559	111,818,365	84,324,686	85,734,575	85,006,293

Diluted earnings per common share	(a) / (c)	$1.40	$2.55	$3.43	$2.83	$2.27
Adjusted diluted earnings per common share	(b) / (c)	2.50	4.04	3.73	2.16	2.27

Net income attributable to TCF		$222,759	$295,468	$304,358	$268,637	$212,124
Total adjustments, net of tax		166,708	165,764	25,509	(57,612)	—
Adjusted net income attributable to TCF		$389,467	$461,232	$329,867	$211,025	$212,124
(1)Year ended December 31, 2020 amount included within occupancy and equipment ($1.6 million), other noninterest expense ($1.4 million) and compensation and employee benefits ($1.0 million). Year ended December 31 2019 amount included within net gains on sales of loans and leases ($27.5 million) (inclusive of the transfer of the Legacy TCF auto finance portfolio in the third quarter of 2019), other noninterest expense ($2.2 million), occupancy and equipment ($1.5 million) and compensation and employee benefits ($930 thousand).
(2)Included within other noninterest income.
(3)Included within net gains on investment securities.
(4)Year ended December 31, 2020 amount included within other noninterest income ($14.7 million net gain) and other noninterest expense ($0.6 million). Year ended December 31, 2019 amount included within other noninterest expense.
(5)Included within other noninterest expense.
(6)Includes the impact of the re-measurement of our estimated net deferred tax liability as a result of the enactment of the Tax Cuts and Jobs Act.
(7)Included within income tax expense.
(8)Assumes conversion of common shares, as applicable.

The computation of the adjusted net interest income and margin was as follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Net Interest Income	$1,538,401	$1,289,032	$1,008,495
Adjustments for taxable equivalent interest (FTE)	12,087	8,443	8,369
Net interest income (FTE)	1,550,488	1,297,475	1,016,864
Purchase accounting accretion and amortization	(84,174)	(58,934)	—
Net fees recognized on PPP loans	(35,762)	—	—
Interest recognition on PPP loans(1)	(7,634)	—	—
Total PPP loans impact	(43,396)	—	—
Adjusted net interest income, including FTE adjustments and excluding purchase accounting accretion and amortization and PPP impact	$1,422,918	$1,238,541	$1,016,864
Net interest margin (GAAP)	3.47%	4.17%	4.66%
FTE impact	0.03	0.03	0.03
Net interest margin (FTE)	3.50	4.20	4.69%
Purchase accounting accretion and amortization	(0.29)	(0.26)	—
PPP loans impact(2)	—	—	—
Adjusted net interest margin, excluding purchase accounting accretion and amortization and PPP loans impact (FTE)	3.21%	3.94%	4.69%
(1)Interest income on PPP loans less funding costs.
(2)The exclusion of PPP loans additionally reduces average earning assets by $1.2 billion in the year ended December 31, 2020.

The computation of the adjusted return on average assets, common equity and average tangible common equity was as follows:

		Year Ended December 31,
(Dollars in thousands)		2020	2019	2018	2017	2016
Adjusted net income after tax expense:
Income after tax expense	(a)	$230,041	$306,926	$315,628	$278,784	$221,717
Merger-related expenses		203,888	171,968	—	—	—
Notable items		7,403	63,168	32,000	(57,612)	—
Related income tax expense, net of tax benefits		(44,583)	(69,372)	(6,491)	—	—
Adjusted net income after tax expense for ROAA calculation	(b)	$396,749	$472,690	$341,137	$221,172	$221,717
Net income available to common shareholders	(c)	$212,784	$285,493	$289,289	$242,954	$192,736
Other intangibles amortization		21,992	11,660	3,417	2,345	1,388
Related income tax expense		(4,678)	(2,752)	(799)	(1,046)	(493)
Net income available to common shareholders used in ROATCE calculation	(d)	$230,098	$294,401	$291,907	$244,253	$193,631

Adjusted net income available to common shareholders:
Net income available to common shareholders		$212,784	$285,493	$289,289	$242,954	$192,736
Notable items		7,403	63,168	32,000	(57,612)	—
Merger-related expenses		203,888	171,968	—	—	—
Related income tax expense, net of tax benefits		(44,583)	(69,372)	(6,491)	—	—
Net income available to common shareholders used in adjusted ROACE calculation	(e)	379,492	451,257	314,798	185,342	192,736
Other intangibles amortization		21,992	11,660	3,417	2,345	1,388
Related income tax expense		(4,678)	(2,752)	(799)	(1,046)	(493)
Net income available to common shareholders used in adjusted ROATCE calculation	(f)	$396,806	$460,165	$317,416	$186,641	$193,631
Average balances:
Average assets	(g)	$48,400,938	$33,526,930	$23,062,148	$22,051,967	$21,075,415
Total average equity		5,673,573	3,915,038	2,530,502	2,535,938	2,394,701
Non-controlling interest in subsidiaries		(24,006)	(25,834)	(24,323)	(22,514)	(21,525)
Total TCF Financial Corporation shareholders' equity		5,649,567	3,889,204	2,506,179	2,513,424	2,373,176
Preferred stock		(169,302)	(169,302)	(176,971)	(264,474)	(263,240)
Average total common shareholders' equity used in ROACE calculation	(h)	$5,480,265	$3,719,902	$2,329,208	$2,248,950	$2,109,936
Average goodwill, net		(1,310,071)	(620,253)	(154,757)	(219,144)	(225,640)
Average other intangibles, net		(157,824)	(99,038)	(22,136)	(12,799)	(2,379)
Average tangible common shareholders' equity used in ROATCE calculation	(i)	$4,012,370	$3,000,611	$2,152,315	$2,017,007	$1,881,917

ROAA	(a)/(g)	0.48%	0.92%	1.37%	1.26%	1.05%
Adjusted ROAA	(b)/(g)	0.82	1.41	1.48	1.00	1.05
ROACE	(c)/(h)	3.88	7.67	12.42	10.80	9.13
Adjusted ROACE	(e)/(h)	6.92	12.13	13.51	8.24	9.13
ROATCE	(d)/(i)	5.73	9.81	13.56	12.11	10.29
Adjusted ROATCE	(f)/(i)	9.88	15.34	14.74	9.25	10.29

The computation of the adjusted efficiency ratio, noninterest income and noninterest expense was as follows:

		Year Ended December 31,
(Dollars in thousands)		2020	2019	2018	2017	2016
Noninterest expense	(a)	$1,527,371	$1,332,115	$1,014,400	$1,059,934	$909,887
Merger-related expenses		(203,888)	(171,968)	—	—	—
Expenses related to the sale of Legacy TCF auto finance portfolio		(3,964)	(4,670)	—	—	—
CFPB/OCC settlement adjustment		—	—	(32,000)	—	—
Write-down of company-owned vacant land parcels and branch exit costs		(551)	(9,384)	—	—	—
Pension fair valuation adjustment		—	(6,341)	—	—
Goodwill impairment		—	—	—	(73,041)	—
Adjusted noninterest expense		$1,318,968	$1,139,752	$982,400	$986,893	$909,887
Lease financing equipment depreciation		(73,204)	(76,426)	(73,829)	(55,901)	(40,359)
Amortization of intangibles		(21,992)	(11,660)	(3,417)	(2,345)	(1,388)
Historic tax credit amortization		(7,050)	(4,030)	—	—	—
Adjusted noninterest expense, efficiency ratio	(b)	$1,216,722	$1,047,636	$905,154	$928,647	$868,140

Net interest income		$1,538,401	$1,289,032	$1,008,495	$937,474	$859,725
Noninterest income		516,063	465,532	454,397	436,063	454,281
Total revenue	(c)	$2,054,464	$1,754,564	$1,462,892	$1,373,537	$1,314,006

Noninterest income		$516,063	$465,532	$454,397	$436,063	$454,281
Loss on transfer of Legacy TCF auto finance portfolio to held-for-sale		—	27,458	—	—	—
Termination of interest rate swaps		—	17,302	—	—	—
Gain on sales of certain investment securities		—	(5,869)	—	—	—
Gain on sales of branches		(14,717)	—	—	—	—
Loan servicing rights impairment		17,605	3,882	—	—	—
Adjusted noninterest income		518,951	508,305	454,397	436,063	454,281
Net interest income		1,538,401	1,289,032	1,008,495	937,474	859,725
Net interest income FTE adjustment		12,087	8,443	8,369	14,542	10,813
Adjusted net interest income		1,550,488	1,297,475	1,016,864	952,016	870,538
Lease financing equipment depreciation		(73,204)	(76,426)	(73,829)	(55,901)	(40,359)
Adjusted total revenue, efficiency ratio	(d)	$1,996,235	$1,729,354	$1,397,432	$1,332,178	$1,284,460

Efficiency ratio	(a)/(c)	74.34%	75.92%	69.34%	77.17%	69.25%
Adjusted efficiency ratio	(b)/(d)	60.95	60.58	64.77	69.71	67.59

The computations of tangible common equity to tangible assets and tangible book value per common share were as follows:

		At December 31,
(Dollars in thousands, except per share data)		2020	2019	2018	2017	2016
Total equity		$5,689,297	$5,727,241	$2,556,260	$2,680,584	$2,444,645
Non-controlling interest in subsidiaries		(18,484)	(20,226)	(18,459)	(17,827)	(17,162)
Total TCF Financial Corporation shareholders' equity		5,670,813	5,707,015	2,537,801	2,662,757	2,427,483
Preferred stock		(169,302)	(169,302)	(169,302)	(265,821)	(263,240)
Total common shareholders' equity	(a)	5,501,511	5,537,713	2,368,499	2,396,936	2,164,243
Goodwill, net		(1,313,046)	(1,299,878)	(154,757)	(154,757)	(225,640)
Other intangibles, net		(146,377)	(168,368)	(20,496)	(23,662)	(1,708)
Tangible common shareholders' equity	(b)	$4,042,088	$4,069,467	$2,193,246	$2,218,517	$1,936,895

Total assets	(c)	$47,802,487	$46,651,553	$23,699,612	$23,002,159	$21,441,326
Goodwill, net		(1,313,046)	(1,299,878)	(154,757)	(154,757)	(225,640)
Other intangibles, net		(146,377)	(168,368)	(20,496)	(23,662)	(1,708)
Tangible assets	(d)	$46,343,064	$45,183,307	$23,524,359	$22,823,740	$21,213,978

Common stock shares outstanding	(e)	152,565,504	152,965,571	83,289,382	87,225,232	86,881,005

Common equity to assets	(a)/(c)	11.51%	11.87%	9.99%	10.42%	10.09%
Tangible common equity to tangible assets	(b)/(d)	8.72	9.01	9.32	9.72	9.13

Book value per common share	(a)/(e)	$36.06	$36.20	$28.44	$27.48	$24.91
Tangible book value per common share	(b)/(e)	26.49	26.60	26.33	25.43	22.29
The computations of loans and leases and the related allowance for credit losses excluding PPP loans were as follows:

	At December 31,		Change from December 31, 2019
(Dollars in thousands)	2020	2019	$	%
Commercial and industrial	$11,422,383	$11,439,602	$(17,219)	(0.2)%
Commercial real estate	9,702,587	9,136,870	565,717	6.2
Lease financing	2,817,231	2,699,869	117,362	4.3
Total commercial loan and lease portfolio	23,942,201	23,276,341	665,860	2.9
Residential mortgage	6,182,045	6,179,805	2,240	—
Home equity	3,108,736	3,498,907	(390,171)	(11.2)
Consumer installment	1,233,426	1,542,411	(308,985)	(20.0)
Total consumer loan portfolio	10,524,207	11,221,123	(696,916)	(6.2)
Total loans and leases	34,466,408	34,497,464	(31,056)	(0.1)
PPP (Commercial and industrial)	1,553,908	—	1,553,908	N.M.
Loans and leases excluding PPP loans
Commercial and industrial	9,868,475	11,439,602	(1,571,127)	(13.7)
Commercial real estate	9,702,587	9,136,870	565,717	6.2
Lease financing	2,817,231	2,699,869	117,362	4.3
Total commercial loan and lease portfolio	22,388,293	23,276,341	(888,048)	(3.8)
Residential mortgage	6,182,045	6,179,805	2,240	—
Home equity	3,108,736	3,498,907	(390,171)	(11.2)
Consumer installment	1,233,426	1,542,411	(308,985)	(20.0)
Total consumer loan portfolio	10,524,207	11,221,123	(696,916)	(6.2)
Total loans and leases, excluding PPP loans	$32,912,500	$34,497,464	$(1,584,964)	(4.6)%
Allowance for credit losses	$549,181	$116,580	$432,601	N.M.
Allowance for credit losses as a % of total loans and leases	1.59%	0.34%	125	bps
Allowance for credit losses as a % of loans and leases, excluding PPP loans	1.67	0.34	133

Recent Accounting Developments

For a description of new accounting standards issued, but not yet adopted, see "Note 2. Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements.
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

	Impact on Net Interest Income
(Dollars in thousands)	December 31, 2020		December 31, 2019
Immediate change in interest rates:
+200 basis points	$61,700	4.2%	$32,200	2.1%
+100 basis points	32,700	2.2	20,900	1.4
-100 basis points(1)	(39,500)	(2.7)	(60,900)	(4.0)
(1) Sensitivity measure is calculated assuming market rates do not decline below 0%.

The increases in sensitivity to rising rates at December 31, 2020, compared to December 31, 2019, was primarily driven by increased deposits, lower wholesale borrowing and overall lower rate environment. The decrease in sensitivity to a declining rate at December 31, 2020, compared to December 31, 2019, is primarily driven by a lower rate environment. The sensitivity measure is calculated assuming market rates do not decline below 0%. It is expected that a rate below 0% could cause further net interest income compression.

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

TCF Financial's primary source of cash flow is capital distributions from TCF Bank. TCF Bank may be required to receive regulatory approval prior to making any such distributions in the future and such distributions may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. See "Item 1. Business - Regulation - Restrictions on Distributions", "Note 18. Regulatory Capital Requirements" and "Note 29. Parent Company Financial Information" of Notes to Consolidated Financial Statements for further information.

TCF Financial's Board of Directors have adopted a Liquidity Management Policy for TCF Bank to direct management of TCF's liquidity risk. The objective of the Liquidity Management Policy is to ensure that TCF Bank meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity will provide us with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a monthly basis. TCF Bank's Liquidity Management Policy defines liquidity stress scenarios and establishes asset liquidity target ranges based on those stress scenarios that are deemed appropriate for its risk profile.

Our asset liquidity may be held in the form of on-balance sheet cash invested with the Federal Reserve Bank or other highly liquid marketable securities that are not pledged and can be sold or pledged to various counterparties under established agreements. Our liability liquidity is sourced primarily through deposits and other secured sources of funding. See "Item 7. Management's Discussion and Analysis - Consolidated Results of Operations Analysis - Liquidity Management" for further information.

Foreign Currency Risk

We are also exposed to foreign currency risk as changes in the exchange rates of the Canadian, New Zealand and Australian dollars may impact our investment in TCFCFC. We enter into forward foreign exchange contracts in order to minimize the risk of changes in foreign exchange rates on its investment in and loans to TCFCFC. The values of forward foreign exchange contracts vary over their contractual lives as the related currency exchange rates fluctuate. We may also experience realized and unrealized gains or losses on forward foreign exchange contracts as a result of changes in foreign exchange rates. See "Note 2. Summary of Significant Accounting Policies" and "Note 19. Derivative Instruments" of Notes to Consolidated Financial Statements for further information.

LIBOR Transition

In 2017, the U.K. Financial Conduct Authority (the “FCA”) noted that market conditions raised serious questions about the future sustainability of LIBOR benchmarks. Many financial products, including mortgages and other consumer loans, commercial loans, corporate loans, various types of debt, derivatives and other securities, reference LIBOR to determine their applicable interest rate. As part of the expected upcoming cessation of publication of LIBOR rates, TCF created a company-wide LIBOR transition plan and has already taken several important steps to ensure TCF’s operational readiness for the transition, including completing an inventory of existing LIBOR-indexed products and developing LIBOR fallback language for inclusion in loans that contemplates the transition away from LIBOR. As part of our plan, we have and will continue to engage with industry working groups and regulators in order to monitor and respond to risks associated with the discontinuation, unavailability, or non-representativeness of LIBOR, and will continue to actively engage with our clients to facilitate the transition to alternative reference rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
TCF Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of TCF Financial Corporation and subsidiaries (the Corporation) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Corporation has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan and lease losses evaluated on a collective basis
As discussed in Notes 2 and 8 to the consolidated financial statements, the Corporation adopted Topic 326 as of January 1, 2020. The total allowance for credit losses (ACL) as of January 1, 2020 and December 31, 2020 was $337.3 million and $549.2 million, respectively; a portion of which related to the allowance for loan and lease losses evaluated on a collective basis (together, the collective ALLL). The Corporation’s estimate of the collective ALLL uses a current expected credit losses methodology that consists of both quantitative and qualitative loss components. The Corporation estimates the quantitative component by segmenting the loan and lease portfolio into pools of loans and leases with similar risk characteristics. Expected credit losses for the quantitative component of the collective ALLL are calculated as the product of (i) probability of default (PD), (ii) loss given default (LGD), and (iii) exposure at default (EAD) on an undiscounted basis. The PD and LGD incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. Following the reasonable and supportable forecast period, the Corporation reverts on a straight-line basis over the reversion period to its historical loss rates for the remaining life of the respective loans and leases. The historical loss rates are determined based on loss data evaluated over the historical observation periods. The Corporation estimates the EAD using a prepayment methodology which projects prepayments over the life of the loans and leases. The qualitative component of the collective ALLL is comprised of adjustments for economic conditions and asset-specific risk characteristics to the extent they do not exist in the historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative component and impact the measurement of expected credit losses.

We identified the assessment of the January 1, 2020 collective ALLL and December 31, 2020 collective ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALLL methodology, including the (1) models used to estimate the PD and LGD, (2) determination of portfolio segmentation, (3) credit risk rating assumptions for commercial loans and leases, (4) selection of the economic forecast scenario and macroeconomic assumptions, (5) determination of the length of the reasonable and supportable forecast and reversion periods, and (6) qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Corporation’s measurement of the collective ALLL estimates, including controls over the:

–development of the collective ALLL methodology
–development of the PD and LGD models
–performance monitoring of the PD and LGD models for the December 31, 2020 collective ALLL
–identification and determination of the assumptions used in the quantitative component of the collective ALLL methodology
–development of the adjustments for qualitative factors
–analysis of the ACL results, trends, and ratios.
We evaluated the Corporation’s process to develop the collective ALLL estimates by testing certain sources of data and assumptions that the Corporation used, and we considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

–evaluating the Corporation’s collective ALLL methodology for compliance with U.S. generally accepted accounting principles
–evaluating judgments made by the Corporation relative to the development and performance testing of the PD and LGD models by comparing them to relevant Corporation specific metrics and trends and the applicable industry and regulatory practices
–assessing the conceptual soundness of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
–evaluating the selection of the economic forecast scenario and related macroeconomic assumptions by comparing it to the Corporation’s business environment, relevant industry practices and publicly available forecasts

–evaluating the length of the reasonable and supportable forecast and reversion periods by comparing them to specific portfolio risk characteristics and trends
–determining whether the loan and lease portfolios are segmented by similar risk characteristics by comparing to the Corporation’s business environment and relevant industry practices
–testing individual credit risk ratings for a selection of certain commercial loan and lease borrower relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
–evaluating the methodology used to develop the adjustments for qualitative factors and the effect of those factors on the collective ALLL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 collective ALLL and December 31, 2020 collective ALLL by evaluating the:
–cumulative results of the audit procedures
–qualitative aspects of the Corporation’s accounting practices
–potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Corporation's auditor since 1991.

Detroit, Michigan
February 26, 2021

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At December 31, 2020	At December 31, 2019

ASSETS
Cash and cash equivalents:
Cash and due from banks	$531,918	$491,787
Interest-bearing deposits with other banks	728,677	736,584
Total cash and cash equivalents	1,260,595	1,228,371
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	320,436	442,440
Investment securities:
Available-for-sale, at fair value (amortized cost of $8,041,173 and $6,639,277)	8,284,723	6,720,001
Held-to-maturity, at amortized cost (fair value of $193,554 and $144,844)	184,359	139,445
Total investment securities	8,469,082	6,859,446
Loans and leases held-for-sale (includes $221,784 and $91,202 at fair value)	222,028	199,786
Loans and leases	34,466,408	34,497,464
Allowance for loan and lease losses	(525,868)	(113,052)
Loans and leases, net	33,940,540	34,384,412
Premises and equipment, net	470,131	533,138
Goodwill	1,313,046	1,299,878
Other intangible assets, net	146,377	168,368
Loan servicing rights	38,303	56,313
Other assets	1,621,949	1,479,401
Total assets	$47,802,487	$46,651,553
LIABILITIES AND EQUITY
Liabilities
Deposits:
Noninterest-bearing	$11,036,086	$7,970,590
Interest-bearing	27,820,233	26,497,873
Total deposits	38,856,319	34,468,463
Short-term borrowings	617,363	2,669,145
Long-term borrowings	1,374,732	2,354,448
Other liabilities	1,264,776	1,432,256
Total liabilities	42,113,190	40,924,312
Equity
Preferred stock, $0.01 par value, 2,000,000 shares authorized; 7,000 shares issued	169,302	169,302
Common stock, $1.00 par value, 220,000,000 shares authorized
Issued - 152,565,504 shares at December 31, 2020 and 152,965,571 shares at December 31, 2019	152,566	152,966
Additional paid-in capital	3,457,802	3,462,080
Retained earnings	1,735,201	1,896,427
Accumulated other comprehensive income	182,673	54,277
Other	(26,731)	(28,037)
Total TCF Financial Corporation shareholders' equity	5,670,813	5,707,015
Non-controlling interest	18,484	20,226
Total equity	5,689,297	5,727,241
Total liabilities and equity	$47,802,487	$46,651,553

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Interest income
Interest and fees on loans and leases	$1,575,186	$1,430,628	$1,082,135
Interest on investment securities:
Taxable	144,462	106,027	41,406
Tax-exempt	16,168	11,651	17,138
Interest on loans held-for-sale	11,394	18,599	6,686
Interest on other earning assets	18,452	20,356	11,964
Total interest income	1,765,662	1,587,261	1,159,329
Interest expense
Interest on deposits	166,986	226,157	107,690
Interest on borrowings	60,275	72,072	43,144
Total interest expense	227,261	298,229	150,834
Net interest income	1,538,401	1,289,032	1,008,495
Provision for credit losses	257,151	65,282	46,768
Net interest income after provision for credit losses	1,281,250	1,223,750	961,727
Noninterest income
Leasing revenue	142,723	163,718	172,603
Fees and service charges on deposit accounts	112,681	127,860	113,242
Card and ATM revenue	88,699	87,221	78,406
Net gains on sales of loans and leases	86,776	26,308	33,695
Wealth management revenue	25,701	10,413	—
Servicing fee revenue	10,603	20,776	27,334
Net gains on investment securities	2,338	7,425	348
Other	46,542	21,811	28,769
Total noninterest income	516,063	465,532	454,397
Noninterest expense
Compensation and employee benefits	702,702	576,922	502,196
Occupancy and equipment	209,690	189,560	165,839
Lease financing equipment depreciation	73,204	76,426	73,829
Net foreclosed real estate and repossessed assets	5,136	13,523	17,050
Merger-related expenses	203,888	171,968	—
Other	332,751	303,716	255,486
Total noninterest expense	1,527,371	1,332,115	1,014,400
Income before income tax expense	269,942	357,167	401,724
Income tax expense	39,901	50,241	86,096
Income after income tax expense	230,041	306,926	315,628
Income attributable to non-controlling interest	7,282	11,458	11,270
Net income attributable to TCF Financial Corporation	222,759	295,468	304,358
Preferred stock dividends	9,975	9,975	11,588
Impact of preferred stock redemption	—	—	3,481
Net income available to common shareholders	$212,784	$285,493	$289,289
Earnings per common share
Basic	$1.40	$2.56	$3.44
Diluted	1.40	2.55	3.43
Weighted-average common shares outstanding
Basic	151,812,393	111,604,094	84,133,983
Diluted	151,887,559	111,818,365	84,324,686

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income attributable to TCF Financial Corporation	$222,759	$295,468	$304,358
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	126,390	84,120	(11,669)
Net unrealized gains (losses) on net investment hedges	(4,195)	(5,186)	10,450
Foreign currency translation adjustment	5,894	8,514	(13,368)
Recognized postretirement prior service cost	307	(33)	(34)
Total other comprehensive income (loss), net of tax	128,396	87,415	(14,621)
Comprehensive income	$351,155	$382,883	$289,737
 See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2017	4,007,000	87,473,708	$265,821	$87,474	$791,465	$1,577,311	$(18,517)	$(40,797)	$2,662,757	$17,827	$2,680,584
Change in accounting principle	—	—	—		—	(116)	—	—	(116)	—	(116)
Balance, January 1, 2018	4,007,000	87,473,708	265,821	87,474	791,465	1,577,195	(18,517)	(40,797)	2,662,641	17,827	2,680,468
Net income	—	—	—	—	—	304,358	—	—	304,358	11,270	315,628
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14,621)	—	(14,621)	—	(14,621)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(10,638)	(10,638)
Redemption of Series B Preferred Stock	(4,000,000)	—	(96,519)	—	—	(3,481)	—	—	(100,000)	—	(100,000)
Repurchases of 4,668,723 shares of common stock	—	—	—	—	—	—	—	(212,929)	(212,929)	—	(212,929)
Dividends on 6.45% Series B Preferred Stock	—	—	—	—	—	(1,613)	—	—	(1,613)	—	(1,613)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(9,975)	—	—	(9,975)	—	(9,975)
Dividends on common stock of $1.18 per common share	—	—	—	—	—	(99,490)	—	—	(99,490)	—	(99,490)
Common stock warrants exercised	—	553,279	—	553	(553)	—	—	—	—	—	—
Common shares purchased by TCF employee benefit plans	—	17,594	—	18	697	—	—	—	715	—	715
Stock compensation plans, net of tax	—	153,879	—	153	8,184	—	—	378	8,715	—	8,715
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,166)	—	—	1,166	—	—	—
Balance, December 31, 2018	7,000	88,198,460	$169,302	$88,198	$798,627	$1,766,994	$(33,138)	$(252,182)	$2,537,801	$18,459	$2,556,260

Balance, December 31, 2018	7,000	88,198,460	$169,302	$88,198	$798,627	$1,766,994	$(33,138)	$(252,182)	$2,537,801	$18,459	$2,556,260
Net income	—	—	—	—	—	295,468	—	—	295,468	11,458	306,926
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	87,415	—	87,415	—	87,415
Reverse merger with Chemical Financial Corporation	—	65,539,678	—	65,540	2,687,153	—	—	265,863	3,018,556	—	3,018,556
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(9,691)	(9,691)
Repurchases of 2,111,725 shares of common stock	—	(657,817)	—	(658)	(26,846)	—	—	(58,805)	(86,309)	—	(86,309)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(9,975)	—	—	(9,975)	—	(9,975)
Dividends on common stock of $1.29 per common share	—	—	—	—	—	(156,060)	—	—	(156,060)	—	(156,060)
Stock compensation plans, net of tax	—	(114,750)	—	(114)	4,474	—	—	15,759	20,119	—	20,119
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,328)	—	—	1,328	—	—	—
Balance, December 31, 2019	7,000	152,965,571	$169,302	$152,966	$3,462,080	$1,896,427	$54,277	$(28,037)	$5,707,015	$20,226	$5,727,241
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity, Continued

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2019	7,000	152,965,571	$169,302	$152,966	$3,462,080	$1,896,427	$54,277	$(28,037)	$5,707,015	$20,226	$5,727,241
Cumulative effect adjustment related to adoption of Accounting Standards Update 2016-13(1)	—	—	—	—	—	(159,323)	—	—	(159,323)	74	(159,249)
Balance, January 1, 2020	7,000	152,965,571	169,302	152,966	3,462,080	1,737,104	54,277	(28,037)	5,547,692	20,300	5,567,992
Net income	—	—	—	—	—	222,759	—	—	222,759	7,282	230,041
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	128,396	—	128,396	—	128,396
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	(9,098)	(9,098)
Repurchases of 873,376 shares of common stock	—	(873,376)	—	(873)	(32,225)	—	—	—	(33,098)	—	(33,098)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(9,975)	—	—	(9,975)	—	(9,975)
Dividends on common stock of $1.40 per common share	—	—	—	—	—	(214,687)	—	—	(214,687)	—	(214,687)
Stock compensation plans, net of tax	—	473,309	—	473	29,253	—	—	—	29,726	—	29,726
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	(1,306)	—	—	1,306	—	—	—
Balance, December 31, 2020	7,000	152,565,504	$169,302	$152,566	$3,457,802	$1,735,201	$182,673	$(26,731)	$5,670,813	$18,484	$5,689,297
(1) See "Note 2. Summary of Significant Accounting Policies" for further information

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$230,041	$306,926	$315,628
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	257,151	65,282	46,768
Share-based compensation expense	35,438	28,351	17,824
Depreciation and amortization	437,585	308,638	204,778
Provision (benefit) for deferred income taxes	(74,841)	30,410	58,986
Net gains on sales of assets	(90,299)	(66,298)	(39,881)
Proceeds from sales of loans and leases held-for-sale	2,001,489	966,352	372,354
Originations of loans and leases held-for-sale, net of repayments	(2,011,048)	(835,047)	(375,622)
Impairment of loan servicing rights	17,605	3,882	—
Net change in other assets	(484,298)	(263,351)	(35,154)
Net change in other liabilities	(119,586)	162,533	39,898
Other, net	(78,131)	(65,921)	(41,949)
Net cash provided by (used in) operating activities	121,106	641,757	563,630
Cash flows from investing activities
Proceeds from sales of investment securities available-for-sale	50,797	1,986,386	254,146
Proceeds from maturities of and principal collected on investment securities available-for-sale	2,404,269	735,861	169,622
Purchases of investment securities available-for-sale	(3,587,494)	(2,806,598)	(1,230,430)
Proceeds from maturities of and principal collected on investment securities held-to-maturity	37,389	17,632	15,407
Purchases of investment securities held-to-maturity	(80,533)	(6,844)	(2,188)
Redemption of Federal Home Loan Bank stock	428,016	256,021	269,002
Purchases of Federal Home Loan Bank stock	(306,000)	(370,000)	(278,000)
Proceeds from sales of loans and leases	554,532	1,985,093	903,606
Loan and lease originations and purchases, net of principal collected	(639,089)	(2,037,489)	(957,672)
Proceeds from sales of other assets	70,936	113,771	88,942
Purchases of premises and equipment and lease equipment	(188,378)	(154,540)	(155,664)
Net cash acquired (paid) in business combinations	—	975,014	—
Other, net	17,626	(27,431)	20,935
Net cash provided by (used in) investing activities	(1,237,929)	666,876	(902,294)
Cash flows from financing activities
Net change in deposits	4,457,400	(901,522)	549,157
Net change in short-term borrowings	(2,051,721)	45,584	160
Proceeds from long-term borrowings	7,870,577	5,957,492	9,380,950
Payments on long-term borrowings	(8,855,775)	(5,499,669)	(9,182,536)
Payments on liabilities related to acquisition and portfolio purchase	—	(1,000)	(2,000)
Redemption of Series B preferred stock	—	—	(100,000)
Repurchases of common stock	(33,098)	(86,309)	(212,929)
Common shares sold to TCF employee benefit plans	—	—	715
Dividends paid on preferred stock	(9,975)	(9,975)	(11,588)
Dividends paid on common stock	(214,687)	(156,060)	(99,490)
Exercise of stock options	(23)	29	(997)
Payments related to tax-withholding upon conversion of share-based awards	(4,553)	(6,198)	(6,865)
Net investment by (distribution to) non-controlling interest	(9,098)	(9,691)	(10,638)
Net cash provided by (used in) financing activities	1,149,047	(667,319)	303,939
Net change in cash and due from banks	32,224	641,314	(34,725)
Cash and cash equivalents at beginning of period	1,228,371	587,057	621,782
Cash and cash equivalents at end of period	$1,260,595	$1,228,371	$587,057
Supplemental disclosures of cash flow information
Cash paid (received) for:
Interest on deposits and borrowings	$230,110	$269,474	$139,026
Income taxes, net	128,691	12,177	(26,308)
Noncash activities:
Transfer of loans and leases to other assets	45,394	88,716	105,247
Transfer of loans and leases from held-for-investment to held-for-sale, net	448,721	2,184,134	848,941
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

On August 1, 2019 (the "TCF/Chemical Merger Date"), TCF Financial Corporation, a Delaware corporation ("Legacy TCF"), merged with and into Chemical Financial Corporation, a Michigan corporation ("Chemical"), with Chemical continuing as the surviving legal corporation (the "TCF/Chemical Merger"). Immediately following the TCF/Chemical Merger, Chemical’s wholly owned bank subsidiary, Chemical Bank, a Michigan state-chartered bank, merged with and into Legacy TCF’s wholly owned bank subsidiary, TCF National Bank, a national banking association, with TCF National Bank ("TCF Bank") surviving the TCF/Chemical Merger. Upon completion of the TCF/Chemical Merger, Chemical was renamed TCF Financial Corporation. TCF Financial Corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Corporation"), is a financial holding company, headquartered in Detroit, Michigan. TCF Bank has its main office in Sioux Falls, South Dakota. References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis.

The TCF/Chemical Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, Legacy TCF was deemed the acquirer for financial reporting purposes, even though Chemical was the legal acquirer. Accordingly, Legacy TCF's historical financial statements are the historical financial statements of the combined company for all periods before the TCF/Chemical Merger Date. TCF's results of operations for 2019 include the results of operations of Chemical on and after August 1, 2019. Results for periods before August 1, 2019 reflect only those of Legacy TCF and do not include the results of operations of Chemical. The number of shares issued and outstanding, earnings per share, additional paid-in-capital, dividends paid and all references to share quantities of TCF have been retrospectively adjusted to reflect the equivalent number of shares issued to holders of Legacy TCF common stock in the TCF/Chemical Merger. See "Note 3. Business Combinations" for further information. In addition, the assets and liabilities of Chemical as of the TCF/Chemical Merger Date have been recorded at their estimated fair value and added to those of Legacy TCF.

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

ASC 805 affords a measurement period beyond the acquisition date that allows the opportunity to finalize the acquisition accounting in the event that new information is identified that existed as of the acquisition date but was not known or available at that time. This measurement period ends on the earlier of one year after the acquisition or the date information about the facts and circumstances that existed at the acquisition are available. The Corporation recorded the estimate of fair value based on initial valuations available at the TCF/Chemical Merger Date and these estimates were considered preliminary as of September 30, 2019, and subject to adjustment for up to one year after the TCF/Chemical Merger Date. While the Corporation believes that the information available on the TCF/Chemical Merger Date provided a reasonable basis for estimating fair value, following the TCF/Chemical Merger, the Corporation obtained additional information and evidence and then finalized all valuations and recorded final adjustments during the first quarter of 2020.

In determining the estimated fair value of assets acquired as part of the TCF/Chemical Merger, including the estimated fair value of acquired loans and leases and a core deposit intangible, management relied on a framework of internal controls in place to evaluate the relevance and reliability of key inputs and assumptions used in the fair value and to ensure the mathematical accuracy used to determine an appropriate fair value. Acquired loans and leases were valued using a discounted cash flow methodology with adjustments to contractual cash flows for probability of default, loss given default, discount rates and prepayments rates. Management based the assumptions used on historical data or available market information. The fair value of the core deposit intangible was estimated under the income approach based on discounted net cash flows. This estimate was determined by projecting net cash flow benefits derived from estimating costs to carry deposits compared to alternative funding costs, and includes key assumptions related to deposit interest rates, customer attrition rates, costs of alternative funding, discount rate, and net maintenance costs.

These assumptions were based on both internal data and available market information. Management reviewed the relevance and reliability of key valuation inputs used to support key assumptions. In cases where management utilized a third-party to assist with the valuation, management assessed the qualifications of the third-party and reviewed all outputs provided by the third-party for reasonableness. See "Note 3. Business Combinations" for further information.

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

The Corporation may choose to elect the fair value measurement option on eligible financial instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. At December 31, 2020 and 2019, the Corporation had elected the fair value option on certain loans, primarily residential mortgage loans, it originates for the purpose of selling in secondary markets. The Corporation has not elected the fair value option for any other financial assets or liabilities as of December 31, 2020.

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

The impairment for all other consumer and commercial loans and leases is evaluated collectively by various characteristics. The collective evaluation of expected losses in these portfolios is based on their probability of default multiplied by the loss given default and the exposure at default (representing the estimated outstanding principal balance of the loans and leases upon default) on an undiscounted basis, as well as adjustments for forward-looking information, including industry and macroeconomic conditions. Management's current methodology for the quantitative component of the collective evaluation of expected losses utilizes a single economic forecast scenario over a twenty-four month reasonable and supportable forecast period with a twelve month straight line reversion to historical loss rates. Factors utilized in the determination of the amount of the allowance include historical loss experience and measurement date credit risk characteristics such as product type, lien position, delinquency, collateral value, credit bureau scores, credit risk ratings and financial statement ratios. These quantitative factors, as well as qualitative factors such as adjustments for economic conditions and asset-specific risk characteristics to the extent they do not exist in the historical loss information, are reviewed quarterly. Adjustments are based on qualitative factors not reflected in the quantitative component and impact the measurement of expected credit losses.

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

The amount of the ACL significantly depends on management's estimates of key factors and assumptions affecting valuation, appraisals of collateral, evaluations of performance and status, the amounts and timing of future cash flows expected to be received, forecasts of future economic conditions and reversion periods. Such estimates, appraisals, evaluations, cash flows and forecasts may be subject to frequent adjustments due to changing financial and economic prospects of borrowers, lessees, properties or economic conditions. These estimates are reviewed quarterly and adjustments, if necessary, are recorded in the provision for credit losses in the periods in which they become known.

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

Management maintains a framework of controls over the estimation process for the ACL, including review of collective reserve methodologies for compliance with GAAP. Management has a quarterly process to review the appropriateness of historical observation periods and loss assumptions, risk ratings assigned to commercial loans and leases, and discount rate assumptions used to estimate the fair value of consumer real estate. Management reviews its qualitative framework and the effect on the collective reserve compared with relevant credit risk factors and consistency with credit trends. Management also maintains controls over the information systems, models and spreadsheets used in the quantitative components of the reserve estimate. This includes the quality and accuracy of historical data used to derive loss rates, the probability of default, loss given default, exposure at default, the inputs to industry and macroeconomic conditions and the reversion periods utilized. The results of this process are summarized and presented to management quarterly for their approval of the recorded allowance.

Prior to the adoption of ASU No. 2016-13, the allowance for credit losses was calculated in accordance with ASC Topic 310, "Receivables" and ASC Topic 450, "Contingencies". The allowance for credit losses were maintained at a level believed to be appropriate to provide for probable loan and lease losses incurred in the portfolio as of the balance sheet date, including known or anticipated problem loans and leases, as well as for loans and leases not known to require specific allowances. The collective evaluation of incurred losses was based on historical loss rates multiplied by the respective loss emergence periods.

See "Note 8.  Allowance for Credit Losses and Credit Quality" and the following details within "Recently Adopted Accounting Policies" for further information.

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

Investment Securities Held-to-Maturity Investment securities held-to-maturity are carried at cost and adjusted for amortization of premiums or accretion of discounts using a level yield method; however, transfers of investment securities available-for-sale to investment securities held-to-maturity are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of each transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held-to-maturity investment security. Such amounts are then amortized over the remaining life of the transferred investment security as an adjustment of the yield on those securities. The Corporation evaluates investment securities held-to-maturity for credit losses on a quarterly basis, and records any such losses as a component of provision for credit losses in the Consolidated Statements of Income and a corresponding ACL. At December 31, 2020 there was no ACL recorded. See "Note 6. Investment Securities" for further information on investment securities held-to-maturity.

Investment Securities Available-for-Sale Investment securities available-for-sale are carried at fair value with the unrealized gains or losses net of related deferred income taxes reported within accumulated other comprehensive income (loss). The cost of investment securities sold is determined on a specific identification basis and gains or losses on sales of investment securities available-for-sale are recognized on trade dates. Discounts and premiums on investment securities available-for-sale are amortized using a level yield method over the expected life of the security, or to the earliest call date for premiums on investment securities with call features. The Corporation evaluates investment securities available-for-sale for credit losses on a quarterly basis, and records any such losses as a component of provision for credit losses in the Consolidated Statements of Income and a corresponding ACL. At December 31, 2020 there was no ACL recorded. See "Note 6. Investment Securities" for further information on investment securities available-for-sale.

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

Loans and Leases Acquired in a Business Combination The Corporation records loans and leases acquired in a business combination at fair value at the acquisition date and the fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan or lease. An ALLL is also recorded following the Corporation's ACL accounting policy. Purchased and acquired loans and leases are evaluated at the acquisition date and classified as either (i) loans and leases purchased without evidence of deteriorated credit quality since origination, or (ii) loans and leases purchased that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, referred to as purchased financial assets with credit deterioration ("PCD") assets. In determining whether an acquired asset should be classified as PCD, the Corporation must make numerous assumptions, interpretations and judgments using internal and third-party credit quality information to determine whether or not the asset has experienced more-than-insignificant credit deterioration since origination. This is a point in time assessment and is inherently subjective due to the nature of the available information and judgment involved. Evidence of credit quality deterioration as of the acquisition date may include statistics such as past due and nonaccrual status, recent borrower credit scores and loan-to-value percentages. The ALLL estimated for PCD loans and leases as of the acquisition date is recorded as a gross-up of the loan or lease balance and the ALLL. Any remaining discount or premium after the gross-up is then recognized as an adjustment to yield over the remaining life of each PCD loan or lease. After the acquisition date, the accounting for acquired loans a leases, including PCD and non-PCD loans and leases, follows the same accounting guidance as loans and leases originated by the Corporation.

See "Note 8. Allowance for Credit Losses and Credit Quality" for further information on loans and leases.

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

Generally, when a loan or lease is placed on nonaccrual status, uncollected interest accrued in prior years is charged off against the allowance for loan and lease losses and interest accrued in the current year is reversed against interest income. For nonaccrual leases that have been discounted with third-party financial institutions on a non-recourse basis, the related liability is also placed on nonaccrual status. Interest payments received on loans and leases in nonaccrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible, in which case interest income is recognized on a cash basis. See "Note 8. Allowance for Credit Losses and Credit Quality" for further information on nonaccrual loans and leases.

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

Goodwill and Other Intangible Assets All assets and liabilities acquired in purchase acquisitions, including other intangibles, are initially recorded at fair value. Goodwill is recorded when the purchase price of an acquisition is greater than the fair value of net assets, including identifiable intangible assets. Goodwill is not amortized, but assessed for impairment annually at the reporting unit level. The Corporation has historically performed its annual assessment as of December 31st. As a result of the TCF/Chemical Merger, the Corporation has elected to perform its annual test in the fourth quarter utilizing September 30th financial data. The change in assessment date is not material to the financial statements and allows management more time to perform the analysis of the significant goodwill generated as a result of the TCF/Chemical Merger. Interim impairment analysis may be required if events occur or circumstances change that would more-likely-than-not reduce a reporting unit's fair value below its carrying amount. Other intangible assets are amortized on a straight-line basis or accelerated method over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize their carrying amounts.

When testing for goodwill impairment, the Corporation has the option to perform a qualitative assessment of goodwill. The Corporation may also elect to perform a quantitative test without first performing a qualitative analysis. If the qualitative assessment is performed and the Corporation concludes it is more-likely-than-not that a reporting unit's fair value is less than its carrying amount, a quantitative analysis is performed. The quantitative valuation methodology includes discounted cash flow and market analyses in determining the fair value of reporting units. If the fair value is less than the carrying amount, additional analysis is required to measure the amount of impairment. Impairment losses, if any, are recorded as a charge to other noninterest expense and an adjustment to the carrying value of goodwill.

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

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets is comprised of assets acquired through foreclosure, repossession or returned to the Corporation. These assets are initially recorded at the lower of the loan or lease carrying amount or fair value of the collateral less estimated selling costs at the time of transfer to real estate owned or repossessed and returned assets. The fair value of other real estate owned is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. The fair value of repossessed and returned assets is based on available pricing guides, auction results or price opinions, less estimated selling costs. Any carrying amount in excess of the fair value less estimated selling costs is charged off to the allowance for loan and lease losses upon transfer. Subsequently, if the fair value of an asset, less the estimated costs to sell, declines to less than the carrying amount of the asset, the shortfall is recognized in the period in which it becomes known and is included in foreclosed real estate and repossessed assets, net expense. Operating expenses of properties and recoveries on sales of other real estate owned are also recorded in noninterest expense within net foreclosed real estate and repossessed assets. Operating revenue from foreclosed property is included in other noninterest income. See "Note 8. Allowance for Credit Losses and Credit Quality" for further information on other real estate owned and repossessed and returned assets.

Investments in Qualified Affordable Housing Projects and Historic Projects The Corporation has investments in affordable housing limited liability entities that either operate qualified affordable housing projects or invest in other limited liability entities formed to operate affordable housing projects, which generally accounts for under the proportional amortization method. However, depending on circumstances, the effective yield, equity or cost methods may be utilized. The Corporation also has investments in historic projects, which are accounted for under the equity method. The amount of the investments, along with any unfunded equity contributions that are unconditional and legally binding, are recorded in other assets on the Consolidated Statements of Financial Condition. A liability for the unfunded equity contributions is recorded in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition. The tax credits and amortization of the investments are recorded as a component of income tax expense (benefit). Investments in affordable housing limited liability entities are considered VIEs because the Corporation, as a limited partner, lacks the power to direct the activities that most significantly impact the entities' economic performance. The Corporation has concluded it is not the primary beneficiary of the investments in affordable housing limited liability entities and therefore, they are not consolidated. The maximum exposure to loss on the VIE investments is limited to the carrying amount of the investments and the potential recapture of any recognized tax credits. The Corporation believes the likelihood of the tax credits being recaptured is remote, as a loss would require the managing entity to fail to meet certain government compliance requirements. Further, certain of the Corporation's investments in affordable housing limited liability entities include guaranteed minimum returns which are backed by an investment grade credit-rated company, which reduces the risk of loss. See "Note 13. Investments in Qualified Affordable Housing Projects and Historic Projects" for further information on investments in affordable housing limited liability entities.

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

The interest rate swap substantially offsets the change in fair value of the hedged underlying subordinated debt that is attributable to the changes in market risk. The gains and losses related to changes in the fair value of the interest rate swap, as well as the offsetting changes in fair value of the hedged debt, are recorded in interest on borrowings.

Net Investment Hedges  Forward foreign exchange contracts, which generally settle within 35 days, are used to manage the foreign exchange risk associated with the Corporation's net investment in TCF Commercial Finance Canada, Inc. ("TCFCFC"), a wholly-owned indirect Canadian subsidiary of TCF Bank. Changes in net investment hedges recorded within other comprehensive income (loss) are subsequently reclassified to other noninterest expense during the period in which the foreign investment is substantially liquidated or when other elements of the currency translation adjustment are reclassified to income.

Derivatives Not Designated as Hedges  The Corporation executes interest rate contracts with commercial banking customers to facilitate their respective risk management strategies. Those interest rate contracts are simultaneously hedged with offsetting interest rate contracts that the Corporation executes with a third party and generally settles through a central clearing house, minimizing the Corporation's net risk exposure. As the interest rate contracts do not meet hedge accounting requirements, changes in the fair value of both the customer contracts and the offsetting contracts are recorded in other noninterest income. These contracts have original fixed maturity dates ranging from 2 to 15 years.

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

Certain of the Corporation's forward foreign exchange contracts are not designated as hedges and are generally settled within 35 days. Changes in the fair value of these forward foreign exchange contracts are recorded in other noninterest expense.

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

During the second quarter of 2012, the Corporation sold its Visa® Class B stock. In conjunction with the sale, the Corporation and the purchaser entered into a derivative transaction whereby the Corporation may receive or be required to make cash payments whenever the conversion ratio of the Visa Class B stock into Visa Class A stock is adjusted. The fair value of this derivative has been determined using estimated future cash flows using probability weighted scenarios for multiple estimates of Visa's aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Changes, if any, in the valuation of this swap agreement, which has no determinable maturity date, are recorded in other noninterest expense. See "Note 19. Derivative Instruments" for further information on derivative instruments.

Bank-Owned Life Insurance The Corporation has life insurance policies on certain key officers of TCF Bank. The bank-owned life insurance policies of the Corporation were obtained through its merger with Chemical Bank in August 2019. Bank-owned life insurance is recorded at the cash surrender value, net of surrender charges, and is included within other assets on the Consolidated Statements of Financial Condition and tax-exempt income from the periodic changes in the cash surrender values are recorded as other noninterest income on the Consolidated Statements of Income. The total cash surrender value of the bank-owned life insurance policies totaled $177.0 million at December 31, 2020 and $167.6 million at December 31, 2019. Bank-owned life insurance income was $7.8 million and $1.5 million for the years ended December 31, 2020 and December 31, 2019, respectively.

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

Long-term Borrowings Long-term borrowings are comprised of subordinated debentures, long-term FHLB advances, discounted lease rentals, and finance lease obligations. See "Note 15. Borrowings" for further information.

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

In the preparation of income tax returns, tax positions are taken based on interpretation of income tax laws for which the outcome is uncertain. At each balance sheet date, management reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The benefits of tax positions are recorded in income tax expense (benefit) net of the estimates of ultimate amounts due or owed, including any applicable interest and penalties. Changes in the estimated amounts due or owed may result from closing of the statute of limitations on tax returns, new legislation, clarification of existing legislation through government pronouncements, judicial action and through the examination process. The Corporation's policy is to record interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit). See "Note 26. Income Taxes" for further information on income taxes.

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

Income tax benefits (detriments) related to stock compensation, where the fair value on vesting or exercise of the award is greater than (less than) the grant date value less any proceeds on exercise, are recognized in income tax expense (benefit). See "Note 22. Share-based Compensation" for further information on stock-based compensation.

Earnings Per Common Share The Corporation's restricted stock awards that pay non-forfeitable common stock dividends meet the criteria of a participating security. Accordingly, earnings per share is calculated using the two-class method under which earnings are allocated to both common shares and participating securities.

All shares of restricted stock are deducted from weighted-average shares outstanding for the computation of basic earnings per common share. Shares of performance-based restricted stock and restricted stock units are included in the calculation of diluted earnings per common share using the treasury stock method at the beginning of the quarter in which the performance goals have been achieved. All other shares of restricted stock, which vest over specified time periods, stock options and warrants are included in the calculation of diluted earnings per common share using the treasury stock method. See "Note 24. Earnings Per Common Share" for further information on earnings per share.

Accumulated Other Comprehensive Income (Loss) Comprehensive income of the Corporation includes net income and adjustments to shareholders' equity for changes in unrealized gains and losses on investment securities available-for-sale, interest only strips, and net investment hedges, as well as foreign currency translation adjustments and recognized postretirement prior service cost. All items included in comprehensive income are net of income taxes. The Corporation presents "Comprehensive income" as a component in the Consolidated Statements of Equity and the components of other comprehensive income (loss) separately in the Consolidated Statements of Comprehensive Income. See "Note 16. Accumulated Other Comprehensive Income (Loss)" for further information on accumulated other comprehensive income (loss).

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

CECL represents a significant change in GAAP and has resulted in a significant change to industry practice, which the Corporation expects will continue to evolve over time. Our adoption resulted in an ALLL as of January 1, 2020 that is larger than the ALLL that would have been recorded under the legacy guidance on the same date by $206.0 million in total for all portfolios. Approximately 20% of the increase relates to originated loans and leases, with the largest impact on the consumer segment given the longer duration of the portfolios. A significant portion of the increase is a result of new requirements to record ALLL related to acquired loans and leases, regardless of any credit mark previously recorded with respect to them. Approximately 80% of the increase relates to acquired loans and leases, which were recorded at estimated fair value at their respective acquisition date, the majority of which relate to loans and leases acquired in the TCF/Chemical Merger. Under legacy GAAP, credit marks were included in the determination of the fair value adjustments reflected as a discount to the carrying value of the loans, and an ALLL was not recorded on acquired loans and leases until evidence of credit deterioration existed post acquisition. However, upon adoption of CECL an ALLL is recorded for all acquired loans and leases based on the lifetime loss concept. Further, for acquired loans and leases that do not meet the definition of PCD, the credit and interest marks which existed from acquisition accounting as of December 31, 2019 will continue to accrete over the life of loan. For acquired loans that met the definition of PCI under legacy GAAP and converted to PCD at CECL adoption, the ALLL recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding ALLL, and therefore results in little to no impact to the cumulative effect adjustment to retained earnings. Prior to the adoption of CECL, PCI loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of loans previously classified as PCI were reclassified to nonaccrual loans as a result of the adoption of CECL. The adoption of CECL also resulted in an increase in the liability for unfunded lending commitments of $14.7 million. For other assets within the scope of the standard such as available-for-sale investment securities, held-to-maturity investment securities, and trade and other receivables, the impact from the standard was inconsequential. The cumulative tax effected adjustment to record ALLL and to increase the unfunded lending commitment liability resulted in a reduction to retained earnings of $159.3 million. Post-adoption, as loans and leases are added to the portfolio, the Corporation expects higher levels of ACL determined by CECL assumptions, resulting in accelerated recognition of provision for credit losses, as compared to historical results. In response to the COVID-19 pandemic, the regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for 2 years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the final rule issued by the regulatory agencies. Additional and modified disclosure requirements under CECL are included in "Note 6. Investment Securities" and "Note 8. Allowance for Credit Losses and Credit Quality."

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

The CARES Act includes a provision permitting the Corporation to opt out of applying TDR accounting guidance for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the President of the United States declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019 and meet the other requirements. On December 27, 2020, these provisions were extended to the earlier of January 1, 2022 or 60 days after the President of the United States declares a termination of the COVID-19 national emergency. The Corporation will first assess if a loan modification meets the qualifications. If the loan modification does not meet the qualification under the CARES Act, the Corporation will then assess applicability of the Interagency Statement on Loan Modifications offering practical expedients for short term modifications. Under both guidance principals, subsequent modifications must be re-evaluated for the appropriate accounting treatment. The Corporation will apply its existing accounting policies for those loans that either do not qualify for the relief under either the CARES Act or the Interagency Statement on Loan Modifications, or for which the Corporation has decided not to apply the relief.

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

Recently Issued Accounting Pronouncements

In October 2020, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2020-10, Codification Improvements, which is intended to clarify or correct the unintended application of the Codification of accounting guidance for a wide variety of topics. The adoption of this ASU will be required beginning with the Corporation's Quarterly Report on Form 10-Q for the quarter ending March 31, 2021. Early adoption is allowed. The adoption of this guidance will not have a material impact on the consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies the intent of certain updates that were included in ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The adoption of this ASU will be required beginning with the Corporation's Quarterly Report on Form 10-Q for the quarter ending March 31, 2021. Early adoption is allowed. The adoption of this guidance will not have a material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the complexity of accounting for certain financial instruments with characteristics of both debt and equity. The adoption of this ASU will be required beginning with the Corporation's Quarterly Report on Form 10-Q for the quarter ending March 31, 2022. Early adoption is allowed, but no earlier than the quarter ending March 31, 2021. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides a number of optional expedients to general accounting guidance intended to ease the burden of the accounting impacts of reference rate reform related to contract modifications and hedge accounting elections. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that the scope of Topic 848 includes derivative instruments that do not reference a rate that is expected to be discontinued but that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Adoption of the expedients is allowed after March 12, 2020 and no later than December 31, 2022. Management is currently evaluating the impact of this guidance on the consolidated financial statements.

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

Note 3. Business Combinations

Proposed Merger with Huntington Bancshares Incorporated

On December 13, 2020, TCF and Huntington Bancshares Incorporated ("Huntington") jointly announced the signing of a definitive merger agreement (the "TCF/Huntington Merger Agreement"). Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, TCF will merge into Huntington, with Huntington continuing as the surviving entity, with dual headquarters for banking operations in Detroit, Michigan and Columbus, Ohio. Huntington is headquartered in Columbus, Ohio with reported assets of $123.0 billion as of December 31, 2020. Under the terms of the TCF/Huntington Merger Agreement, TCF shareholders will receive 3.0028 shares of Huntington common stock for each share of TCF common stock. Holders of TCF common stock will receive cash in lieu of fractional shares. Each outstanding share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock of TCF will be converted into the right to receive one share of a newly created series of preferred stock of Huntington. Subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including approval of both TCF and Huntington shareholders, the transaction is anticipated to close in the second quarter of 2021.

TCF/Chemical Merger

As described in "Note 1. Basis of Presentation," on August 1, 2019, the Corporation completed the TCF/Chemical Merger with Legacy TCF.

The TCF/Chemical Merger was an all-stock transaction. Pursuant to the merger agreement, on the TCF/Chemical Merger Date, each holder of Legacy TCF common stock received 0.5081 shares (the "Exchange Ratio") of TCF's common stock for each share of Legacy TCF common stock held. Each outstanding share of common stock of Chemical remained outstanding and was unaffected by the TCF/Chemical Merger other than by the change of the Corporation’s name from Chemical Financial Corporation to TCF Financial Corporation. As of the effective time of the TCF/Chemical Merger on August 1, 2019, TCF Financial had approximately 153.5 million shares of common stock outstanding. On the TCF/Chemical Merger Date, the shares of Legacy TCF common stock, which previously traded under the ticker symbol "TCF" on the New York Stock Exchange (the "NYSE"), ceased trading on, and were delisted from, the NYSE. Following the TCF/Chemical Merger, TCF Financial common stock continues to trade on the Nasdaq Stock Market (“NASDAQ”), but its ticker symbol changed from "CHFC" to "TCF" effective August 1, 2019.

Pursuant to the merger agreement, each outstanding share of Legacy TCF 5.70% Series C Non-Cumulative Perpetual Preferred Stock, with a liquidation preference of $25,000 per share (the "Legacy TCF Preferred Stock") was converted into the right to receive one share of newly created 5.70% Series C Non-Cumulative Perpetual Preferred Stock of TCF, with a liquidation preference of $25,000 per share (the "New TCF Preferred Stock"), and each depository share representing 1/1000th of a share of Legacy TCF Preferred Stock was converted into one depositary share representing 1/1000th of a share of New TCF Preferred Stock. Immediately following the effective time of the TCF/Chemical Merger, as of August 1, 2019, TCF Financial had 7,000 shares of New TCF Preferred Stock outstanding and 7.0 million related depositary shares outstanding.

The TCF/Chemical Merger constituted a business combination and was accounted for as a reverse merger using the acquisition method of accounting, therefore, Legacy TCF was deemed the acquirer for financial reporting purposes even though Chemical was the legal acquirer. As a result, the historical financial statements of Legacy TCF became the historical financial statements of the combined company. In addition, the assets acquired, including the intangible assets identified, and assumed liabilities of Chemical as of the TCF/Chemical Merger Date, have been recorded at their estimated fair value and added to those of Legacy TCF. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

As the legal acquirer, Chemical (now TCF Financial Corporation) issued approximately 81.9 million shares of TCF Financial common stock in connection with the TCF/Chemical Merger, which represented approximately 53% of the voting interests in TCF Financial upon completion of the TCF/Chemical Merger. Guidance in Accounting Standards Codification ("ASC") 805-40-30-2 explains that the purchase price in a reverse acquisition is determined based on “the number of equity interests the legal acquiree would have had to issue to give the owners of the legal acquirer the same percentage equity interest in the combined entity that results from the reverse acquisition.” The first step in calculating the purchase price in the TCF/Chemical Merger is to determine the ownership of the combined company following the TCF/Chemical Merger. The table below summarizes the ownership of the combined company ("TCF Financial") following the TCF/Chemical Merger, as well as the market capitalization of the combined company using shares of Chemical and Legacy TCF common stock outstanding at July 31, 2019 and Chemical’s closing price on July 31, 2019.

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

The following table provides the purchase price allocation as of the TCF/Chemical Merger Date and the assets acquired and liabilities assumed at their estimated fair value as of the TCF/Chemical Merger Date as recorded by the Corporation. The Corporation recorded the estimate of fair value based on initial valuations available at the TCF/Chemical Merger Date and these estimates were considered preliminary as of September 30, 2019, and subject to adjustment for up to one year after the TCF/Chemical Merger Date. While the Corporation believes that the information available on the TCF/Chemical Merger Date provided a reasonable basis for estimating fair value, following the TCF/Chemical Merger, the Corporation obtained additional information and evidence and then finalized all valuations and recorded final adjustments during the first quarter of 2020. These adjustments included: (i) changes in the estimated fair value of loans and leases acquired, (ii) changes in deferred tax assets related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards and (iii) changes in goodwill as a result of the net effect of any adjustments.

(In thousands)
Purchase price consideration:
Stock	$3,018,556
Fair value of assets acquired(1):
Cash and cash equivalents	975,014
Federal Home Loan Bank and Federal Reserve Bank stocks	218,582
Investment securities	3,774,738
Loans held-for-sale	44,532
Loans and leases	15,713,399
Premises and equipment	140,219
Loan servicing rights	59,567
Other intangible assets	159,532
Net deferred tax asset(2)	65,685
Other assets	552,432
Total assets acquired	21,703,700
Fair value of liabilities assumed(1):
Deposits	16,418,215
Short-term borrowings	2,629,426
Long-term borrowings	442,323
Other liabilities	353,469
Total liabilities assumed	19,843,433
Fair value of net identifiable assets	1,860,267
Goodwill resulting from the TCF/Chemical Merger(1)	$1,158,289
(1)All amounts were previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following adjustments to fair value based on additional information obtained in the first quarter of 2020: (i) loans and leases ($17.2 million decrease), (ii) net deferred tax asset ($4.0 million increase), and (iii) goodwill resulting from the TCF/Chemical Merger ($13.2 million increase).
(2)Net deferred tax asset includes acquisition-related fair value adjustments, loss and tax credit carry forwards, mortgage servicing rights and core deposit and customer intangibles.

The final loan valuation adjustments also impacted interest income in the first quarter of 2020. Additional accretion of $2.4 million would have been recorded as interest income in the year ended December 31, 2019, had the final loan valuation been recorded at the TCF/Chemical Merger Date.

As described in more detail in "Note 2. Summary of Significant Accounting Policies", all Chemical loans and leases were recorded at their estimated fair value as of the TCF/Chemical Merger Date with no carryover of the related allowance for loan and lease losses. The acquired loans and leases were segregated into two classifications at acquisition, purchased credit impaired (“PCI”) loans accounted for under the provisions of Accounting Standards Codification ("ASC") Topic 310-30, and purchased nonimpaired loans and leases, also referred to as purchased loans and leases. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield and is accreted into interest income over the estimated remaining life of the loan using the effective yield method. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayment and estimates of future credit losses expected to be incurred, is referred to the nonaccretable difference.

Information regarding acquired loans and leases included in loans and leases acquired at the TCF/Chemical Merger Date was as follows:

(In thousands)
PCI loans:
Contractually required payments receivable	$413,176
Nonaccretable difference	(63,014)
Expected cash flows	350,162
Accretable yield	38,479
Fair value of PCI loans	$311,683

Purchased nonimpaired loans and leases:
Unpaid principal balance	$15,636,020
Fair value discount	(234,304)
Fair value at acquisition	15,401,716
Total fair value at acquisition	$15,713,399

Supplemental disclosures of cash flow information related to investing and financing activities regarding the TCF/Chemical Merger are as follows for the year ended December 31, 2019:

(In thousands)
Business combination
Fair value of tangible assets acquired(1)	$21,484,601
Goodwill, loan servicing rights and other identifiable intangible assets acquired(1)	1,377,388
Liabilities assumed	19,843,433
Common stock and stock options converted	3,018,556
(1)All amounts were previously reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following adjustments to fair value based on additional information obtained in the first quarter of 2020: (i) loans and leases ($17.2 million decrease), (ii) net deferred tax asset ($4.0 million increase), and (iii) goodwill resulting from the TCF/Chemical Merger ($13.2 million increase).

Other intangible assets consisted of core deposits and customer relationship intangibles with estimated fair values at the TCF/Chemical Merger Date of $138.2 million and $21.3 million, respectively. Core deposit intangibles are being amortized over a weighted-average life of ten years on an accelerated basis. Customer relationship intangibles are being amortized over a weighted-average life of 15.6 years based on expected economic benefits of the underlying intangible assets. The weighted-average life of amortizable intangibles acquired in the TCF/Chemical Merger was 11 years.

As a result of the TCF/Chemical Merger, the Corporation recorded $1.2 billion of goodwill. Of the $1.2 billion, $528.0 million was attributable to Consumer Banking and $630.3 million was attributable to Commercial Banking. The goodwill recorded is not deductible for income tax purposes.

Pro Forma Combined Results of Operations (Unaudited) The following pro forma financial information presents the consolidated results of operations of Legacy TCF and Chemical as if the TCF/Chemical Merger had occurred as of January 1, 2018 with pro forma adjustments. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (amortization of premium) associated with the fair value adjustments to acquired loans and leases, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustments to acquired time deposits and borrowings and other debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2018. Merger-related expenses incurred by TCF at the effective date of the TCF/Chemical Merger or subsequent to the TCF/Chemical Merger are not reflected in the pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had Legacy TCF merged with Chemical at the beginning of 2018. Anticipated cost savings that have not yet been realized are also not reflected in the pro forma amounts for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018
Net interest income and other noninterest income	$2,225,244	$2,228,154
Net income	587,335	590,594
Net income available to common shareholders	577,360	575,525
Earnings per share:
Basic	$3.77	$3.70
Diluted	3.75	3.67

Note 4.  Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. Total cash and cash equivalents were $1.3 billion and $1.2 billion at December 31, 2020 and 2019, respectively.

As of March 26, 2020, TCF Bank was no longer required by Federal Reserve regulations to maintain reserves in cash on hand or at the Federal Reserve Bank.

The Corporation maintains cash balances that are restricted as to their use in accordance with certain obligations. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. The Corporation may also retain cash balances for collateral on certain borrowings and derivatives. The Corporation maintained restricted cash totaling $95.1 million and $68.6 million at December 31, 2020 and 2019, respectively.

Note 5. Federal Home Loan Bank and Federal Reserve Bank Stocks

Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stocks were as follows:

	At December 31,
(In thousands)	2020	2019
FHLB stock, at cost	$196,457	$318,473
FRB stock, at cost	123,979	123,967
Total investments	$320,436	$442,440

The investments in FHLB stock are required investments related to the Corporation's membership and borrowings from the FHLB of Des Moines, and additional commitments from the FHLB of Indianapolis and Cincinnati. The Corporation's investments in the FHLB of Des Moines, Indianapolis and Cincinnati could be adversely impacted by the financial operations of the Federal Home Loan Banks and actions of their regulator, the Federal Housing Finance Agency. The amount of FRB stock that TCF Bank is required to hold is based on TCF Bank's capital structure. The Corporation periodically evaluates investments for impairment. There was no impairment of these investments in 2020, 2019 and 2018.

Note 6.  Investment Securities

The amortized cost and fair value of investment securities were as follows:

	Investment Securities Available-for-sale, At Fair Value
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2020
Debt securities:
Obligations of states and political subdivisions	$827,191	$44,077	$1,087	$870,181
Government and government-sponsored enterprises	196,560	153	813	195,900
Mortgage-backed securities:
Residential agency	6,151,511	157,955	1,388	6,308,078
Residential non-agency	156,865	2,819	2	159,682
Commercial agency	669,235	39,715	999	707,951
Commercial non-agency	39,358	3,072	—	42,430
Total mortgage-backed debt securities	7,016,969	203,561	2,389	7,218,141
Corporate debt and trust preferred securities	453	48	—	501
Total investment securities available-for-sale	$8,041,173	$247,839	$4,289	$8,284,723
At December 31, 2019
Debt securities:
Obligations of states and political subdivisions	$852,096	$12,446	$687	$863,855
Government and government-sponsored enterprises	235,045	18	678	234,385
Mortgage-backed securities:
Residential agency	4,492,427	68,797	6,103	4,555,121
Residential non-agency	374,046	1,166	616	374,596
Commercial agency	645,814	8,639	2,049	652,404
Commercial non-agency	39,398	17	205	39,210
Total mortgage-backed debt securities	5,551,685	78,619	8,973	5,621,331
Corporate debt and trust preferred securities	451	—	21	430
Total investment securities available-for-sale	$6,639,277	$91,083	$10,359	$6,720,001

	Investment Securities Held-to-Maturity
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2020
Residential agency mortgage-backed securities	$180,946	$9,267	$72	$190,141
Corporate debt and trust preferred securities	3,413	—	—	3,413
Total investment securities held-to-maturity(1)	$184,359	$9,267	$72	$193,554
At December 31, 2019
Residential agency mortgage-backed securities	$135,769	$5,576	$177	$141,168
Corporate debt and trust preferred securities	3,676	—	—	3,676
Total investment securities held-to-maturity	$139,445	$5,576	$177	$144,844
(1)The adoption of CECL was inconsequential to held-to-maturity investment securities. At December 31, 2020 there was no ACL for investment securities held-to-maturity.

Accrued interest receivable for investment securities was $20.6 million and $21.6 million at December 31, 2020 and 2019, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

Gross unrealized losses and fair value of available-for-sale investment securities aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Government and government sponsored enterprises	$139,940	$813	$—	$—	$139,940	$813
Obligations of states and political subdivisions	78,241	1,087	—	—	78,241	1,087
Mortgage-backed securities:
Residential agency	426,171	1,388	—	—	426,171	1,388
Residential non-agency	1,529	2	—	—	1,529	2
Commercial agency	96,667	999	—	—	96,667	999
Commercial non-agency	—	—	—	—	—	—
Total mortgage-backed debt securities	524,367	2,389	—	—	524,367	2,389
Total investment securities available-for-sale	$742,548	$4,289	$—	$—	$742,548	$4,289

	At December 31, 2019
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Government and government sponsored enterprises	$226,177	$678	$—	$—	$226,177	$678
Obligations of states and political subdivisions	60,639	687	—	—	60,639	687
Mortgage-backed securities:
Residential agency	667,511	3,586	200,534	2,517	868,045	6,103
Residential non-agency	140,403	616	—	—	140,403	616
Commercial agency	176,880	2,049	—	—	176,880	2,049
Commercial non-agency	25,560	205	—	—	25,560	205
Total mortgage-backed debt securities	1,010,354	6,456	200,534	2,517	1,210,888	8,973
Corporate debt and trust preferred securities	430	21	—	—	430	21
Total investment securities available-for-sale	$1,297,600	$7,842	$200,534	$2,517	$1,498,134	$10,359

The adoption of CECL was inconsequential to available-for-sale investment securities. At December 31, 2020 there was no ACL for investment securities available-for-sale. At December 31, 2020 there were 176 available-for-sale investment securities in an unrealized loss position. Management assessed each investment security with unrealized losses for credit impairment. Substantially all unrealized losses on investment securities available-for-sale were due to credit spreads and interest rates rather than credit impairment. As part of that assessment management evaluated and concluded that it is more-likely-than-not that the Corporation will not be required and does not intend to sell any of the investment securities prior to recovery of the amortized cost.

The gross gains and losses on sales of investment securities were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Gross realized gains	$2,310	$10,877	$1,148
Gross realized losses	—	3,491	1,021
Recoveries on previously impaired investment securities held-to-maturity	28	39	221
Net gains on investment securities	$2,338	$7,425	$348

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

	At December 31,
	2020		2019
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities Available-for-Sale
Due in one year or less	$45,912	$46,163	$66,124	$66,112
Due in 1-5 years	163,346	168,125	191,364	192,065
Due in 5-10 years	681,135	720,239	547,813	555,523
Due after 10 years	7,150,780	7,350,196	5,833,976	5,906,301
Total investment securities available-for-sale	$8,041,173	$8,284,723	$6,639,277	$6,720,001
Investment Securities Held-to-Maturity
Due in one year or less	$400	$400	$—	$—
Due in 1-5 years	2,150	2,150	3,550	3,550
Due in 5-10 years	46	51	58	64
Due after 10 years	181,763	190,953	135,837	141,230
Total investment securities held-to-maturity	$184,359	$193,554	$139,445	$144,844

At December 31, 2020 and 2019, investment securities with a carrying value of $1.0 billion and $627.0 million, respectively, were pledged as collateral to secure certain deposits and borrowings.

Note 7.  Loans and Leases

Loans and leases were as follows:

	At December 31,
(In thousands)	2020	2019
Commercial loan and lease portfolio:
Commercial and industrial(1)	$11,422,383	$11,439,602
Commercial real estate	9,702,587	9,136,870
Lease financing	2,817,231	2,699,869
Total commercial loan and lease portfolio	23,942,201	23,276,341
Consumer loan portfolio:
Residential mortgage	6,182,045	6,179,805
Home equity	3,108,736	3,498,907
Consumer installment	1,233,426	1,542,411
Total consumer loan portfolio	10,524,207	11,221,123
Total loans and leases(2)	$34,466,408	$34,497,464
(1)Includes $1.6 billion of PPP loans at December 31, 2020.
(2)Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $(118.6) million and $(201.5) million at December 31, 2020 and 2019, respectively.

Accrued interest receivable for loans and leases was $93.6 million and $106.5 million at December 31, 2020 and December 31, 2019, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

Acquired Loans and Leases The Corporation acquires loans and leases through business combinations and purchases of loan and lease portfolios. These loans and leases are recorded at fair value at acquisition and the fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan or lease. The Corporation purchased jumbo residential mortgage loans at their fair value of $1.1 billion during the year ended December 31, 2020, none of which qualified as PCD loans.

See "Note 2. Summary of Significant Accounting Policies" for further acquired loans and leases policy information.

Leases The components of the net investment in direct financing and sales-type leases were as follows:

	At December 31,
(In thousands)	2020	2019
Carrying amount	$2,893,070	$2,794,212
Unguaranteed residual assets	170,930	152,030
Net direct fees and costs and unearned income	(246,769)	(246,373)
Total net investment in direct financing and sales-type leases	$2,817,231	$2,699,869

The carrying amount of the sales-type and direct financing leases subject to residual value guarantees was $344.3 million and $277.1 million at December 31, 2020 and December 31, 2019, respectively.

The components of total lease income were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Interest and fees on loans and leases (Interest income):
Interest income on net investment in direct financing and sales-type leases	$133,272	$131,547
Leasing revenue (Noninterest income):
Lease income from operating lease payments	95,530	100,975
Profit (loss) recorded on commencement date on sales-type	21,556	35,694
Gain (losses) on sales of leased equipment	25,637	27,049
Leasing revenue	142,723	163,718
Total lease income	$275,995	$295,265

Lease financing equipment depreciation on equipment leased to others was $73.2 million and the net book value of equipment leased to others and related initial direct costs under operating leases was $326.9 million at December 31, 2020. Lease financing equipment depreciation on equipment leased to others was $76.4 million and the net book value of equipment leased to others and related initial direct costs under operating leases was $289.7 million at December 31, 2019.

Undiscounted future minimum lease payments receivable for direct financing and sales-type leases, and a reconciliation to the carrying amount recorded at December 31, 2020 were as follows:

(In thousands)
2021	$288,066
2022	408,137
2023	549,555
2024	589,430
2025	511,514
Thereafter	311,070
Equipment under leases not yet commenced	30,782
Total undiscounted future minimum lease payments receivable for direct financing and sales-type leases	2,688,554
Third-party residual value guarantees	204,516
Total carrying amount of direct financing and sales-type leases	$2,893,070

Undiscounted future minimum lease payments expected to be received for operating leases at December 31, 2020 were as follows:

(In thousands)
2021	$75,689
2022	54,222
2023	33,560
2024	15,660
2025	5,042
Thereafter	1,957
Total undiscounted future minimum lease payments	$186,130

Loan and Lease Sales The following table summarizes the net gains on sales of loans and leases. The Corporation retains servicing on a majority of loans sold. See "Note 11. Loan Servicing Rights" for further information.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Sale proceeds, net	$2,556,022	$2,951,445	$1,275,960
Recorded investment in loans and leases sold, including accrued interest	2,446,969	2,888,408	1,238,018
Changes in fair value of loans held-for-sale and related derivative instruments, capitalized servicing and other	(22,277)	(36,729)	(4,247)
Net gains on sales of loans and leases	$86,776	$26,308	$33,695

During 2019, the Corporation completed the sale of the Legacy TCF auto finance portfolio of $1.1 billion, which had previously been included within loans held-for-sale, resulting in a $27.5 million loss for the year, included in net gains on sales of loans and leases.

The remaining interest-only strips on the balance sheet related to loan sales were as follows:

	At December 31,
(In thousands)	2020	2019
Interest-only strips	$7,823	$12,813

We recorded $224 thousand, $62 thousand and $661 thousand of impairment charges on interest-only strips in 2020, 2019 and 2018, respectively.

The Corporation's agreements to sell consumer loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification in the event we breach these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. Losses related to repurchases pursuant to such representations, warranties and covenants were immaterial for 2020, 2019 and 2018.

Note 8.  Allowance for Credit Losses and Credit Quality

Effective January 1, 2020, the Corporation adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related ASUs on a modified retrospective basis. Financial information at December 31, 2020 reflects this adoption, and historical financial information disclosed is in accordance with ASC Topic 310 and ASC Topic 450.

Allowance for Credit Losses The rollforwards of the allowance for credit losses were as follows:

(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total Allowance for Loans and Leases	Reserve for Unfunded Lending Commitments(1)	Total Allowance for Credit Losses
Year ended December 31, 2020
Balance, beginning of period	$28,572	$84,480	$113,052	$3,528	$116,580
Impact of CECL adoption	107,337	98,655	205,992	14,707	220,699
Adjusted balance, beginning of period	135,909	183,135	319,044	18,235	337,279
Charge-offs	(23,270)	(63,245)	(86,515)	—	(86,515)
Recoveries	15,527	25,905	41,432	—	41,432
Net (charge-offs) recoveries	(7,743)	(37,340)	(45,083)	—	(45,083)
Provision for credit losses(2)	8,773	243,300	252,073	5,078	257,151
Other	(45)	(121)	(166)	—	(166)
Balance, end of period	$136,894	$388,974	$525,868	$23,313	$549,181
Year ended December 31, 2019
Balance, beginning of period	$80,017	$77,429	$157,446	$1,428	$158,874
Charge-offs	(50,480)	(47,455)	(97,935)	—	$(97,935)
Recoveries	23,653	6,731	30,384	—	30,384
Net (charge-offs) recoveries	(26,827)	(40,724)	(67,551)	—	(67,551)
Provision for credit losses(2)	17,492	47,790	65,282	233	65,515
Other(3)	(42,110)	(15)	(42,125)	—	(42,125)
Addition due to merger	—	—	—	1,867	1,867
Balance, end of period	$28,572	$84,480	$113,052	$3,528	$116,580
Year ended December 31, 2018
Balance, beginning of period	$98,085	$72,956	$171,041	$1,479	$172,520
Charge-offs	(64,520)	(20,208)	(84,728)	—	$(84,728)
Recoveries	26,487	3,216	29,703	—	$29,703
Net (charge-offs) recoveries	(38,033)	(16,992)	(55,025)	—	(55,025)
Provision for credit losses(2)	24,851	21,917	46,768	(51)	$46,717
Other(3)	(4,886)	(452)	(5,338)	—	(5,338)
Balance, end of period	$80,017	$77,429	$157,446	$1,428	$158,874
(1)RULC is recognized within other liabilities.
(2)As a result of the adoption of CECL, effective January 1, 2020, the provision for credit losses includes the provision for unfunded lending commitments that was previously included within other noninterest expense.
(3)Primarily includes the transfer of the allowance for credit losses to loans and leases held-for-sale.

Management considers our ACL of $549.2 million, or 1.59% of total loans and leases, appropriate to cover current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at December 31, 2020, including loans and leases which are not currently known to require specific allowances. The increase in ACL and the ACL as a percentage of total loans and leases from December 31, 2019 was primarily due to the adoption of CECL at January 1, 2020, and the impact of COVID-19. During 2020 the COVID-19 pandemic had a negative impact on current and forecasted macroeconomic conditions and created uncertainty around the performance of certain sectors that have been more heavily impacted, including motor coach, shuttle bus, hotel, retail commercial real estate, franchise, retail trade and fitness. In the fourth quarter of 2020, we began to see improvement in current and forecasted macro-economic conditions, however, these improvements were offset by continued uncertainty around the performance of sectors more heavily impacted by COVID-19. PPP loans are individually guaranteed by the Small Business Administration and therefore the accounting under CECL does not require reserves to be recorded on such loans.

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

(In thousands)	Current	30-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Nonaccrual(1)	Total
At December 31, 2020
Commercial loan and lease portfolio:
Commercial and industrial	$11,119,453	$42,033	$1,458	$11,162,944	$259,439	$11,422,383
Commercial real estate	9,453,743	94,383	22	9,548,148	154,439	9,702,587
Lease financing	2,695,356	27,118	3,935	2,726,409	90,822	2,817,231
Total commercial loan and lease portfolio	23,268,552	163,534	5,415	23,437,501	504,700	23,942,201
Consumer loan portfolio:
Residential mortgage	6,065,379	17,048	1,965	6,084,392	97,653	6,182,045
Home equity	3,008,450	30,840	63	3,039,353	69,383	3,108,736
Consumer installment	1,224,059	3,801	—	1,227,860	5,566	1,233,426
Total consumer loan portfolio	10,297,888	51,689	2,028	10,351,605	172,602	10,524,207
Total	$33,566,440	$215,223	$7,443	$33,789,106	$677,302	$34,466,408
At December 31, 2019
Commercial loan and lease portfolio:
Commercial and industrial	$11,283,832	$29,780	$331	$11,313,943	$53,812	$11,367,755
Commercial real estate	8,993,360	10,291	1,440	9,005,091	29,735	9,034,826
Lease financing	2,662,354	24,657	1,901	2,688,912	10,957	2,699,869
Total commercial loan and lease portfolio	22,939,546	64,728	3,672	23,007,946	94,504	23,102,450
Consumer loan portfolio:
Residential mortgage	6,056,817	17,245	559	$6,074,621	38,577	$6,113,198
Home equity	3,434,771	22,568	—	3,457,339	35,863	3,493,202
Consumer installment	1,536,714	4,292	108	1,541,114	714	1,541,828
Total consumer loan portfolio	11,028,302	44,105	667	11,073,074	75,154	11,148,228
Purchased credit impaired loans(1)	217,206	3,843	25,737	246,786	$—	246,786
Total	$34,185,054	$112,676	$30,076	$34,327,806	$169,658	$34,497,464
(1)Prior to the adoption of CECL as of January 1, 2020, purchased credit impaired loans were not classified as nonaccrual loans because they were recorded at their net realizable value based on the principal and interest expected to be collected on the loans. At January 1, 2020, $73.4 million of previous purchased credit impaired loans were reclassified to nonaccrual loans as a result of the adoption of CECL.

The Corporation's nonaccrual loans and leases were as follows:

	At December 31,
	2020		2019
(In thousands)	Total nonaccrual	Nonaccrual with no ACL	Total nonaccrual
Commercial loan and lease portfolio:
Commercial and industrial	$259,439	$55,773	$53,812
Commercial real estate	154,439	79,203	29,735
Lease financing	90,822	—	10,957
Total commercial loan and lease portfolio	504,700	134,976	94,504
Consumer loan portfolio:
Residential mortgage	97,653	49	38,577
Home equity	69,383	23	35,863
Consumer installment	5,566	3,531	714
Total consumer loan portfolio	172,602	3,603	75,154
Total	$677,302	$138,579	$169,658

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At December 31, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$874	$50	$94	$13	$—	$52	$375	$—	$1,458
Commercial real estate	—	—	—	—	—	22	—	—	22
Lease financing	1,286	975	680	463	392	139	—	—	3,935
Total commercial loan and lease portfolio	2,160	1,025	774	476	392	213	375	—	5,415
Consumer loan portfolio:
Residential mortgage	85	134	—	—	—	1,746	—	—	1,965
Home equity	—	—	—	—	—	27	36	—	63
Consumer installment	—	—	—	—	—	—	—	—	—
Total consumer loan portfolio	85	134	—	—	—	1,773	36	—	2,028
Total 90 days or more delinquent and accruing	$2,245	$1,159	$774	$476	$392	$1,986	$411	$—	$7,443

Nonaccrual loans and leases by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At December 31, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$26,109	$61,595	$60,686	$29,360	$17,669	$23,644	$40,364	$12	$259,439
Commercial real estate	5,194	4,835	14,452	53,934	21,667	54,357	—	—	154,439
Lease financing	3,190	27,412	26,348	15,184	8,601	8,145	—	1,942	90,822
Total commercial loan and lease portfolio	34,493	93,842	101,486	98,478	47,937	86,146	40,364	1,954	504,700
Consumer loan portfolio:
Residential mortgage	2,631	9,177	16,391	4,172	2,812	62,470	—	—	97,653
Home equity	889	1,449	530	379	223	5,149	59,826	938	69,383
Consumer installment	33	267	181	281	575	4,060	169	—	5,566
Total consumer loan portfolio	3,553	10,893	17,102	4,832	3,610	71,679	59,995	938	172,602
Total nonaccrual loans and leases	$38,046	$104,735	$118,588	$103,310	$51,547	$157,825	$100,359	$2,892	$677,302

The average balance of nonaccrual loans and leases and interest income recognized on nonaccrual loans and leases were as follows:

	Year Ended December 31,
	2020		2019		2018
(In thousands)	Average Loan and Lease Balance(1)	Interest Income Recognized(1)	Average Loan and Lease Balance	Interest Income Recognized	Average Loan and Lease Balance	Interest Income Recognized
Commercial loan and lease portfolio:
Commercial and industrial	$156,626	$10,288	$39,937	$1,844	$18,510	$324
Commercial real estate	92,087	11,562	17,127	2,435	5,652	—
Lease financing	50,889	244	9,474	152	9,120	76
Total commercial loan and lease portfolio	299,602	22,094	66,538	4,431	33,282	400
Consumer loan portfolio:
Residential mortgage	68,115	3,342	35,843	640	47,529	680
Home equity	52,623	6,034	30,759	406	7,974	—
Consumer installment	3,140	299	4,648	37	23,465	271
Total consumer loan portfolio	123,878	9,675	71,250	1,083	78,968	951
Total nonaccrual loans and leases	$423,480	$31,769	$137,788	$5,514	$112,250	$1,351
(1)At January 1, 2020, $73.4 million of previously purchased credit impaired loans were reclassified to nonaccrual loans as a result of the adoption of CECL. Beginning January 1, 2020, interest income, including the related purchase accounting accretion and amortization is included related to these loans.

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

The amortized cost basis of loans and leases by credit risk classifications and year of origination was as follows:

	Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases(1)	Revolving Loans and Leases Converted to Term Loans and Leases(2)
At December 31, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial
Pass	$3,282,275	$1,877,468	$994,081	$547,940	$357,567	$316,557	$3,286,687	$48,079	$10,710,654
Special mention	13,377	66,485	46,174	34,959	4,661	6,733	94,338	858	267,585
Substandard	28,908	69,510	94,227	48,246	52,944	29,295	120,738	276	444,144
Total commercial and industrial	3,324,560	2,013,463	1,134,482	631,145	415,172	352,585	3,501,763	49,213	11,422,383
Commercial real estate
Pass	1,361,117	2,193,489	1,877,374	1,211,426	683,612	1,480,027	—	—	8,807,045
Special mention	17,745	78,236	53,087	197,935	79,540	104,473	—	—	531,016
Substandard	6,995	53,079	31,930	124,728	57,221	90,573	—	—	364,526
Total commercial real estate	1,385,857	2,324,804	1,962,391	1,534,089	820,373	1,675,073	—	—	9,702,587
Lease financing
Pass	1,013,374	715,327	393,644	226,818	109,992	30,620	23,806	167,726	2,681,307
Special mention	4,050	9,871	3,897	4,870	1,484	1,001	—	8,911	34,084
Substandard	6,440	29,040	27,579	16,150	9,360	8,635	7	4,629	101,840
Total lease financing	1,023,864	754,238	425,120	247,838	120,836	40,256	23,813	181,266	2,817,231
Total commercial	5,734,281	5,092,505	3,521,993	2,413,072	1,356,381	2,067,914	3,525,576	230,479	23,942,201
Consumer loan portfolio:
Residential mortgage
Pass	2,011,791	1,047,735	604,127	435,617	439,816	1,539,779	—	—	6,078,865
Special mention	—	—	—	—	—	112	—	—	112
Substandard	3,292	9,311	17,268	4,601	3,814	64,782	—	—	103,068
Total residential mortgage	2,015,083	1,057,046	621,395	440,218	443,630	1,604,673	—	—	6,182,045
Home equity
Pass	23,066	51,448	48,092	39,834	29,071	126,147	2,703,354	7,753	3,028,765
Substandard	940	1,469	579	515	424	8,354	66,590	1,100	79,971
Total home equity	24,006	52,917	48,671	40,349	29,495	134,501	2,769,944	8,853	3,108,736
Consumer installment
Pass	206,994	371,924	192,067	185,051	119,663	127,252	24,043	67	1,227,061
Substandard	247	1,179	680	887	909	2,086	377	—	6,365
Total consumer installment	207,241	373,103	192,747	185,938	120,572	129,338	24,420	67	1,233,426
Total consumer	2,246,330	1,483,066	862,813	666,505	593,697	1,868,512	2,794,364	8,920	10,524,207
Total loans and leases	$7,980,611	$6,575,571	$4,384,806	$3,079,577	$1,950,078	$3,936,426	$6,319,940	$239,399	$34,466,408
(1)This balance includes $23.8 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease is provided over time, and additional amounts are required to be provided to the respective lessees in future accounting periods.
(2)This balance includes $230.5 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease was provided over time, and all equipment required by the lease has been provided to the respective lessees in current or previous accounting periods.

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

Troubled Debt Restructurings In certain circumstances, the Corporation may consider modifying the terms of a loan for economic or legal reasons related to the customer's financial difficulties. If the Corporation grants a concession, the modified loan would generally be classified as a TDR. However, Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications provide banks the option to temporarily suspend the application of TDR accounting guidance for loans modified due to the effects of COVID-19 when certain conditions are met. See "Note 2. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for information regarding recent updated guidance on TDR accounting provided by the CARES Act and Interagency guidance. TDRs typically involve a deferral of the principal balance of the loan, a reduction of the stated interest rate of the loan or, in certain limited circumstances, a reduction of the principal balance of the loan or the loan's accrued interest.

The following table presents the recorded investment of loan modifications first classified as TDRs during the periods presented:

	Year Ended December 31,
	2020		2019		2018
(In thousands)	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment
Commercial loan and lease portfolio:
Commercial and industrial	$4,136	$3,956	$5,347	$5,347	$7,253	$7,253
Commercial real estate	41,902	41,902	35,997	35,997	5,228	5,228
Total commercial loan and lease portfolio	46,038	45,858	41,344	41,344	12,481	12,481
Consumer loan portfolio:
Residential mortgage	11,550	11,485	6,053	5,912	5,333	5,259
Home equity	5,269	5,210	4,144	4,089	2,182	2,181
Consumer installment	533	442	217	183	1,052	1,052
Total consumer loan portfolio	17,352	17,137	10,414	10,184	8,567	8,492
Total	$63,390	$62,995	$51,758	$51,528	$21,048	$20,973

The following table presents TDR loans:

	At December 31,
	2020			2019
(In thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$35,697	$23,575	$59,272	$12,986	$5,356	$18,342
Consumer loan portfolio	16,658	22,804	39,462	12,403	14,875	27,278
Total	$52,355	$46,379	$98,734	$25,389	$20,231	$45,620

Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $2.6 million at December 31, 2020 and $638 thousand at December 31, 2019.

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

	Year Ended December 31,
(In thousands)	2020	2019	2018
Defaulted TDR loan balances modified during the applicable period
Commercial loan and lease portfolio:
Commercial and industrial	$827	$956	$4,697
Commercial real estate	1,593	—	—
Total commercial loan and lease portfolio	2,420	956	4,697
Consumer loan portfolio:
Residential mortgage	1,756	1,325	3,258
Home equity	1,372	401	558
Consumer installment	44	1,555	1,436
Total consumer loan portfolio	3,172	3,281	5,252
Defaulted TDR loan balances	$5,592	$4,237	$9,949

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned, repossessed and returned assets and consumer real estate loans in process of foreclosure were as follows:

	At December 31,
(In thousands)	2020	2019
Other real estate owned	$33,192	$34,256
Repossessed and returned assets	8,932	8,045
Consumer real estate loans in process of foreclosure	14,790	17,758

Other real estate owned and repossessed and returned assets were written down $2.6 million, $7.7 million and $3.4 million in 2020, 2019 and 2018, respectively.

Note 9. Premises and Equipment, Net

Premises and equipment, net were as follows:

	At December 31,
(In thousands)	2020	2019
Land	$131,712	$151,332
Office buildings	303,712	334,673
Leasehold improvements	56,687	59,141
Furniture, equipment and computer software	401,494	440,642
Premises and equipment leased under finance leases	3,185	3,180
Subtotal	896,790	988,968
Accumulated depreciation and amortization	(426,659)	(455,830)
Premises and equipment, net	$470,131	$533,138

Depreciation and amortization expense related to premises and equipment was $76.0 million, $75.3 million and $48.6 million for 2020, 2019 and 2018, respectively.

Note 10. Goodwill and Other Intangible Assets

Goodwill was as follows:

	At December 31,
(In thousands)	2020	2019
Goodwill related to consumer banking segment	$771,555	$764,389
Goodwill related to commercial banking segment	541,491	535,489
Goodwill, net	$1,313,046	$1,299,878
The Corporation recorded goodwill in the amount of $1.2 billion related to the TCF/Chemical Merger completed on August 1, 2019. Goodwill was allocated to the appropriate reporting unit based on the relative fair value of assets acquired and deposits held by the reporting unit. This methodology allocates goodwill in proportion to the assets held by each reporting unit as well as incorporating the value of the funding source provided by the in place deposits. The reporting units aggregate between the Consumer Banking and Commercial Banking segments. See "Note 3. Business Combinations" for further information. During each quarter of 2020 we evaluated whether it was more-likely-than-not that the fair value of any reporting unit was less than its carrying amount. During the fourth quarter we completed our annual impairment test, which did not indicate impairment for any reporting unit. There was no impairment of goodwill in 2020 and 2019.

The following table sets forth the carrying amount and accumulated amortization of intangible assets that are amortizable and arose from business combinations or other acquisitions.

(In thousands)	Core deposit intangibles	Program agreements	Non-compete agreements	Customer relationships	Total
At December 31, 2020
Gross carrying value	$141,232	$14,700	$9,000	$21,949	$186,881
Accumulated amortization	(29,971)	(1,818)	(7,330)	(1,385)	(40,504)
Net carrying amount	$111,261	$12,882	$1,670	$20,564	$146,377
At December 31, 2019
Gross carrying value	$141,232	$14,700	$9,000	$21,949	$186,881
Accumulated amortization	(11,016)	(1,031)	(5,618)	(848)	(18,513)
Net carrying amount	$130,216	$13,669	$3,382	$21,101	$168,368

There was no impairment of other intangible assets in 2020 and 2019.

Amortization expense for intangible assets was $22.0 million, $11.7 million and $3.4 million for 2020, 2019 and 2018, respectively.

The estimated future amortization expense on intangible assets for the next five years is as follows:

(In thousands)	Total
2021	$20,136
2022	18,180
2023	16,868
2024	16,161
2025	15,425

On August 1, 2019, the Corporation completed the TCF/Chemical Merger. As a result, the Corporation recorded $159.5 million in intangible assets consisting of core deposits and customer relationships intangibles. See "Note 3. Business Combinations" for further information.

Note 11. Loan Servicing Rights

Information regarding LSRs was as follows:

	At December 31,
(in thousands)	2020	2019	2018
Balance, beginning of period	$56,313	$23	$25
Acquired in the TCF/Chemical Merger	—	59,567	—
New servicing assets created	17,209	4,969	7
Impairment (charge) recovery	(17,605)	(3,882)	—
Amortization	(17,614)	(4,364)	(9)
Balance, end of period	$38,303	$56,313	$23
Valuation allowance, end of period	$(21,488)	$(3,882)	$—
Loans serviced for others that have servicing rights capitalized, end of period	$6,203,199	$6,566,892	$—

Total loan servicing, late fee and other ancillary fee income, included in servicing fee income, related to loans serviced for others that have servicing rights capitalized was $16.7 million and $7.0 million for December 31, 2020 and December 31, 2019, respectively.

Note 12. Operating Lease Right-of-Use Assets and Liabilities

Operating lease right-of-use assets, included in other assets, were $106.7 million and $118.7 million at December 31, 2020 and December 31, 2019, respectively. Operating lease liabilities, included in other liabilities, were $122.8 million and $138.4 million at December 31, 2020 and December 31, 2019, respectively. In connection with the TCF/Chemical Merger, during the year ended December 31, 2019, the Corporation recorded $39.8 million and $41.6 million of operating lease right-of-use assets and operating lease liabilities, respectively.

Undiscounted future minimum operating lease payments and a reconciliation to the amount recorded as operating lease liabilities at December 31, 2020 were as follows:

(In thousands)
2021	$27,808
2022	22,725
2023	19,273
2024	17,879
2025	15,184
2026 and thereafter	31,555
Total undiscounted future minimum operating lease payments	134,424
Discount	(11,576)
Total operating lease liabilities	$122,848

As of December 31, 2020, the Corporation had approximately $231.6 million in additional leases for real property that have not yet commenced and are excluded from the operating lease liability table above. All of this amount was related to a lease agreement for the Corporation's new headquarters building in Detroit, Michigan signed on May 31, 2019 by Legacy Chemical, with an organization 50% owned by indirect related parties. The new headquarter lease has a term of 22.5 years commencing January 1, 2022 with renewal options.

The weighted-average discount rate and remaining lease term for operating leases was as follows:

	At December 31,
	2020	2019
Weighted-average discount rate	2.48%	2.67%
Weighted-average remaining lease term	7.6 years	6.8 years

The components of total lease cost for operating leases, included in occupancy and equipment noninterest expense, were as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Lease expense	$27,035	$39,724
Short-term and variable lease cost	709	732
Sublease income	(1,491)	(1,716)
Total lease cost for operating leases	$26,253	$38,740

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$20,746	$131,305
Cash paid for amounts included in the measurement of lease liabilities - operating	34,725	33,231

Note 13. Investments in Qualified Affordable Housing Projects and Historic Projects

The Corporation invests in qualified affordable housing projects and historic projects for the purposes of community reinvestment and to obtain tax credits. Return on the Corporation's investment in these projects comes in the form of pass-through tax credits and tax losses. The carrying value of the investments is included in other assets. The Corporation primarily utilizes the proportional amortization method to account for investments in qualified affordable housing projects and the equity method to account for investments in other tax credit projects.

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized amortization expense of investments in qualified affordable housing projects of $21.2 million, $13.3 million and $9.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense was more than offset by tax credits and other tax benefits of $26.3 million, $16.6 million and $11.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $214.3 million at December 31, 2020 and $195.8 million at December 31, 2019.

Under the equity method, the Corporation's share of the earnings or losses is included in other noninterest expense. The Corporation's remaining investment in historic projects and Ohio historic preservation tax credits totaled $48.6 million at December 31, 2020 and $43.6 million at December 31, 2019. During the year ended December 31, 2020, $5.2 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $4.4 million. During the year ended December 31, 2019, $4.6 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $4.0 million. During the year ended December 31, 2020, the benefit provided by the Ohio historic preservation tax credits, inclusive of impairment, was $875 thousand, recognized as a reduction to other noninterest expense. There were no Ohio historic preservation tax credits outstanding during the year ended December 31, 2019.

The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects and historic projects are included in other liabilities. The Corporation's remaining unfunded equity contributions totaled $107.4 million at December 31, 2020 and $131.3 million at December 31, 2019.

Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more-likely-than-not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

Investments in qualified affordable housing projects and historic projects are considered VIEs because TCF, as a limited partner, lacks the power to direct the activities that most significantly impact the entities' economic performance. TCF has concluded it is not the primary beneficiary and therefore, they are not consolidated. The maximum exposure to loss on the VIE investments is limited to the carrying amount of the investments and the potential recapture of any recognized tax credits. TCF believes the likelihood of the tax credits being recaptured is remote, as a loss would only take place if the managing entity failed to meet certain government compliance requirements. Further, certain of TCF's investments in affordable housing limited liability entities include guaranteed minimum returns which are backed by an investment grade credit-rated company, which reduces the risk of loss.

Note 14.  Deposits

Deposits were as follows:

	At December 31,
	2020		2019
(Dollars in thousands)	Amount	Year-to-Date Weighted-average Rate	Amount	Year-to-Date Weighted-average Rate
Checking:
Noninterest-bearing	$11,009,911	—%	$7,948,637	—%
Interest-bearing	7,222,275	0.18	5,966,178	0.36
Total checking	18,232,186	0.07	13,914,815	0.15
Savings	9,523,073	0.31	8,521,093	0.72
Certificates of deposit	5,524,381	1.32	7,455,556	2.01
Money market	5,576,679	0.69	4,576,999	1.38
Total deposits	$38,856,319	0.44%	$34,468,463	0.88%

Excluded from total deposits are account overdrafts which have been classified as loans. At December 31, 2020 and 2019, overdrafts totaled $12.9 million and $19.0 million, respectively.

Scheduled maturities for certificates of deposits, including Certificate of Deposit Account Registry Service ("CDARS") deposits, IRA deposits and brokered deposits at December 31, 2020 were as follows:

(In thousands)
2021	$5,012,121
2022	381,766
2023	62,257
2024	31,922
2025	26,905
Thereafter	9,410
Total	$5,524,381

The aggregate amount of certificates of deposit with balances equal to or greater than the Federal Deposit Insurance Corporation insurance limit of $250,000 was $1.4 billion and $2.2 billion at December 31, 2020 and 2019, respectively.

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

Short-term borrowings (borrowings with an original maturity of less than one year) were as follows:

	At December 31,
	2020		2019
(Dollars in thousands)	Amount	Weighted-average Rate	Amount	Weighted-average Rate
FHLB advances	$400,000	0.33%	$2,450,000	1.85%
Collateralized deposits	217,363	0.11	219,145	0.64
Total short-term borrowings	$617,363	0.25%	$2,669,145	1.75%

On June 29, 2020, TCF Financial voluntarily prepaid the outstanding $80.0 million on its $150.0 million unsecured 364-day revolving credit facility with an unaffiliated bank and subsequently closed the credit facility.

Long-term borrowings were as follows:

		At December 31,
		2020	2019
(Dollars in thousands)	Stated Rate	Amount	Amount
FHLB advances due 2021 to 2025 (1)(2)	0.39% - 2.72%	$709,848	$1,822,058
Subordinated debt:
Subordinated debt obligation due 2022	6.25%	109,597	109,338
Subordinated debt obligation due 2025	4.60%	148,913	148,681
Subordinated debt obligation due 2029	4.13%	148,933	148,657
Subordinated debt obligation due 2030	5.50%	148,637	—
Subordinated debt securities due 2032-2035 (3)(4)	1.67% - 3.50%	19,090	19,021
Hedge related adjustment(5)		10,975	2,773
Total subordinated debt obligations		586,145	428,470
Discounted lease rentals due 2021 to 2025	2.03% - 6.07%	75,770	100,882
Finance lease obligation due 2038	3.73%	2,969	3,038
Total long-term borrowings		$1,374,732	$2,354,448
(1)Includes the current portion of FHLB advances of $150.0 million and $110.0 million at December 31, 2020 and 2019, respectively.
(2)The December 31, 2020 and 2019 balances include amounts payable of $0.7 billion and $1.8 billion, respectively, and purchase accounting premiums of $9.8 million and $12.1 million, respectively.
(3)The December 31, 2020 and 2019 balances include amounts payable of $20.6 million for both periods and purchase accounting discounts of $1.5 million and $1.6 million, respectively.
(4)Floating-rate based on three-month LIBOR plus 1.45% - 3.25%.
(5)Related to subordinated bank notes with a stated maturity of 2025.

FHLB advances are collateralized by residential mortgage and commercial real estate loans.

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

At December 31, 2020 and 2019, TCF Bank had pledged $12.5 billion and $10.5 billion, respectively, of loans secured by consumer and commercial real estate to provide borrowing capacity from the FHLB.

At December 31, 2020 and 2019, TCF Bank had pledged $3.2 billion and $903.1 million, respectively, of loans secured by assets to provide borrowing capacity from the Federal Reserve Bank discount window. No borrowings were sourced from this facility at December 31, 2020 and 2019.

The contractual maturities of long-term borrowings at December 31, 2020 were as follows:

(In thousands)
2021	$157,618
2022	483,452
2023	25,739
2024	14,484
2025	373,810
Thereafter	319,629
Total long-term borrowings	$1,374,732

Note 16.  Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

(In thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2020:
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Net unrealized gains (losses) arising during the period	$164,863	$(39,674)	$125,189
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	3,827	(885)	2,942
Net gains (losses) on investment securities	(2,309)	549	(1,760)
Other noninterest expense	29	(10)	19
Amounts reclassified from accumulated other comprehensive income (loss)	1,547	(346)	1,201
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	166,410	(40,020)	126,390
Recognized postretirement prior service cost:
Net unrealized gains (losses) arising during the period	449	(107)	342
Reclassification of amortization of prior service cost to other noninterest expense	(46)	11	(35)
Net unrealized gains (losses) on recognized postretirement prior service cost	403	(96)	307
Net unrealized gains (losses) on net investment hedges	(5,452)	1,257	(4,195)
Foreign currency translation adjustment(1)	5,894	—	5,894
Total other comprehensive income (loss)	$167,255	$(38,859)	$128,396
Year Ended December 31, 2019:
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Net unrealized gains (losses) arising during the period	$109,403	$(25,707)	$83,696
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	2,644	(716)	1,928
Net gains (losses) on investment securities	(1,517)	369	(1,148)
Other noninterest expense	(485)	129	(356)
Amounts reclassified from accumulated other comprehensive income (loss)	642	(218)	424
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	110,045	(25,925)	84,120
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to other noninterest expense	(46)	13	(33)
Net unrealized gains (losses) on net investment hedges	(7,001)	1,815	(5,186)
Foreign currency translation adjustment(1)	8,514	—	8,514
Total other comprehensive income (loss)	$111,512	$(24,097)	$87,415
Year Ended December 31, 2018:
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Unrealized gains (losses) arising during the period	$(16,373)	$4,002	$(12,371)
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	1,066	(335)	731
Gains (losses) on debt securities, net	(127)	31	(96)
Other noninterest expense	90	(23)	67
Amounts reclassified from accumulated other comprehensive income (loss)	1,029	(327)	702
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	(15,344)	3,675	(11,669)
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to other noninterest expense	(46)	12	(34)
Net unrealized gains (losses) on net investment hedges	13,762	(3,312)	10,450
Foreign currency translation adjustment(1)	(13,368)	—	(13,368)
Total other comprehensive income (loss)	$(14,996)	$375	$(14,621)
(1)Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

Reclassifications of net (gains) losses from accumulated other comprehensive income (loss) for available-for-sale investment securities and interest-only strips were recorded in the Consolidated Statements of Income in interest income for those investment securities that were previously transferred to held-to-maturity, in net gains on investment securities for sales of available-for-sale investment securities and in other noninterest expense for interest-only strips. During 2014, the Corporation transferred $191.7 million of available-for-sale mortgage-backed investment securities to held-to-maturity. At December 31, 2020 and 2019, the unrealized holding loss on the transferred investment securities retained in accumulated other comprehensive income (loss) totaled $4.5 million and $8.4 million, respectively. These amounts are amortized over the remaining lives of the transferred investment securities. The tax effects of the reclassifications included in the table above were recorded in income tax expense (benefit) in the Consolidated Statements of Income.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Year Ended December 31, 2020:
Balance, beginning of period	$56,098	$9,800	$(11,697)	$76	$54,277
Other comprehensive income (loss)	125,189	(4,195)	5,894	342	127,230
Amounts reclassified from accumulated other comprehensive income (loss)	1,201	—	—	(35)	1,166
Net other comprehensive income (loss)	126,390	(4,195)	5,894	307	128,396
Balance, end of period	$182,488	$5,605	$(5,803)	$383	$182,673
At or For the Year Ended December 31, 2019:
Balance, beginning of period	$(28,022)	$14,986	$(20,211)	$109	$(33,138)
Other comprehensive income (loss)	83,696	(5,186)	8,514	—	87,024
Amounts reclassified from accumulated other comprehensive income (loss)	424	—	—	(33)	391
Net other comprehensive income (loss)	84,120	(5,186)	8,514	(33)	87,415
Balance, end of period	$56,098	$9,800	$(11,697)	$76	$54,277
At or For the Year Ended December 31, 2018:
Balance, beginning of period	$(16,353)	$4,536	$(6,843)	$143	$(18,517)
Other comprehensive income (loss)	(12,371)	10,450	(13,368)	—	(15,289)
Amounts reclassified from accumulated other comprehensive income (loss)	702	—	—	(34)	668
Net other comprehensive income (loss)	(11,669)	10,450	(13,368)	(34)	(14,621)
Balance, end of period	$(28,022)	$14,986	$(20,211)	$109	$(33,138)

Note 17. Equity

Preferred Stock Preferred stock was as follows:

	At December 31,
(In thousands)	2020	2019
Series C non-cumulative perpetual preferred stock	$169,302	$169,302

Series C Non-Cumulative Perpetual Preferred Stock, 5.70% with a par value $0.01 per share, has a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) and each depository share represents 1/1000th of a share of TCF Preferred Stock. The Corporation had 7,000 shares of TCF Preferred Stock outstanding and 7,000,000 related depositary shares outstanding. Dividends are payable on the Series C Preferred Stock if, as and when declared by TCF's Board of Directors on a non-cumulative basis on March 1, June 1, September 1 and December 1 of each year. The Series C Preferred Stock may be redeemed at the Corporation's option in whole or in part on December 1, 2022 or on any dividend payment date thereafter.

Restricted Retained Earnings Retained earnings at TCF Bank at December 31, 2020 included approximately $170.2 million for which no provision for federal income taxes has been made. This amount represents earnings legally appropriated to thrift bad debt reserves and deducted for federal income tax purposes in prior years and is generally not available for payment of cash dividends or other distributions to shareholders. Future payments or distributions of these appropriated earnings could create a tax liability for the Corporation based on the amount of the distributions and the tax rates in effect at that time.

Other Other equity consist of shares held in trust for deferred compensation plans was as follows:

	At December 31,
(In thousands)	2020	2019
Shares held in trust for deferred compensation plans, at cost	26,731	28,037

The cost of TCF common stock held in trust for the deferred compensation plans, including the Directors Deferred Compensation Plans, TCF Financial 2015 Omnibus Incentive Plan and the TCF 401K Supplemental Plan, is reported in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital. Upon resignation, death, disability or termination of a deferred compensation plan participant or based on other contractual requirements, the shares held in trust are distributed to the respective plan's participant or beneficiary, as applicable. See "Note 22. Share-based Compensation" and "Note 23. Retirement Plans" for further information on deferred compensation plans.

The Corporation repurchased $33.1 million and $27.5 million of its common stock in the years ended December 31, 2020 and 2019, respectively, pursuant to its share repurchase program in effect as of October 24, 2019. Repurchases of common stock prior to the TCF/Chemical Merger date were recorded as treasury stock. In connection with the TCF/Chemical Merger, all previously outstanding Legacy TCF treasury stock was eliminated. Subsequent to the TCF/Chemical Merger, repurchases of common stock are retired. The Corporation repurchased $58.8 million and $212.9 million of its common stock for 2019 and 2018, respectively, pursuant to the Legacy TCF share repurchase program. At December 31, 2020, the Corporation had the authority to repurchase an additional $89.4 million in aggregate value of shares pursuant to its share repurchase program. The Corporation had no treasury stock in 2020. The Corporation reissued 347,329 shares of treasury stock at a cost of $12.9 million in 2019, compared to 8,130 shares of treasury stock at a cost of $378 thousand in 2018.

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

Note 18.  Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $132.1 million at December 31, 2020, without prior approval of the Office of the Comptroller of the Currency (the "OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

The Basel III capital standards allowed institutions not subject to the advanced approaches requirements to opt out of including components of accumulated other comprehensive income (loss) in common equity Tier 1 capital. TCF and TCF Bank made the one-time permanent election to not include accumulated other comprehensive income (loss) in regulatory capital.

Effective January 1, 2020, the Corporation adopted CECL. In response to the COVID-19 pandemic, the regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for two years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the final rule issued by the regulatory agencies resulting in a $211.2 million, or a cumulative 59 basis point, regulatory capital benefit as of December 31, 2020. The CECL transitional amount of $211.2 million includes $159.2 million related to the cumulative effect of adopting CECL and $52.0 million related to the estimated incremental effect of CECL since adoption.

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At December 31,		At December 31,
(Dollars in thousands)	2020	2019	2020	2019	Well-capitalized Standard	Minimum Capital Requirement(1)
Regulatory Capital:
Common equity Tier 1 capital	$4,103,007	$4,050,826	$4,093,974	$4,039,191
Tier 1 capital	4,290,793	4,236,648	4,112,458	4,059,417
Total capital	5,026,611	4,681,630	4,831,026	4,524,051

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	11.45%	10.99%	11.45%	10.97%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.98	11.49	11.50	11.03	8.00	6.00
Total risk-based capital ratio	14.03	12.70	13.51	12.29	10.00	8.00
Tier 1 leverage ratio	9.34	9.49	8.97	9.10	5.00	4.00
(1)Excludes capital conservation buffer of 2.5% at both December 31, 2020 and December 31, 2019.

Note 19.  Derivative Instruments

Derivative instruments, recognized at fair value within other assets or accrued expenses and other liabilities on the Consolidated Statements of Financial Condition, were as follows:

	At December 31, 2020
		Fair Value
(In thousands)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contract	$150,000	$59	$—
Forward foreign exchange contracts	207,515	—	1,521
Total derivatives designated as hedging instruments		59	1,521
Derivatives not designated as hedging instruments:
Interest rate contracts	6,140,464	248,208	14,681
Risk participation agreements	470,670	62	125
Forward foreign exchange contracts	90,647	11	865
Interest rate lock commitments	447,278	14,565	4
Forward loan sales commitments	535,244	37	3,411
Power Equity CDs	16,752	459	459
Swap agreement	12,652	—	66
Total derivatives not designated as hedging instruments		263,342	19,611
Total derivatives before netting		263,401	21,132
Netting(2)		(52)	(1,876)
Total derivatives, net		$263,349	$19,256
(1)Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Condition.
(2)Includes netting of derivative asset and liability balances and related cash collateral, where counterparty netting agreements are in place.

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
(1)Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Condition.
(2)Includes netting of derivative asset and liability balances and related cash collateral, where counterparty netting agreements are in place.

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

	At December 31, 2020
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$248,267	$—	$248,267
Risk participation agreements	62	—	62
Forward foreign exchange contracts	11	(11)	—
Interest rate lock commitments	14,565	(4)	14,561
Forward loan sales commitments	37	(37)	—
Power Equity CDs	459	—	459
Total derivative assets	$263,401	$(52)	$263,349
Derivative liabilities
Interest rate contracts	$14,681	$—	$14,681
Risk participation agreements	125	—	125
Forward foreign exchange contracts	2,386	(1,769)	617
Interest rate lock commitments	4	(4)	—
Forward loan sales commitments	3,411	(37)	3,374
Power Equity CDs	459	—	459
Swap agreement	66	(66)	—
Total derivative liabilities	$21,132	$(1,876)	$19,256

	At December 31, 2019
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$102,893	$(492)	$102,401
Risk participation agreements	202	—	202
Interest rate lock commitments	2,772	(7)	2,765
Forward loan sales commitments	41	(41)	—
Power Equity CDs	734	—	734
Total derivative assets	$106,642	$(540)	$106,102
Derivative liabilities
Interest rate contracts	$6,040	$(491)	$5,549
Risk participation agreements	354	—	354
Forward foreign exchange contracts	6,519	(4,214)	2,305
Interest rate lock commitments	20	(7)	13
Forward loan sales commitments	289	(41)	248
Power Equity CDs	734	—	734
Swap agreement	356	(356)	—
Total derivative liabilities	$14,312	$(5,109)	$9,203
(1)Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

Derivatives Designated as Hedging Instruments

Interest rate contract The carrying amount of the hedged subordinated debt, including the cumulative basis adjustment related to the application of fair value hedge accounting, is recorded in long-term borrowings on the Consolidated Statements of Financial Condition and was as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
	At December 31,		At December 31,
(In thousands)	2020	2019	2020	2019
Subordinated bank note - 2025	$159,888	$151,454	$10,975	$2,773

The following table summarizes the effect of fair value hedge accounting on the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Statement of income line where the gain (loss) on the fair value hedge was recorded:
Interest expense on borrowings	$60,275	$72,072	$43,144
Gain (loss) on interest rate contract (fair value hedge)
Hedged item	(8,203)	(6,937)	2,163
Derivative designated as a hedging instrument	8,274	6,986	(2,275)
Net income (expense) recognized on fair value hedge in interest expense on borrowings	$71	$49	$(112)

Forward Foreign Exchange Contracts The effect of net investment hedges on accumulated other comprehensive income was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Forward foreign exchange contracts	$(5,452)	$(7,001)	$13,762

Derivatives Not Designated as Hedging Instruments Certain other interest rate contracts, forward foreign exchange contracts, interest rate lock commitments and other contracts have not been designated as hedging instruments. The effect of these derivatives on the Consolidated Statements of Income was as follows:

		Year Ended December 31,
(In thousands)	Location of Gain (Loss)	2020	2019	2018
Interest rate contracts(1)	Other noninterest income	$5,682	$(18,240)	$(440)
Risk participation agreements	Other noninterest expense	(387)	123	31
Forward foreign exchange contracts	Other noninterest expense	2,520	(10,209)	23,707
Interest rate lock commitments	Net gains on sales of loans and leases	12,582	(573)	806
Forward loan sales commitments	Net gains on sales of loans and leases	(3,126)	(172)	—
Swap agreement	Other noninterest income	(1)	(69)	(274)
Net gain (loss) recognized		$17,270	$(29,140)	$23,830
(1)Included in the year ended December 31, 2019 is a loss of $17.3 million related to the termination of $1.1 billion of interest rate swaps.

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

At December 31, 2020 and 2019, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $35.0 million and $23.1 million, respectively. In the event the Corporation is rated less than BB- by Standard and Poor's, the contracts could be terminated or the Corporation may be required to provide approximately $699 thousand and $462 thousand in additional collateral at December 31, 2020 and 2019 respectively. There were no forward foreign exchange contracts containing credit risk-related features in a liability position at both December 31, 2020 and December 31, 2019.

At December 31, 2020, the Corporation had posted $43.6 million and $2.4 million of cash collateral related to its interest rate contracts and forward foreign exchange contracts, respectively.

Note 20.  Fair Value Measurements

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

Derivative Instruments:

Interest Rate Contracts: The Corporation executes interest rate contracts as described in "Note 19. Derivative Instruments". The fair value of these interest rate contracts, categorized as Level 2, is determined using a cash flow model which may consider the forward curve, the discount curve, option volatilities and credit valuation adjustments related to counterparty and/or borrower nonperformance risk.

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

Assets and Liabilities Held in Trust for Deferred Compensation Plans: Assets held in trust for deferred compensation plans include investments in publicly traded securities, excluding TCF Financial common stock reported in other equity and U.S. Treasury notes. The fair value of these assets, categorized as Level 1, is based on prices obtained from independent asset pricing services based on active markets. The fair value of the liabilities equals the fair value of the assets.

The balances of assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale	$—	$8,284,219	$504	$8,284,723
Loans held-for-sale	—	221,784	—	221,784
Interest-only strips	—	—	7,823	7,823
Derivative assets:(1)
Interest rate contracts	—	248,267	—	248,267
Risk participation agreements	—	62	—	62
Forward foreign exchange contracts	—	11	—	11
Interest rate lock commitments	—	14,565	—	14,565
Forward loan sales commitments	—	37	—	37
Power Equity CDs	—	459	—	459
Total derivative assets	—	263,401	—	263,401
Assets held in trust for deferred compensation plans	48,659	—	—	48,659
Total assets at fair value	$48,659	$8,769,404	$8,327	$8,826,390
Liabilities
Derivative liabilities:(1)
Interest rate contracts	$—	$14,681	$—	$14,681
Risk participation agreements	—	125	—	125
Forward foreign exchange contracts	—	2,386	—	2,386
Interest rate lock commitments	—	4	—	4
Forward loan sales commitments	—	3,411	—	3,411
Power Equity CDs	—	459	—	459
Swap agreement	—	—	66	66
Total derivative liabilities	—	21,066	66	21,132
Liabilities held in trust for deferred compensation plans	48,659	—	—	48,659
Total liabilities at fair value	$48,659	$21,066	$66	$69,791
(1)As permitted under GAAP, the Corporation has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

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
(1)As permitted under GAAP, the Corporation has elected to net derivative assets and derivative liabilities when a legally enforceable master netting agreement exists as well as the related cash collateral received and paid. For purposes of this table, the derivative assets and derivative liabilities are presented gross of this netting adjustment.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Investment securities available-for-sale	Loans held-for-sale	Interest-only strips	Interest rate lock commitments	Swap agreement	Forward loan sales commitments
Asset (liability) balance, December 31, 2017	$6	$3,356	$21,386	$223	$(615)	$63
Total net gains (losses) included in:
Net income	—	454	2,616	401	(274)	(89)
Other comprehensive income (loss)	—	—	1,195	—	—	—
Sales	—	(332,288)	—	—	—	—
Originations	—	346,560	4,797	—	—	—
Principal paydowns / settlements	(2)	(12)	(13,159)	—	306	—
Asset (liability) balance, December 31, 2018	$4	$18,070	$16,835	$624	$(583)	$(26)
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	—	—	1,195	—	—	—
Asset (liability) balance, beginning of period	$4	$18,070	$16,835	$624	$(583)	$(26)
Total net gains (losses) included in:
Net income	1	534	2,568	778	(68)	(119)
Other comprehensive income (loss)	(21)	—	(262)	—	—	—
Acquired	450	—	—	—	—	—
Sales	—	(164,693)	—	—	—	—
Originations	—	175,304	2,789	—	—	—
Principal paydowns / settlements	(1)	(4)	(9,117)	—	295	—
Transfers out of Level 3 (1)	—	(29,211)	—	(1,402)	—	145
Asset (liability) balance, December 31, 2019	$433	$—	$12,813	$—	$(356)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$(21)	$—	$(262)	$—	$—	$—
Asset (liability) balance, beginning of period	$433	$—	$12,813	$—	$(356)	$—
Total net gains (losses) included in:
Net income	3	—	1,009	—	(1)	—
Other comprehensive income (loss)	68	—	(242)	—	—	—
Acquired	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Originations	—	—	—	—	—	—
Principal paydowns / settlements	—	—	(5,757)	—	291	—
Transfers out of Level 3 (1)	—	—	—	—	—	—
Asset (liability) balance, December 31, 2020	$504	$—	$7,823	$—	$(66)	$—
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$68	$—	$(242)	$—	$—	$—
(1)Certain assets (liabilities) previously classified as Level 3 were transferred to Level 2 because current period prices are derived from Level 2 observable market data.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The following is a discussion of the valuation methodologies used to record assets and liabilities at fair value on a non-recurring basis.

Loans and Leases: Loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral, categorized as Level 3 and recorded at fair value on a non-recurring basis, are valued based on the fair value of that collateral less estimated selling costs. The fair value of the collateral is determined based on internal estimates and/or assessments provided by third-party appraisers and the valuation relies on a discount rate of 10.0%.

Loan servicing rights: The fair value of loan servicing rights, categorized as Level 3, is based on a third party valuation model utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. The valuation relies on discount rates ranging from 10% to 15% and prepayment speeds ranging from 8% to 40%. Loan servicing rights are recorded at the lower of cost or fair value.

Other Real Estate Owned: The fair value of other real estate owned, categorized as Level 3, is based on independent appraisals, real estate brokers' price opinions or automated valuation methods, less estimated selling costs. Certain properties require assumptions that are not observable in an active market in the determination of fair value and include discount rates of 10.0%. Assets acquired through foreclosure are initially recorded at the lower of the loan or lease carrying amount or fair value less estimated selling costs at the time of transfer to other real estate owned.

Repossessed and Returned Assets: The fair value of repossessed and returned assets, categorized as Level 2 or Level 3 depending on the underlying asset type, is based on available pricing guides, auction results or price opinions, less estimated selling costs. Assets acquired through repossession or returned to TCF are initially recorded at the lower of carrying amount or fair value less estimated selling costs at the time of transfer to repossessed and returned assets.

The balances of assets measured at fair value on a non-recurring basis were as follows. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2020 and December 31, 2019.

(In thousands)	Level 1	Level 2	Level 3	Total
At December 31, 2020
Loans and leases	$—	$—	$592,133	$592,133
Loan servicing rights	—	—	38,303	38,303
Other real estate owned	—	—	14,575	14,575
Repossessed and returned assets	—	7,332	—	7,332
Total non-recurring fair value measurements	$—	$7,332	$645,011	$652,343
At December 31, 2019
Loans and leases	$—	$—	$141,199	$141,199
Loan servicing rights	—	—	56,298	56,298
Other real estate owned	—	—	17,577	17,577
Repossessed and returned assets	—	6,968	—	6,968
Total non-recurring fair value measurements	$—	$6,968	$215,074	$222,042

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

	At December 31,
(In thousands)	2020	2019
Fair value carrying amount	$221,784	$91,202
Aggregate unpaid principal amount	210,311	88,192
Fair value carrying amount less aggregate unpaid principal	$11,473	$3,010

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on nonaccrual status at December 31, 2020 and December 31, 2019. The net gain from initial measurement of the loans held-for-sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $100.8 million, $27.9 million and $10.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in net gains on sales of loans and leases. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in net gains on sales of loans and leases.

Disclosures about Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at December 31, 2020 and December 31, 2019 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of TCF's financial instruments, the estimates of fair value are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

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

	At December 31, 2020
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$320,436	$—	$320,436	$—	$320,436
Investment securities held-to-maturity	184,359	—	190,141	3,413	193,554
Loans and leases held-for-sale	244	—	—	248	248
Net loans(1)	31,164,287	—	—	31,434,749	31,434,749
Securitization receivable(2)	19,949	—	—	19,916	19,916
Deferred fees on commitments to extend credit	20,002	—	20,002	—	20,002
Total financial instrument assets	$31,709,277	$—	$530,579	$31,458,326	$31,988,905
Financial instrument liabilities
Certificates of deposits	$5,524,381	$—	$5,534,751	$—	$5,534,751
Long-term borrowings	1,374,732	—	1,416,355	—	1,416,355
Total financial instrument liabilities	$6,899,113	$—	$6,951,106	$—	$6,951,106

	At December 31, 2019
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$442,440	$—	$442,440	$—	$442,440
Investment securities held-to-maturity	139,445	—	141,168	3,676	144,844
Loans held-for-sale	108,584	—	110,252	2,273	112,525
Net loans(1)	31,699,285	—	—	31,804,513	31,804,513
Securitization receivable(2)	19,689	—	—	19,466	19,466
Deferred fees on commitments to extend credit(2)	19,300	—	19,300	—	19,300
Total financial instrument assets	$32,428,743	$—	$713,160	$31,829,928	$32,543,088
Financial instrument liabilities
Certificates of deposits	$7,455,556	$—	$7,460,577	$—	$7,460,577
Long-term borrowings	2,354,448	—	2,368,469	—	2,368,469
Deferred fees on standby letters of credit(3)	56	—	56	—	56
Total financial instrument liabilities	$9,810,060	$—	$9,829,102	$—	$9,829,102
(1)Expected credit losses are included in the carrying amount and estimated fair values.
(2)Carrying amounts is included in other assets.
(3)Carrying amounts are included in other liabilities.

Note 21.  Revenue from Contracts with Customers

The Corporation earns a variety of revenue, including interest and fees, from customers, as well as revenues from noncustomers. The majority of the Corporation's sources of revenue are included in interest income and noninterest income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Other sources of revenue fall within the scope of ASC 606 and are included in noninterest income.

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

•Fees and Service Charges on Deposit Accounts Fees and service charges on deposit accounts includes fees and other charges the Corporation receives to provide various services, including but not limited to, service charges on deposit accounts and other fees including account analysis fees, monthly service fees, overdraft services, transferring funds, and accepting and executing stop-payment orders. The Corporation's performance obligation for account analysis fees and monthly service fees are generally satisfied and, therefore, revenue is recognized over the period in which the service is provided. Deposit account related fees are largely transactional based, and therefore, the performance obligation is satisfied and the related revenue is recognized at the point in time when the transaction occurs.

•Wealth Management Revenue Wealth management revenue includes fee income generated from personal and institutional customers. The Corporation also provides investment management services. Revenue is recognized over the period of time the services are rendered. Wealth management revenue also includes commissions that are earned for placing a brokerage transaction for execution. Revenue is recognized once the transaction is completed and the Corporation is entitled to receive consideration.

•Card and ATM Revenue Card and ATM revenue includes ATM surcharges and debit card related revenue. ATM surcharges and certain debit card fees are transactional based and, therefore, the performance obligation is satisfied and the related revenue is recognized at the point in time when the transaction occurs. Other debit card fees satisfied over a period of time are recognized over the period in which the service is provided.

•Other Noninterest Income Other noninterest income includes wire transfer fees, safe deposit box income and check orders. The consideration includes both fixed (e.g., safe deposit box fees) and transaction (i.e., wire-transfer fee and check orders) fees. Fixed fees are recognized over the period of time the service is provided, while transaction fees are recognized when a specific service is rendered to the customer.

The following tables present total noninterest income segregated between contracts with customers within the scope of ASC 606 and those within the scope of other GAAP topics.

	Year Ended December 31, 2020
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$101,897	$10,165	$—	$619	$112,681
Wealth management revenue	5,839	—	—	19,862	25,701
Card and ATM revenue	80,195	95	—	8,409	88,699
Other noninterest income	3,332	7,044	849	277,757	288,982
Total	$191,263	$17,304	$849	$306,647	$516,063

	Year Ended December 31, 2019
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$121,080	$6,682	$—	$98	$127,860
Wealth management revenue	2,204	—	—	8,209	$10,413
Card and ATM revenue	81,472	6	—	5,743	87,221
Other noninterest income	190	9,384	558	229,906	240,038
Total	$204,946	$16,072	$558	$243,956	$465,532

	Year Ended December 31, 2018
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$108,883	$4,224	$—	$135	$113,242
Card and ATM revenue	78,119	4	—	283	78,406
Other noninterest income	1,363	11,492	1,007	248,887	262,749
Total	$188,365	$15,720	$1,007	$249,305	$454,397

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

Note 22.  Share-based Compensation

The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to directors and certain officers of the Corporation.

Before the TCF/Chemical Merger, Chemical and Legacy TCF granted share-based awards under their respective share-based compensation plans, including the Chemical Stock Incentive Plan of 2019 (the "Stock Incentive Plan of 2019") and the TCF Financial 2015 Omnibus Incentive Plan (the "Legacy TCF Omnibus Incentive Plan"). At December 31, 2020, there were 1,002,931 shares reserved for issuance under the Stock Incentive Plan of 2019 and there were 1,358,516 shares reserved for issuance under the Legacy TCF Omnibus Incentive Plan.

The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. Compensation expense for share-based awards, including merger-related share-based compensation expense was $46.0 million, $26.3 million and $16.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The excess tax realized from share-based compensation transactions during the years ended December 31, 2020, 2019 and 2018 was an expense of $2.6 million, a benefit of $2.3 million and a benefit of $2.6 million, respectively.

Restricted Stock Units

The Corporation can grant performance-based restricted stock units ("PRSUs") and time-based restricted stock units ("TRSUs") (collectively referred to as "RSUs") under the Stock Incentive Plan of 2019 and the Legacy TCF Omnibus Incentive Plan; provided that, RSUs granted under the Legacy TCF Omnibus Incentive Plan may only be granted to new employees hired after the TCF/Chemical Merger or employees who previously were employees of Legacy TCF. At December 31, 2020, there were 309,432 PRSUs outstanding dependent on achieving certain performance target levels and the grantee completing the requisite service period. The TRSUs vest upon satisfaction of a service condition. Upon achievement of the satisfaction of a service condition and/or performance target level, as applicable, the TRSUs are converted into shares of TCF Financial's common stock on a one-to-one basis and the PRSUs are converted into shares of TCF Financial's common stock in accordance with the achievement of the performance target (ranging from 0% to 150% of the granted PRSUs). Compensation expense related to RSUs is recognized over the expected requisite performance or service period, as applicable.

A summary of the activity for RSUs for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Number of Units	Weighted-average Grant Date Fair Value Per Unit
Outstanding at December 31, 2017	360,988	$15.17
Outstanding at December 31, 2017 as adjusted for conversion	183,419	29.86
Granted	60,181	43.78
Forfeited/canceled	(10,411)	28.59
Vested	(26,609)	28.81
Outstanding at December 31, 2018	406,575	17.33
Outstanding at December 31, 2018 as adjusted for conversion	206,580	34.11
Granted	638,138	41.99
Acquired in the TCF/Chemical Merger(1)	879,779	47.36
Forfeited/canceled	(26,347)	43.43
Vested	(186,330)	38.11
Outstanding at December 31, 2019	1,511,820	44.49
Granted	1,542,671	24.67
Forfeited/canceled	(83,818)	32.06
Vested	(955,159)	41.51
Outstanding at December 31, 2020	2,015,514	31.25
(1)Inclusive of certain Legacy TCF PRSUs which were converted at their maximum payout into 55,022 TRSUs with a weighted-average grant date fair value per unit of $42.06.

Unrecognized compensation expense related to RSUs totaled $43.1 million at December 31, 2020 and is expected to be recognized over the remaining weighted-average period of 2.5 years.

Restricted Stock Awards

The Corporation's restricted stock award transactions were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Outstanding at December 31, 2017	2,639,663	$13.65
Outstanding at December 31, 2017 as adjusted for conversion	1,341,136	26.86
Granted	387,909	42.61
Forfeited/canceled	(119,366)	29.77
Vested	(446,447)	24.09
Outstanding at December 31, 2018	2,289,446	$16.70
Outstanding at December 31, 2018 as adjusted for conversion	1,163,232	32.87
Granted	269,915	40.82
Forfeited/canceled	(136,489)	34.18
Vested	(408,353)	34.37
Outstanding at December 31, 2019	888,305	40.67
Granted	54,040	25.91
Forfeited/canceled	(12,927)	39.96
Vested	(424,256)	41.08
Outstanding at December 31, 2020	505,162	$38.57

At December 31, 2020, there were no shares of performance-based restricted stock awards outstanding. Unrecognized stock compensation expense for restricted stock awards was $8.7 million at December 31, 2020 with a weighted-average remaining amortization period of 1.8 years.

The following table provides information regarding total expense for restricted stock awards:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Restricted stock expense related to employees(1)	$26,906	$15,218	$16,549
Restricted stock expense related to directors(2)	918	950	—
Total restricted stock expense	$27,824	$16,168	$16,549
(1)Included in "Compensation and employee benefits" in the Consolidated Statements of Income.
(2)Included in "Other noninterest expense" in the Consolidated Statements of Income.

Stock Options

A summary of activity for the Corporation's stock options is presented below:

	Non-Vested Stock Options Outstanding		Stock Options Outstanding
	Number of Options	Weighted-average Exercise Price	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2017	—	$—	366,000	$15.75
Outstanding at December 31, 2017 as adjusted for conversion	—	—	185,964	31.00
Exercised	—	—	(185,964)	31.00
Outstanding at December 31, 2018	—	—	—	—
Acquired in the TCF/Chemical Merger(1)	127,906	39.38	520,379	29.48
Exercised	—	—	(25,602)	30.10
Forfeited/canceled	(5,953)	32.81	—	—
Expired	—	—	(756)	32.81
Vested	(1,144)	46.95	1,144	46.95
Outstanding at December 31, 2019	120,809	39.63	495,165	29.48
Exercised	—	—	(101,913)	21.07
Forfeited/canceled	(3,659)	38.18	—	—
Expired	—	—	(53,044)	39.08
Vested	(61,428)	38.26	61,428	38.26
Outstanding at December 31, 2020	55,722	$41.23	401,636	$31.69
Exercisable/vested at December 31, 2020			401,636	$31.69
(1)Options acquired in the TCF/Chemical Merger expire ten years from the date of grant and vest ratably over a five-year period.

The weighted-average remaining contractual term was 4.0 years for all stock options outstanding and 3.8 years for all exercisable stock options at December 31, 2020. The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $2.9 million and $2.8 million, respectively, at December 31, 2020. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2020 were calculated based on the closing market price of TCF Financial's common stock on December 31, 2020 of $37.02 per share less the exercise price. Options with intrinsic values less than zero, or "out-of-the-money" options, are not included in the aggregate intrinsic value reported.

During the year ended December 31, 2020, $2.1 million cash was received from option exercises.

At December 31, 2020, unrecognized compensation expense related to stock options totaled $189 thousand and is expected to be recognized over a remaining weighted average period of 1.1 years.

Note 23.  Retirement Plans

The Corporation's retirement plans include qualified defined benefit pension plans, nonqualified postretirement benefit plans, 401(k) savings plans and nonqualified supplemental retirement plans. The TCF 401K Plan (the "TCF 401K") is a qualified postretirement benefit plan that provides the option to invest in TCF common stock. The TCF 401K Supplemental Plan (the "TCF SERP") and the TCF Financial Corporation Deferred Compensation Plan (the "TCF Deferred Compensation Plan") are both nonqualified supplemental retirement plans. The TCF Cash Balance Pension Plan (the "Legacy TCF Pension Plan") and the Chemical Financial Corporation Employees' Pension Plan ("Chemical Pension Plan") are both qualified benefit pension plans (collectively, the "Pension Plans"), which previously provided for postretirement pension benefits for eligible participants. The TCF Postretirement Plan (the "TCF Postretirement Plan") and the Chemical Financial Corporation Nonqualified Postretirement Benefit Plan (the "Chemical Postretirement Benefit Plan" and together with the TCF Postretirement Plan, the "Postretirement Plans") are both nonqualified postretirement benefit plans.

Qualified Defined Benefit Pension Plans

The Board of Directors of Legacy TCF approved the termination of the Legacy TCF Pension Plan effective November 1, 2019. The weighted-average interest crediting rate was 3.00% for 2019. All participants have had their benefits paid in full. During 2020, distributions were made to all participants electing a lump sum payment. Due to the TCF Pension Plan’s funding level, assets were liquidated and additional funding was made for the annuity purchase in 2020. The weighted-average interest crediting rate was 2.05% at liquidation. The Corporation does not consolidate the assets and liabilities associated with the Legacy TCF Pension Plan.

The Board of Directors terminated the Chemical Pension Plan effective August 31, 2019. The discount rate was adjusted to 3.48% based on the remeasurement of the Chemical Pension Plan required due to the TCF/Chemical Merger and the termination. At the time of the TCF/Chemical Merger, as a result of the termination, the Corporation recognized a prepaid asset representing the funded status of the Chemical Pension Plan, net of estimated settlement costs, and the balance previously recorded in accumulated other comprehensive income was eliminated. The purchase accounting adjustment, as a result of the TCF/Chemical Merger, was reported in goodwill. The Chemical Pension Plan was fully funded as of December 31, 2020. During 2020, distributions were made to all participants electing a lump-sum payment. Plan assets remaining following the lump sum distribution and annuity purchase completed in 2020 will be liquidated and/or transferred to a qualified retirement plan over the next several months.

Nonqualified Postretirement Benefit Plans

The Legacy TCF Postretirement Plan provides health care benefits to eligible retired employees who retired prior to December 31, 2009. Effective January 1, 2000, the Legacy TCF modified the TCF Postretirement Plan for employees not yet eligible for benefits under the Postretirement Plan by eliminating the company subsidy. The provisions for full-time and retired employees then eligible for these benefits were not changed. The TCF Postretirement Plan is not funded.

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

401(k) Savings Plans

Effective December 31, 2019, the Chemical Financial Corporation 401K Savings Plan merged with and into the TCF 401K. All participant balances remaining were transferred into the TCF 401K on December 31, 2019. The TCF 401K, a qualified postretirement benefit and employee stock ownership plan, allows participants to make contributions of up to 50% of their covered compensation on a tax-deferred and/or after-tax basis, subject to the annual covered compensation limitation imposed by the Internal Revenue Service ("IRS"). TCF matches the contributions of all participants at the rate of $1 per dollar for employees with 180 days or more of service up to a maximum company contribution of 5 percent of the employee's covered compensation per pay period subject to the annual covered compensation limitation imposed by the IRS. Employee contributions and matching contributions vest immediately.

Employees have the opportunity to diversify and invest their account balance, including matching contributions, in various mutual funds or TCF common stock. At December 31, 2020, the fair value of the assets in the TCF 401K totaled $593.5 million and included $146.8 million invested in TCF common stock. Dividends on TCF common shares held in the 401K reduce retained earnings and the shares are considered outstanding for computing earnings per share. The Corporation's matching contributions are expensed when earned. The Corporation's contributions to the TCF 401K were $20.8 million for 2020, compared to $16.4 million and $12.3 million for 2019 and 2018, respectively.

Nonqualified Supplemental Retirement Plans

The Legacy TCF Supplemental Plan, a nonqualified plan, allows certain employees to contribute up to 50% of their salary and bonus. The Corporation's matching contributions to this plan totaled $0.5 million, $1.2 million and $1.3 million for 2020, 2019 and 2018, respectively. The Corporation made no other contributions to this plan, other than payment of administrative expenses. The amounts deferred under this plan are invested in TCF common stock or mutual funds. At December 31, 2020 and 2019, the fair value of the assets in the plan totaled $69.5 million and $69.7 million, respectively, and included $21.5 million and $27.6 million, respectively, invested in TCF common stock. The plan's assets invested in TCF common stock are held in trust and included in Other equity. See "Note 17. Equity" for further information on Other equity.

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

The following schedule sets forth the changes in the benefit obligation and plan assets of the Corporation's plans:

	Pension Plans		Postretirement Benefit Plans
	At or For the Year Ended December 31,
(In thousands)	2020	2019	2020	2019
Benefit obligation:
Benefit obligation, beginning of year	$165,976	$28,330	$5,276	$3,320
Benefit obligation acquired in TCF/Chemical Merger	—	136,587	—	2,271
Service cost	—	—	1	1
Interest cost	3,785	3,013	143	149
Net actuarial (gain) loss	782	3,831	295	(19)
Plan amendment(1)	—	—	(449)	—
Benefits paid	(170,543)	(5,785)	(460)	(446)
Benefit obligations, end of year	—	165,976	4,806	5,276
Fair value of plan assets:
Fair value of plan assets, beginning of year	169,484	32,844	—	—
Fair value of plan assets acquired in TCF/Chemical Merger	—	141,746	—	—
Actual gain on plan assets(2)	12,551	333	—	—
Benefits paid	(170,543)	(5,439)	(460)	(377)
Employer contributions	2,423	—	460	377
Fair value of plan assets, end of year	13,915	169,484	—	—
Funded status of plan, end of period	$13,915	$3,508	$(4,806)	$(5,276)
Accumulated benefit obligation	$—	$165,976	$—	$—
Amounts recognized in the Consolidated Statements of Financial Condition:
Prepaid (accrued) benefit cost, end of period	$—	$3,508	$(4,806)	$(5,276)
Prior service cost included in accumulated other comprehensive income (loss)	$—	$—	$(504)	$(101)
(1)The Legacy TCF Postretirement Plan was updated to move a fully insured medical program through Medicare Advantage and a prior service credit has been established.
(2)Includes $8.5 million net gain as a result of the Pension Plans mark to market adjustment and a net pension settlement gain, included in other noninterest expense in the Consolidated Statements of Income during 2020.

Weighted-average rate assumptions of the Corporation's plans follow:

	Legacy TCF Pension Plan			Chemical Pension Plan			Legacy TCF Postretirement Plan			Chemical Postretirement Plan
(In thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate used in determining benefit obligation -December 31	N/A	2.17%	3.95%	N/A	2.54%	—%	1.57%	2.70%	3.85%	2.14%	3.14%	—%
Discount rate used in determining expense	2.17%	3.95	3.30	2.54%	3.48	—	2.70	3.85	3.15	3.14	3.11	—
Expected long-term return on Pension Plan Assets	0.50	1.75	1.50	2.54	3.48	—	N/A	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate assumed for next year	—	—	—	—	—	—	5.34	5.45	5.6	6.75	—	—
Final health care cost trend rate	—	—	—	—	—	—	4.50	4.50	4.5	4.75	—	—
Year that final health care trend rate is reached	—	—	—	—	—	—	2038	2038	2038	2028	—	—
N/A Not Applicable.

The net periodic benefit plan (income) cost included in other noninterest expense for the Corporation's plans was as follows for the years ended December 31:

	Pension Plans			Postretirement Plans
(In thousands)	2020	2019	2018	2020	2019	2018
Interest cost	$3,785	$3,013	$983	$143	$149	$110
Service cost	—	—	—	1	1	—
Return on plan assets	(12,551)	(333)	607	—	—	—
Recognized actuarial loss (gain)	782	3,831	(630)	295	(19)	(115)
Amortization of prior service cost	—	—	—	(46)	(46)	(46)
Net periodic benefit plan (income) cost	$(7,984)	$6,511	$960	$393	$85	$(51)

The Corporation is eligible to contribute up to $10.0 million to the Pension Plans until the 2020 federal income tax return extended due date under various IRS funding methods. The Corporation made a $2.4 million cash contribution to the Legacy TCF Pension Plan in 2020, compared to none in 2019 and 2018, respectively. The Corporation made no cash contributions to the Chemical Pension Plan in 2020 and 2019. As a result of the Pension Plan terminations, the Corporation will not make any further contributions.

The Corporation contributed $264 thousand, $377 thousand and $392 thousand to the TCF Postretirement Plan in 2020, 2019 and 2018, respectively and no contributions were made to the Chemical Postretirement Benefit Plan in 2020 and 2019. The Corporation expects to contribute $332 thousand to the Postretirement Plans in 2021. The Corporation currently has no plans to pre-fund the Postretirement Plans in 2021.

The Pension Plans have been fully terminated and no longer have estimated future benefit payments. The following schedule presents estimated future benefit payments for the next 10 years under the Corporation's Postretirement Plans for retirees already receiving benefits and future retirees, assuming they retire and begin receiving unreduced benefits as soon as they are eligible:

(In thousands)	Postretirement Plans
2021	$591
2022	550
2023	510
2024	462
2025	428
2026 - 2029	1,574
Total	$4,115

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

Prior to the termination, the assets of the Chemical Pension Plan were historically invested by the Wealth Management department of Chemical Bank. Previously, the Chemical Pension Plan's primary investment objective was long-term growth coupled with income. In consideration of the Chemical Pension Plan's fiduciary responsibilities, emphasis was placed on quality investments with sufficient liquidity to meet benefit payments and plan expenses, as well as providing the flexibility to manage the investments to accommodate current economic and financial market conditions. Prior to the termination, to meet the Chemical Pension Plan's long-term objective within the constraints of prudent management, target ranges were set for the three primary asset classes: an equity securities range from 40.0% to 70.0%, a debt securities range from 20.0% to 60.0%, and a cash and cash equivalents and other range from 0.0% to 10.0%. Modest asset positions outside of these targeted ranges did occur due to the repositioning of assets within industries or other activity in the financial markets. Equity securities were primarily comprised of both individual securities and equity-based mutual funds, invested in either domestic or international markets. The stocks were diversified among the major economic sectors of the market and were selected based on balance sheet strength, expected earnings growth, the management team and position within their industries, among other characteristics. Debt securities were comprised of U.S. dollar denominated bonds issued by the U.S. Treasury, U.S. government sponsored agencies and investment grade bonds issued by corporations. The notes and bonds purchased were primarily rated "A" or better by the major bond rating companies from diverse industries.

Prior to the termination, the Pension Plans' assets were measured at fair value on a recurring basis and grouped in three levels, based on the markets in which the assets are traded and the degree and reliability of estimates and assumptions used to determine fair value. Mutual funds, U.S. Treasury Bills, equity securities and interest-bearing cash were categorized as Level 1. The fair value of Level 1 assets is based on quotes from independent asset pricing services based on active markets. Mortgage-backed securities and U.S. Treasury and government sponsored enterprises and notes were categorized as Level 2. The fair value of level 2 assets is based on prices obtained from independent pricing sources that were based on observable transactions of similar instruments, but not quoted markets. At December 31, 2020 and 2019, there were no assets categorized as Level 3. The fair value of the collective investment fund was based on the net asset value ("NAV") of units as a practical expedient, and therefore the asset was not classified in the fair value hierarchy.

The following schedule sets forth the fair value of the Pension Plans' assets and the level of valuation inputs used to value those assets at December 31, 2020 and 2019.

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$12,515	$—	$—	$12,515
Total investments at fair value	$12,515	$—	$—	$12,515

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Cash	$3,579	$—	$—	$3,579
Debt Securities:
U.S. Treasury and government sponsored agency bonds and notes	—	86,952	—	86,952
Mutual funds(1)	69,845	—	—	69,845
Corporate bonds	—	6,718	—	6,718
Mortgage-backed securities	—	2,346	—	2,346
Other	775	—	—	775
Total investments at fair value	$74,199	$96,016	$—	$170,215
(1)Comprised primarily of money market mutual funds, fixed-income bonds issued by the U.S. Treasury and government sponsored agencies and bonds of U.S. and foreign issuers from diverse industries.

At December 31, 2019, the Pension Plans did not hold any shares of the Corporation's common stock.

Accumulated Other Comprehensive Loss

The following sets forth the changes in accumulated other comprehensive income (loss), before tax, related to the Corporation's Postretirement Plans:

	At or For the Year Ended December 31,
	Postretirement Plans
(In thousands)	2020	2019	2018
Accumulated other comprehensive income (loss) before tax, beginning of period	$(101)	$(147)	$(193)
Amortization of prior service credit (recognized in net periodic benefit cost)	46	46	46
Plan amendment	(449)	—	—
Accumulated other comprehensive income (loss) before tax, end of period	$(504)	$(101)	$(147)
The Pension Plans do not have any accumulated other comprehensive income (loss).

Note 24.  Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Basic earnings per common share:
Net income attributable to TCF Financial Corporation	$222,759	$295,468	$304,358
Preferred stock dividends	9,975	9,975	11,588
Impact of preferred stock redemption(1)	—	—	3,481
Net income available to common shareholders	212,784	285,493	289,289
Less: Earnings allocated to participating securities	—	20	42
Earnings allocated to common stock	$212,784	$285,473	$289,247
Weighted-average common shares outstanding used in basic earnings per common share calculation	151,812,393	111,604,094	84,133,983
Basic earnings per common share	$1.40	$2.56	$3.44
Diluted earnings per common share:
Earnings allocated to common stock	$212,784	$285,473	$289,247
Weighted-average common shares outstanding used in basic earnings per common share calculation	151,812,393	111,604,094	84,133,983
Net dilutive effect of:
Non-participating restricted stock	23,901	140,832	—
Stock options	51,265	73,439	1,184
Warrants	—	—	189,519
Weighted-average common shares outstanding used in diluted earnings per common share calculation	151,887,559	111,818,365	84,324,686
Diluted earnings per common share	$1.40	$2.55	$3.43
Anti-dilutive shares outstanding not included in the computation of diluted earnings per common share
Non-participating restricted stock	2,086,305	1,288,539	1,028,942
Stock options	244,004	97,980	—
(1)Amounts represent the deferred stock issuance costs originally recorded in preferred stock that were reclassified to retained earnings.

Note 25. Other Noninterest Income and Expense

Other noninterest income and expense was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Other Noninterest Income
Gain on branch sales(1)	$14,717	$—	$—
Termination of interest rate swaps	—	(17,302)	—
Loan servicing rights impairment	(17,605)	(3,882)	—
Other	49,430	42,995	28,769
Total other noninterest income	$46,542	$21,811	$28,769
Other Noninterest Expense
Outside processing	$60,650	$38,151	$20,574
Loan and lease expense	29,386	22,557	13,649
Professional fees	26,077	26,863	21,529
Advertising and marketing	25,854	28,220	28,120
FDIC insurance	23,893	18,298	15,056
Card processing and issuance costs	24,363	21,235	17,461
CFPB and OCC settlement charge	—	—	32,000
Other	142,528	148,392	107,097
Total other noninterest expense	$332,751	$303,716	$255,486
(1) Represents the completion of the sale of seven banking centers in conjunction with deposits associated with those banking centers.

Note 26. Income Taxes

Applicable income taxes in the Consolidated Statements of Income were as follows:

(In thousands)	Current	Deferred	Total
Year Ended December 31, 2020:
Federal	$95,116	$(70,261)	$24,855
State	16,206	(4,579)	11,627
Foreign	3,420	(1)	3,419
Total	$114,742	$(74,841)	$39,901
Year Ended December 31, 2019:
Federal	$(8,471)	$40,038	$31,567
State	23,154	(9,564)	13,590
Foreign	5,148	(64)	5,084
Total	$19,831	$30,410	$50,241
Year Ended December 31, 2018:
Federal	$9,424	$54,858	$64,282
State	13,251	3,722	16,973
Foreign	4,435	406	4,841
Total	$27,110	$58,986	$86,096

Reconciliations to the Corporation's effective income tax rates from the statutory federal income tax rates were as follows:

	Year Ended December 31,
	2020	2019	2018
Federal income tax rate	21.00%	21.00%	21.00%
Increase (decrease) resulting from:
CARES Act federal NOL carryback	(5.93)	—	—
Tax credit investments	(4.03)	(1.94)	(0.34)
Executive compensation limitation	3.54	0.67	0.36
State income tax, net of federal tax	3.40	3.01	3.34
Tax-exempt income	(3.04)	(1.74)	(1.64)
FDIC Insurance	1.80	0.96	0.25
Tax basis adjustment	(1.35)	(3.30)	—
State tax settlements, net of federal tax	(0.67)	(1.40)	—
TCF/Chemical Merger deferred tax reprice	—	(1.59)	—
Other, net	0.06	(1.60)	(1.54)
Effective income tax rate	14.78%	14.07%	21.43%

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

Due to the shift to a worldwide territorial tax regime as part of tax reform enacted by the Tax Cuts and Jobs Act, future repatriations of foreign earnings are no longer subject to U.S. federal income tax. However, these foreign earnings may be subject to foreign withholding taxes should they be distributed in the form of dividends. As of December 31, 2020, the estimated withholding taxes that could be due on these earnings was $5.3 million.

The CARES Act was enacted in March 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOLs from 2018, 2019 and 2020 to be carried back five years to generate refunds of previously paid income taxes. Additionally, it provides retroactive changes in depreciation rules for certain qualified improvement property. Guidance implementing the CARES Act’s provisions provided retroactive choices to opt into or out of the full expensing of equipment purchases in the year of acquisition. During the year ended December 31, 2020, the Corporation implemented these and other options provided by the CARES Act, which resulted in a forecasted full year 2020 federal tax NOL. Carrying back 2020 federal tax NOLs to pre-2018 years results in tax refunds and a permanent tax benefit associated with the difference between the 21% federal tax rate in 2020 and the 35% federal tax rate prior to 2018.

Reconciliations of the changes in unrecognized tax benefits were as follows:

	At or For the Year Ended December 31,
(In thousands)	2020	2019	2018
Balance, beginning of period	$2,695	$5,872	$4,645
Increases for tax positions related to the current year	282	444	903
Increases for tax positions related to prior years	1,178	445	1,438
Decreases for tax positions related to prior years	(261)	(1,498)	(970)
Settlements with taxing authorities	(2,317)	(2,479)	—
Decreases related to lapses of applicable statutes of limitation	(78)	(89)	(144)
Balance, end of period	$1,499	$2,695	$5,872

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.2 million and $2.1 million at December 31, 2020 and 2019, respectively. The Corporation recognizes increases and decreases for interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense (benefit). The Corporation recognized approximately $0.2 million of tax benefit, $0.4 million of tax benefit and $0.1 million of tax expense for 2020, 2019 and 2018, respectively, related to interest and penalties. Interest and penalties of approximately $0.1 million and $0.3 million were accrued at December 31, 2020 and 2019, respectively.

The Corporation's federal income tax returns are open and subject to examination for 2017 and later tax return years. The Corporation's various state income tax returns are generally open for 2016 and later tax return years based on individual state statutes of limitation. The Corporation's various foreign income tax returns are open and subject to examination for 2016 and later tax return years. Changes in the amount of unrecognized tax benefits within the next 12 months from normal expirations of statutes of limitation are not expected to be material.

The Corporation's deferred tax assets and deferred tax liabilities were as follows:

	At December 31,
(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan and lease losses	$121,614	$25,178
Net operating losses and other carryforwards	74,240	70,820
Stock compensation and deferred compensation plans	45,588	42,980
Acquisition-related fair value adjustments	25,721	44,800
Nonaccrual interest	7,823	6,209
Other	8,290	5,516
Deferred tax assets	283,276	195,503
Valuation allowance	(10,828)	(12,840)
Total deferred tax assets, net of valuation allowance	272,448	182,663
Deferred tax liabilities:
Lease financing	296,184	339,691
Investment securities available-for-sale	56,839	16,760
Goodwill and other intangibles	32,494	35,031
Loan fees and discounts	24,572	10,098
Premises and equipment	16,213	30,122
Deferred Income	12,453	—
Prepaid expenses	10,507	9,508
Loan servicing rights	7,666	12,989
Other	4,926	7,862
Total deferred tax liabilities	461,854	462,061
Net deferred tax liabilities	$189,406	$279,398

The net operating losses and other carryforwards at December 31, 2020 consisted of federal net operating losses of $23.1 million that expire in 2028 through 2036, state net operating losses of $4.6 million that expire in 2023 through 2040, charitable contribution carryforwards of $1.3 million that expire in 2025, capital loss carryforwards of $0.2 million that expire in 2022, federal credit carryforwards of $29.4 million that expire in 2028 through 2040 and federal credit carryforwards of $4.9 million that do not expire. The valuation allowance against the Corporation’s deferred tax asset at December 31, 2020 consisted of state net operating losses of $10.7 million and other items of $0.1 million. The valuation allowance at December 31, 2020 and 2019 principally applies to net operating losses and capital loss carryforwards that, in the opinion of management, are more-likely-than-not to expire unutilized. However, to the extent that tax benefits related to these carryforwards are realized in the future, the reduction in the valuation allowance will reduce income tax expense.

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

The Corporation evaluates performance and allocates resources based on each reportable segment's net income or loss. The reportable segments follow GAAP as described in "Note 1. Basis of Presentation," except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation and presenting net interest income on a fully tax-equivalent basis. The Corporation generally accounts for inter-segment sales and transfers at cost.

Certain information for each of the reportable segments, including reconciliations of the Corporation's consolidated totals, was as follows:

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Year Ended December 31, 2020:
Net interest income	$834,106	$697,190	$7,105	$1,538,401
Provision for credit losses	16,945	240,206	—	257,151
Net interest income after provision for credit losses	817,161	456,984	7,105	1,281,250
Noninterest income	318,029	186,304	11,730	516,063
Noninterest expense	852,733	430,158	244,480	1,527,371
Income (loss) before income tax expense (benefit)	282,457	213,130	(225,645)	269,942
Income tax expense (benefit)	62,654	35,128	(57,881)	39,901
Income (loss) after income tax expense (benefit)	219,803	178,002	(167,764)	230,041
Income attributable to non-controlling interest	—	7,282	—	7,282
Preferred stock dividends	—	—	9,975	9,975
Net income (loss) available to common shareholders	$219,803	$170,720	$(177,739)	$212,784
Total assets	$13,663,990	$24,063,599	$10,074,898	$47,802,487
Revenues from external customers:
Interest income	$558,729	$1,027,896	$179,037	$1,765,662
Noninterest income	318,029	186,304	11,730	516,063
Total	$876,758	$1,214,200	$190,767	$2,281,725

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Year Ended December 31, 2019:
Net interest income	$676,552	$536,154	$76,326	$1,289,032
Provision for credit losses	16,550	48,732	—	65,282
Net interest income after provision for credit losses	660,002	487,422	76,326	1,223,750
Noninterest income	273,915	198,898	(7,281)	465,532
Noninterest expense	753,904	383,390	194,821	1,332,115
Income (loss) before income tax expense (benefit)	180,013	302,930	(125,776)	357,167
Income tax expense (benefit)	38,353	50,581	(38,693)	50,241
Income (loss) after income tax expense (benefit)	141,660	252,349	(87,083)	306,926
Income attributable to non-controlling interest	—	11,458	—	11,458
Preferred stock dividends	—	—	9,975	9,975
Net income (loss) available to common shareholders	$141,660	$240,891	$(97,058)	$285,493
Total assets	$14,224,545	$20,395,308	$12,031,700	$46,651,553
Revenues from external customers:
Interest income	$533,545	$919,091	$134,625	$1,587,261
Noninterest income	273,915	198,898	(7,281)	465,532
Total	$807,460	$1,117,989	$127,344	$2,052,793

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Year Ended December 31, 2018:
Net interest income (expense)	$569,220	$383,031	$56,244	$1,008,495
Provision for credit losses	24,661	22,107	—	46,768
Net interest income after provision for credit losses	544,559	360,924	56,244	961,727
Noninterest income	262,797	190,442	1,158	454,397
Noninterest expense	669,967	308,727	35,706	1,014,400
Income (loss) before income tax expense (benefit)	137,389	242,639	21,696	401,724
Income tax expense (benefit)	31,645	52,675	1,776	86,096
Income (loss) after income tax expense (benefit)	105,744	189,964	19,920	315,628
Income attributable to non-controlling interest	—	11,270	—	11,270
Preferred stock dividends	—	—	11,588	11,588
Impact of preferred stock call	—	—	3,481	3,481
Net income (loss) available to common shareholders	$105,744	$178,694	$4,851	$289,289
Total assets	$6,414,228	$9,086,125	$8,199,259	$23,699,612
Revenues from external customers:
Interest income	$456,904	$636,108	$66,317	$1,159,329
Noninterest income	262,797	190,442	1,158	454,397
Total	$719,701	$826,550	$67,475	$1,613,726

Note 28.  Commitments, Contingent Liabilities and Guarantees

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

Financial instruments with off-balance sheet risk were as follows:

	At December 31,
(In thousands)	2020	2019
Commitments to extend credit:
Commercial	$4,396,191	$5,743,072
Consumer	2,126,327	2,305,096
Total commitments to extend credit	6,522,518	8,048,168
Standby letters of credit and guarantees on industrial revenue bonds	114,636	129,192
Total	$6,637,154	$8,177,360

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

Contingencies and Guarantees The Corporation has originated and sold certain loans, and additionally acquired the potential liability for those historical originated and sold loans by merged or acquired entities, for which the buyer has limited recourse to the Corporation in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $7.0 million and $6.2 million at December 31, 2020 and 2019, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $7.0 million and $6.0 million at December 31, 2020 and 2019, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At December 31, 2019, the Corporation had recorded a liability of $100 thousand, in connection with the recourse agreements, in other liabilities. There was no recorded liability at December 31, 2020.

In addition, the Corporation has certain Small Business Administration ("SBA") guaranteed loans in which the guaranteed portion had been sold to a third party investor. In the event these loans default and the SBA guaranty is no longer intact (i.e. an issue found to have occurred during the origination or the liquidation of the loans) the Corporation would be liable to make the loan whole to the third-party investor. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of default by the borrower was $13.2 million and $16.7 million at December 31, 2020 and 2019, respectively. In the event of default, the Corporation has rights to the underlying collateral securing the loans. At December 31, 2020 and 2019, the Corporation had recorded a liability of $829 thousand and $891 thousand, respectively, in other liabilities.

Representations, Warranties and Contractual Liabilities In connection with the Corporation's residential mortgage loan sales, and the historical sales of merged or acquired entities, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type, underwriting standards and the manner in which the loans will be serviced. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. At December 31, 2020 and 2019 the liability recorded in connection with these representations and warranties was $3.6 million and $5.7 million, respectively, included in other liabilities.

Litigation Contingencies From time to time, the Corporation is a party to legal proceedings arising out of the Corporation's lending, leasing and deposit operations, including foreclosure proceedings and other collection actions as part of the Corporation's lending and leasing collections activities. The Corporation may also be subject to regulatory examinations and enforcement actions brought by federal regulators, including the SEC, the Federal Reserve, the OCC and the CFPB which may impose sanctions in the event of a regulatory violation. The COVID-19 pandemic has resulted in novel legal and regulatory risks, including risks in the area of workplace safety, risks related to emergency lending programs and the associated risk of fraud and regulatory activity. From time to time, borrowers and other customers, and employees and former employees have also brought actions against the Corporation, in some cases claiming substantial damages. The Corporation, like other financial services companies is subject to the risk of class action litigation. Litigation is often unpredictable and the actual results of litigation cannot be determined, and therefore the ultimate resolution of a matter and the possible range of loss associated with certain potential outcomes cannot be established. Based on the current understanding of the Corporation's pending legal proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows.

Note 29.  Parent Company Financial Information

TCF Financial's condensed statements of financial condition, income and cash flows were as follows:

Condensed Statements of Financial Condition

	At December 31,
(In thousands)	2020	2019
Assets:
Cash and due from banks	$174,157	$157,103
Premises and equipment, net	3,407	3,813
Deferred tax asset	8,888	8,536
Investment in TCF Bank	5,492,479	5,526,078
Accounts receivable from TCF Bank	23,202	25,887
Other assets	43,258	40,961
Total assets	$5,745,391	$5,762,378
Liabilities and Equity:
Long term borrowings	$19,090	$19,021
Accrued expenses and other liabilities	55,488	36,342
Total liabilities	74,578	55,363
Equity	5,670,813	5,707,015
Total liabilities and equity	$5,745,391	$5,762,378

Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2020	2019	2018
Interest income:	$436	$262	$200
Interest expense	1,318	484	—
Net interest income	(882)	(222)	200
Noninterest income:
Dividends from TCF Bank	245,000	225,000	431,000
Management fees	53,318	14,001	20,532
Other	2,655	581	426
Total noninterest income	300,973	239,582	451,958
Noninterest expense:
Compensation and employee benefits	45,507	18,677	20,282
Occupancy and equipment	532	470	301
Merger-Related expenses	30,273	69,944	—
Other	4,309	5,040	5,682
Total noninterest expense	80,621	94,131	26,265
Income before income tax benefit and equity in undistributed earnings (loss) of TCF Bank	219,470	145,229	425,893
Income tax benefit	5,961	15,513	952
Income before equity in undistributed earnings (loss) of TCF Bank	225,431	160,742	426,845
Equity in undistributed earnings (loss) of TCF Bank	(2,672)	134,726	(122,487)
Net income	222,759	295,468	304,358
Preferred stock dividends	9,975	9,975	11,588
Impact of preferred stock redemption	—	—	3,481
Net income available to common shareholders	$212,784	$285,493	$289,289

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$222,759	$295,468	$304,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of TCF Bank	2,672	(134,726)	122,487
Share-based compensation expense	35,439	28,351	17,824
Depreciation and amortization	(99)	(640)	4,986
Provision (benefit) for deferred income taxes	(352)	4,893	(583)
Net gains (losses) on sales of assets	—	6	(402)
Net change in other assets	(10,572)	(1,072)	753
Net change in other liabilities	30,900	(1,154)	(374)
Other, net	(1,332)	(21,719)	(7,958)
Net cash provided by operating activities	279,415	169,407	441,091
Cash flows from investing activities:
Purchases of premises and equipment and lease equipment	(23)	(95)	(3)
Proceeds from sales of premises and equipment	—	17	727
Net cash acquired in business combination	—	155,155	—
Net cash provided by (used in) investing activities	(23)	155,077	724
Cash flows from financing activities:
Redemption of Series B preferred stock	—	—	(100,000)
Repurchases of common stock	(33,098)	(86,309)	(212,929)
Common shares sold to TCF employee benefit plans	—	—	715
Dividends paid on preferred stock	(9,975)	(9,975)	(11,588)
Dividends paid on common stock	(214,687)	(156,060)	(99,490)
Payments related to tax-withholding upon conversion of share-based awards	(4,555)	(6,198)	(6,865)
Exercise of stock options	(23)	29	(997)
Net cash used in financing activities	(262,338)	(258,513)	(431,154)
Net change in cash and due from banks	17,054	65,971	10,661
Cash and due from banks at beginning of period	157,103	91,132	80,471
Cash and due from banks at end of period	$174,157	$157,103	$91,132

TCF Financial's operations are conducted through its banking subsidiary, TCF Bank. As a result, TCF Financial's cash flows and ability to make dividend payments to its preferred and common shareholders depend on the earnings of TCF Bank. The ability of TCF Bank to pay dividends or make other payments to TCF Financial is limited by its obligation to maintain sufficient capital and by other regulatory restrictions on dividends. See "Note 18. Regulatory Capital Requirements" of Notes to Consolidated Financial Statements for further information.

Note 30. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In thousands, except per share data)	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Net interest income	$381,394	$377,167	$378,359	$401,481	$408,753	$371,793	$254,057	$254,429
Provision for credit losses	11,818	69,664	78,726	96,943	14,403	27,188	13,569	10,122
Net interest income after provision for credit losses	369,576	307,503	299,633	304,538	394,350	344,605	240,488	244,307
Noninterest income	127,236	118,810	133,054	136,963	158,052	94,258	109,718	103,504
Noninterest expense	379,091	373,440	400,241	374,599	416,571	425,620	236,849	253,075
Income before income tax expense (benefit)	117,721	52,873	32,446	66,902	135,831	13,243	113,357	94,736
Income tax expense (benefit)	25,031	(4,429)	6,213	13,086	21,375	(11,735)	19,314	21,287
Income after income tax expense (benefit)	92,690	57,302	26,233	53,816	114,456	24,978	94,043	73,449
Income attributable to non-controlling interest	1,332	1,564	2,469	1,917	2,057	2,830	3,616	2,955
Net income attributable to TCF Financial Corporation	91,358	55,738	23,764	51,899	112,399	22,148	90,427	70,494
Preferred stock dividends	2,494	2,494	2,494	2,493	2,494	2,494	2,494	2,493
Net income available to common shareholders	$88,864	$53,244	$21,270	$49,406	$109,905	$19,654	$87,933	$68,001
Earnings per common share:
Basic	$0.58	$0.35	$0.14	$0.33	$0.72	$0.15	$1.07	$0.83
Diluted	0.58	0.35	0.14	0.32	0.72	0.15	1.07	0.83

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures TCF Financial carried out an evaluation, under the supervision and with the participation of TCF Financial's management, including its Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of TCF Financial’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, management concluded that TCF Financial’s disclosure controls and procedures were effective as of December 31, 2020.

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

There were no changes in internal control over financial reporting (as a defined rule in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, TCF's internal control over financial reporting.

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

Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), completed an assessment of TCF's internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for evaluating internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013. Based on this assessment, management concluded that TCF's internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP, the Corporation's independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an unqualified attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2020.

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

Opinion on Internal Control Over Financial Reporting
We have audited TCF Financial Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Corporation as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers will be set forth in the following sections of our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders ("2021 Proxy"): Election of Directors; Background of Executive Officers Who Are Not Directors; and Delinquent Section 16(a) Reports, and is incorporated herein by reference, or will be included in an amendment to the Annual Report on Form 10-K/A to be filed with the SEC not later than 120 days after December 31, 2020 ("2021 10-K/A").

Information regarding procedures for nominations of directors is set forth in the following sections of our 2021 Proxy and is incorporated herein by reference, or will be included in our 2021 10-K/A: Corporate Governance - Director Nominations; and Additional Information.

Audit Committee and Financial Expert

Information regarding our Audit Committee, its members and financial experts will be set forth in the following sections of our 2021 Proxy and is incorporated herein by reference, or will be included in our 2021 10-K/A: Election of Directors - Background of the Nominees; Corporate Governance - Board Committees, Committee Memberships, and Meetings in 2020; and Corporate Governance - Audit Committee.

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

The Board has determined that all members of the Audit Committee, including Karen L. Grandstrand, Barbara J. Mahone, Roger J. Sit, Julie H. Sullivan, Jeffery L. Tate, and Franklin C. Wheatlake, are independent and that Directors Sit, Sullivan and Tate each meet the requirements of audit committee financial experts. Additional information regarding Ms. Grandstrand, Ms. Mahone, Mr. Sit, Dr. Sullivan, Mr. Tate and Mr. Wheatlake and the other directors will be set forth in the section Election of Directors - Background of the Nominees in our 2021 Proxy and is incorporated herein by reference, or will be included in our 2021 10-K/A.

Code of Ethics for Senior Financial Management

We have adopted a code of ethics applicable to the Principal Executive Officer ("PEO"), Principal Financial Officer ("PFO") and Principal Accounting Officer ("PAO") (the "Senior Financial Management Code of Ethics") as well as a code of ethics generally applicable to all of our employees (including the PEO, PFO and PAO) and directors (the "Code of Ethics"). The Code of Ethics and the Senior Financial Management Code of Ethics are both available for review on our website at www.tcfbank.com by clicking on "About TCF" and then "Corporate Governance" and then selecting either "Code of Ethics Policy" or "Code of Ethics for Senior Financial Management". Any changes to either code will be posted on the website and any waivers granted to or violations by the PEO, PFO, PAO or any director of TCF Financial will also be posted on our website. To date, there have been no waivers granted to or violations by the PEO, PFO, PAO or any director of our directors.

Item 11. Executive Compensation

Information regarding compensation of our directors and executive officers will be set forth in the following sections of our 2021 Proxy and is incorporated herein by reference, or will be included in our 2021 10-K/A: Corporate Governance - Compensation and Pension Committee; Director Compensation; Compensation Discussion and Analysis; Compensation Committee Report; and Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding ownership of our common stock by our directors, executive officers and certain other shareholders and shares authorized under equity compensation plans will be set forth in the following sections of TCF's 2021 Proxy and is incorporated herein by reference, or will be included in our 2021 10-K/A: Equity Compensation Plans Approved by Shareholders; and Ownership of TCF Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding director independence and certain relationships and transactions between TCF and certain related persons will be set forth in the section entitled Corporate Governance - Director Independence and Related Person Transactions of our 2021 Proxy and is incorporated herein by reference, or will be included in our 2021 10-K/A.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the Audit Committee's pre-approval policies and procedures relating to audit and non-audit services provided by our independent registered public accounting firm will be set forth in the section entitled Independent Registered Public Accountants in our 2021 Proxy and is incorporated herein by reference, or will be included in our 2021 10-K/A.

Part IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
The following consolidated financial statements of TCF Financial Corporation are filed as part of this report:

Description	Page
Report of Independent Registered Public Accounting Firm	76
Consolidated Statements of Financial Condition at December 31, 2020 and 2019	79
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2020	80
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2020	81
Consolidated Statements of Equity for each of the years in the three-year period ended December 31, 2020	82
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020	84
Notes to Consolidated Financial Statements	85

2. Financial Statement Schedules
All financial statement schedules have been included in the Consolidated Financial Statements or the Notes thereto, or are either inapplicable or not required.

3. Exhibits

Exhibit Number	Description
2(a)
Agreement and Plan of Merger, by and between TCF Financial Corporation and Huntington Bancshares Incorporated, dated as of December 13, 2020*. Previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2020. Here incorporated by reference.

3(a)
Restated Articles of Incorporation of TCF Financial Corporation Previously filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017. Here incorporated by reference.

3(b)
Amendment to the Restated Articles of Incorporation of TCF Financial Corporation, including the Certificate of Designations of 5.70% Series C Non-Cumulative Perpetual Preferred Stock. Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2019. Here incorporated by reference.

3(c)
Amended and Restated Bylaws of TCF Financial Corporation, as of October 28, 2020. Previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the SEC on October 26, 2020. Here incorporated by reference.

4(a)#	Description of Capital Stock.
4(b)	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this Annual Report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.
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

10(g)*
 TCF Financial Corporation Deferred Compensation Plan, as amended effective January 1, 2020. Previously filed as Exhibit 10(g) to the registrant's Annual Report on Form 10-K, filed with the SEC on March 2, 2020. Here incorporated by reference.

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

10(p)*
Stock Incentive Plan of 2019. Previously filed as Appendix A to the registrant's definitive proxy statement for the registrant's 2019 Annual Meeting of Shareholders, filed with the SEC on March 28, 2019. Here incorporated by reference.

10(q)*
Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Time-Based Restricted Stock Units. Previously filed as Exhibit 10(d) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(r)*
Form of Restricted Stock Unit Agreement pursuant to the Stock Incentive Plan of 2019 for Performance-Based Restricted Stock Units. Previously filed as Exhibit 10(e) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(u)*
Form of Director’s Restricted Stock Agreement pursuant to the Stock Incentive Plan of 2019 for Deferred Restricted Stock. Previously filed as Exhibit 10(f) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(v)*
Form of Director’s Restricted Stock Agreement pursuant to the Stock Incentive Plan of 2019 for Non-Deferred Restricted Stock. Previously filed as Exhibit 10(g) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(w)*
Form of Retention Time-Vesting Restricted Stock Unit Agreement. Previously filed as Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2019. Here incorporated by reference.

10(x)*
Amended and Restated TCF Financial 2015 Omnibus Incentive Plan. Previously filed as Exhibit 10(a) to Legacy TCF’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. Here incorporated by reference.

10(y)*
Form of Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan. Previously filed as Exhibit 10(aa) of the registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020. Here incorporated by reference.

10(z)*
Form of Performance-Based Restricted Stock Award Agreement under the TCF Financial 2015 Omnibus Incentive Plan. Previously filed as Exhibit 10(bb) of the registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020. Here incorporated by reference.

10(aa)*
Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Time-Based Restricted Stock Units. Previously filed as Exhibit 10(i) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(bb)*
Form of Restricted Stock Unit Agreement pursuant to the TCF Financial 2015 Omnibus Incentive Plan for Performance-Based Restricted Stock Units. Previously filed as Exhibit 10(j) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(cc)*
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

10(hh)*
TCF 401K Plan, as amended and restated effective January 1, 2020. Previously filed as Exhibit 10(qq) to the registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020. Here incorporated by reference.

10(ii)*
TCF 401K Supplemental Plan, as amended and restated effective January 1, 2020. Previously filed as Exhibit 10(qq) to the registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020. Here incorporated by reference.

10(jj)*
Trust Agreement for TCF 401K Plan Supplemental Plan effective November 1, 2017, by and between TCF Financial Corporation and Reliance Trust Company. Previously filed as Exhibit 10(f) to Legacy TCF’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. Here incorporated by reference.

10(kk)*
Form of Deferred Director’s Restricted Stock Agreement. Previously filed as Exhibit 10(k)-1 to Legacy TCF’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. Here incorporated by reference.

10(ll)*
TCF Financial Corporation TCF Directors Deferred Compensation Plan as amended and restated through January 24, 2005. Previously filed as Exhibit 10(l) to Legacy TCF’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. Here incorporated by reference.

10(mm)*
TCF Financial Corporation TCF Directors 2005 Deferred Compensation Plan, adopted effective as of January 6, 2005, as amended and restated through January 24, 2005; and as amended by Amendment of Directors 2005 Deferred Compensation Plan effective July 19, 2010.

10(nn)*
Trust Agreement for TCF Directors Deferred Compensation Plan; as amended by amendment adopted April 30, 2001; as amended by amendment adopted October 10, 2001; and as amended by amendments adopted May 3, 2002; and as amended by Third Amendment of TCF Directors Deferred Compensation Trust effective as of June 30, 2003.

10(oo)*
TCF Employees Omnibus Deferred Compensation Plan, as restated effective April 15, 2019. Previously filed as Exhibit 10(rr) to the registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020. Here incorporated by reference.

10(pp)*
Rabbi Trust Agreement for TCF Employees Omnibus Deferred Compensation Plan, effective April 15, 2019. Previously filed as Exhibit 10(ss) to the registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2020. Here incorporated by reference.

10(qq)*
Amended and Restated Employment Agreement dated November 6, 2019, between TCF Financial Corporation and Craig R. Dahl. Previously filed as Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q with the SEC on November 12, 2019. Here incorporated by reference.

10(rr)*
Separation and Release Agreement by and between Craig R. Dahl and TCF Financial Corporation, dated October 26, 2020. Previously filed as Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2020. Here incorporated by reference.

10(ss)*
Amended and Restated Retention Agreement between David T. Provost and TCF Financial Corporation, dated March 10, 2020. Previously filed as Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2020. Here incorporated by reference.

10(tt)*
Separation and Release between David T. Provost and TCF Financial Corporation, dated May 8, 2020. Previously filed as Exhibit 10(k) of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. Here incorporated by reference.

10(uu)*
Executive Employment Agreement, by and between David T. Provost and TCF Financial Corporation, dated as of December 13, 2020. Previously filed as Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2020. Here incorporated by reference.

10(vv)*
Executive Employment Agreement, by and between Gary Torgow and TCF Financial Corporation, dated as of December 13, 2020. Previously filed as Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2020. Here incorporated by reference.

10(ww)*
Amended and Restated Executive Employment Agreement dated December 13, 2020, between TCF Financial Corporation and Thomas C. Shafer. Previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2020. Here incorporated by reference.

10(xx)*
Employment Agreement between Dennis L. Klaeser, Chemical Financial Corporation and Chemical Bank, dated July 1, 2018. Previously filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on July 3, 2018. Here incorporated by reference.

10(yy)*
Letter Agreement dated December 13, 2019 between Dennis L. Klaeser and TCF Financial Corporation. Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2019. Here incorporated by reference.

10(zz)*
Consulting Agreement between Dennis L. Klaeser and TCF Financial Corporation, dated August 5, 2020. Previously filed as Exhibit 10(j) of the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020. Here incorporated by reference.

10(aaa)*
Amended and Restated Executive Employment Agreement dated December 13, 2020, by and among TCF Financial Corporation, TCF National Bank, and Brian Maass. Previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2020. Here incorporated by reference.

10(bbb)*
Lease, dated May 31, 2019, by and between GPC Adams LLC and Chemical Bank. Previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2019. Here incorporated by reference.

10(ccc)*#	Summary of Non-Employee Director Compensation
21#	Subsidiaries
23#	Consent of KPMG
31.1#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101).
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

Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David T. Provost		February 26, 2021
David T. Provost	Chief Executive Officer (Principal Executive Officer)
/s/ Brian W. Maass		February 26, 2021
Brian W. Maass	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Kathleen S. Wendt		February 26, 2021
Kathleen S. Wendt	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ Gary Torgow		February 26, 2021
Gary Torgow	Executive Chairman
/s/ Thomas C. Shafer		February 26, 2021
Thomas C. Shafer	Executive Vice Chairman
/s/ Peter Bell		February 26, 2021
Peter Bell	Director
/s/ Karen L. Grandstrand		February 26, 2021
Karen L. Grandstrand	Director
/s/ Richard H. King		February 26, 2021
Richard H. King	Director
/s/ Ronald A. Klein		February 26, 2021
Ronald A. Klein	Director
/s/ Barbara J. Mahone		February 26, 2021
Barbara J. Mahone	Director
/s/ Barbara L. McQuade		February 26, 2021
Barbara L. McQuade	Director
/s/ Vance K. Opperman		February 26, 2021
Vance K. Opperman	Lead Director
/s/ Roger J. Sit		February 26, 2021
Roger J. Sit	Director
/s/ Julie H. Sullivan		February 26, 2021
Julie H. Sullivan	Director
/s/ Jeffrey L. Tate		February 26, 2021
Jeffrey L. Tate	Director
/s/ Arthur A. Weiss		February 26, 2021
Arthur A. Weiss	Director
/s/ Franklin C. Wheatlake		February 26, 2021
Franklin C. Wheatlake	Director
/s/ Theresa M. H. Wise		February 26, 2021
Theresa M. H. Wise	Director