Form 10-K/A
period 2020-12-31
TCF FINANCIAL CORP
filed 2021-04-23
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 001-39009
TCF Financial Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2022454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 W. Fort Street, Suite 1800
Detroit, Michigan 48226
(Address and Zip Code of principal executive offices)
(866) 258-1807
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

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
As of April 19, 2021, there were 152,650,970 shares outstanding of the registrant's common stock, par value $1 per share, its only outstanding class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2021. We are filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend the Form 10-K solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2021 annual meeting of shareholders, because our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020. This Amendment hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings with the SEC.

BASIS OF PRESENTATION

Unless otherwise indicated, all references to “TCF,” “TCF Financial,” “we,” “us,” “our,” “ourselves” and the “Company” relate to TCF Financial Corporation and its wholly and majority-owned subsidiaries unless the context indicates otherwise.

Item 10 Directors, Executive Officers and Corporate Governance

Directors

The following sets forth information concerning members of the Board of Directors (the “Board”) and describes at least the last five years of business experience of each Director, as well as the specific experience, qualifications, attributes or skills that led to the conclusion that the individual should serve as a Director of TCF. The descriptions also include any other directorships at public companies held during the past five years by the Directors. There is no family relationship between any of the Directors or executive officers of TCF. Except with respect to the provisions in our bylaws described below under “Corporate Governance,” there are no arrangements or understandings between the Directors and any other person pursuant to which he or she was or is to be selected as a Director. The year during which each Director became a director does not include service with subsidiaries, predecessor companies or companies merged with TCF Financial.

Peter Bell
Director of TCF Financial
Director Since: 2019
Age: 69
Committees: Compliance and BSA; Corporate Governance, Nominating and ESG Committee (the “Nominating Committee”); Finance; and Risk

Peter Bell was appointed to the Board of TCF upon completion of our merger with legacy TCF Financial Corporation, a Delaware corporation ("Legacy TCF"), pursuant to which, on August 1, 2019, Legacy TCF merged with and into Chemical Financial Corporation, a Michigan corporation ("Legacy Chemical"), with Legacy Chemical surviving the merger (the "TCF/Chemical merger") and being renamed TCF Financial Corporation. He was appointed to the Board of Legacy TCF in 2009. Since December 2010, Mr. Bell has served as Senior Advisor to the Center of the American Experiment, a public policy institution. From 2003 until December 2010, he was the Chair of the Metropolitan Council, a regional agency serving the Minneapolis/St. Paul metropolitan area, that operates the bus, wastewater, and parks systems, and administers funds for affordable housing opportunities, and he was responsible for strategic long-range growth planning for the Minneapolis/St. Paul metropolitan area. He was Executive Vice President at Hazelden Publishing and Educational Services from 1999 to 2002 and Executive Vice President of Corporate Community Relations at Legacy TCF Bank from 1994 to 1999. He was the co-founder and Executive Director of the Institute on Black Chemical Abuse and has authored and published numerous books on chemical dependence. He is a former member of the Board of Regents of the University of Minnesota, and serves on the Board of Directors of the American Action Forum, Friends of Education, Greater Twin Cities United Way, Questscope, and many other local and national social and civic organizations. In addition to unique management experience in the public and private sectors, Mr. Bell contributes his extensive experience in government affairs to the Board. As a financial holding company regulated by several federal agencies, TCF has numerous dealings with regulatory bodies, and Mr. Bell’s expertise in dealing with a wide variety of state and federal regulators is very helpful in Board deliberations that involve TCF’s regulatory relationships.

Karen L. Grandstrand
Director of TCF Financial
Director Since: 2019
Age: 66
Committees: Audit; Compensation and Pension (the “Compensation Committee”); Finance; Risk (Chair); Risk Management Subcommittee (Chair); and Strategic Initiatives

Karen L. Grandstrand was appointed to the Board of TCF upon completion of the TCF/Chemical merger on August 1, 2019. She was appointed to the Board of Legacy TCF in 2010. She is a shareholder in the Minneapolis law firm of Fredrikson & Byron, P.A. and Chair of the firm’s Bank and Finance Group. Before joining the firm in 1999, Ms. Grandstrand was Senior Vice President of the Banking Supervision and Risk Management Departments at the Federal Reserve Bank of Minneapolis, where she worked from 1985 to 1999. She served as a director of Thrivent Financial Bank from 2006 to 2010 and has also served as a director for various Minnesota civic and educational entities. Ms. Grandstrand’s contributions as a Director include her insight into the regulatory environment in which TCF operates and expertise in regulatory compliance. As the banking industry is highly regulated, her knowledge, experience, and skills are invaluable to the Board’s decision making.

Richard H. King
Director of TCF Financial
Director Since: 2019
Age: 65
Committees: Nominating; Finance; Risk; Strategic Initiatives; and Technology (Chair)

Richard H. King was appointed to the Board of TCF upon completion of the TCF/Chemical merger on August 1, 2019. He was appointed to the Board of Directors of Legacy TCF in 2014. He served as Managing Director of Operations at Thomson Reuters Corporation, a global provider of intelligent information, from January 2020 until his retirement in 2021, where he had worked since 2000, serving in various positions of leadership including Executive Vice President and Chief Information Officer during 2019 and from 2015 to 2017, Executive Vice President, Operations from 2017 to 2019, Executive Vice President & Chief Operating Officer for Technology from 2012 to 2015, and Chief Technology Officer of Thomson Reuters Professional Division and Executive Vice President and Chief Operating Officer of Thomson West from 2008 to 2012. Mr. King has completed the NACD Cyber-Risk Oversight Program and received the CERT Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University. Mr. King’s extensive technology experience in the information industry is beneficial to the Board and allows him to provide special insights with respects to TCF’s information technology and information security issues.

Ronald A. Klein
Director of TCF Financial
Director Since: 2016
Age: 63
Committees: Nominating (Chair); Finance; Risk; Strategic Initiatives; and Technology

Ronald A. Klein was appointed to the Board of TCF (Legacy Chemical at that time) upon completion of our merger with Talmer Bancorp, Inc. on August 31, 2016. Mr. Klein previously served as a Director of Talmer Bank and Trust beginning in April 2010. Mr. Klein is a principal in JK Ventures, a real estate investment company. Mr. Klein is also the Chairman of Verge.io, a software-defined data center company. From February 1999 until January 2020, Mr. Klein served as a Director and Chief Executive Officer of Origen Financial, Inc., formerly a publicly-traded Mortgage Real Estate Investment Trust (REIT) that originated, securitized and serviced manufactured home loans. Mr. Klein has served on the Board of Directors of Sun Communities, Inc., a publicly traded REIT that owns and operates manufactured housing and RV communities, since January 2015, and is Chairman of the Finance Committee and serves on the Executive, Compensation and Governance Committees. Mr. Klein is on the Executive Board of the Jewish Federation of Metropolitan Detroit. Mr. Klein’s financial acumen and his professional experience, including his experience and familiarity with the financial statements and financial disclosures of publicly-held bank holding companies, his experience serving as a director of publicly-held companies, his familiarity with certain important market areas, and his experience as a chief executive officer of a publicly-held financial services company allow him to contribute substantially to our Board.

Barbara J. Mahone
Director of TCF Financial
Director Since: 2016
Age: 75
Committees: Audit; Compensation; Finance; and Risk

Barbara J. Mahone was appointed to the Board of TCF (Legacy Chemical at that time) upon completion of our merger with Talmer Bancorp, Inc. on August 31, 2016. Ms. Mahone previously served as a Director of Talmer Bancorp, Inc. and Talmer Bank and Trust beginning in March 2013. Ms. Mahone retired from General Motors in 2008 as Executive Director, Human Resources, after 38 years of service. Ms. Mahone served on the Board of Directors of William Beaumont Health System from 1997 until 2015 and on the Board of Directors of Charter One Bank from 2002 until 2004. Ms. Mahone’s depth of knowledge and executive level experience in human resources, her experience and familiarity with the financial statements and financial disclosure of publicly-held bank holding companies, her experience serving as a director of a publicly-held company, and her familiarity with an important market area in which we have expanded and operate allow her to contribute substantially to our Board.

Barbara L. McQuade
Director of TCF Financial
Director Since: 2018
Age: 56
Committees: Compliance and BSA (Chair); Nominating; Finance; Risk; Risk Management Subcommittee; and Technology

Barbara L. McQuade was appointed to the Board of TCF (Legacy Chemical at that time) on April 25, 2018. She has more than 20 years of experience in leadership positions and public service, including serving as the U.S. Attorney for the Eastern District of Michigan from 2010 until 2017, and serving as Vice Chair of the Attorney General’s Advisory Committee and co-chair of the Terrorism and National Security Subcommittee. She served as Assistant U.S. Attorney in Detroit for 12 years, serving as Deputy Chief of the National Security Unit. Ms. McQuade is currently a law professor at the University of Michigan, teaching criminal law, criminal procedure and national security law, a position she has held since May 2017. She is also a contributor as a legal analyst for MSNBC. She serves on the Boards of Directors for SafeHouse Center, Crime Stoppers of Detroit and the Hudson-Webber Foundation, and serves as a Trustee for the Community Foundation for Southeast Michigan. Ms. McQuade’s depth of knowledge, substantial executive leadership experience and public service, particularly in the State of Michigan, allow her to contribute substantially to our Board.

Vance K. Opperman
Lead Director of TCF Financial
Director Since: 2019
Lead Director Since: 2019
Age: 78
Committees: Compensation; Nominating; Finance; Risk; and Strategic Initiatives (Co-Chair)

Vance K. Opperman was appointed to the Board of TCF upon completion of the TCF/Chemical merger on August 1, 2019. He was appointed to the Board of Directors of Legacy TCF in 2009. He currently serves as the Lead Director of TCF. He is President and Chief Executive Officer of Key Investment, a private investment company involved in publishing and other activities, a position he has held since 1996. From 1993 to 1996, he was President of West Publishing Company, a provider of legal and business information research now owned by Thomson Reuters. He has served on the Board of Directors of Thomson Reuters since 1996 and has been Lead Director since 2013. He also served on the Board of Directors of Blue Cross Blue Shield of Minnesota until June 2014. Mr. Opperman’s background in executive management and expertise in finance make him a valuable member of the Board. The legal skills he acquired as an attorney and as the president of a large company in the legal publishing business are useful in the Board’s discussions of legal risk and regulatory issues. As President of West Publishing, Mr. Opperman acquired managerial and analytical skills which enable him to provide valuable insight to Board discussions. In addition, Mr. Opperman’s experience in the healthcare industry is unique to the Board and allows him to provide special insights with respect to TCF’s healthcare and medical benefits issues.

David T. Provost

Director of TCF Financial
Director Since: 2016
Age: 67
 Committees: Strategic Initiatives (Co-Chair)

David T. Provost was appointed Chief Executive Officer of TCF on October 28, 2020. Prior to this, Mr. Provost served as Executive Vice Chairman from August 1, 2019 in connection with the TCF/Chemical merger through May 8, 2020, at which point his employment with TCF ended and he became Vice Chairman until his appointment as Chief Executive Officer. He has been a member of our Board since the completion of our merger as Legacy Chemical with Talmer Bancorp, Inc. on August 31, 2016. Mr. Provost served as our Chief Executive Officer and President from June 2017 until August 2019. Before June 2017, Mr. Provost previously served as Vice Chairman of the Legacy Chemical Board of Directors from September 2016 to June 2017. Before that, Mr. Provost served as Chief Executive Officer, President and as a Director of Talmer Bancorp, Inc., as Chief Executive Officer of Talmer Bank and Trust beginning in 2008, and as Chairman of Talmer Bank and Trust beginning in December 2009. Mr. Provost served as President of Talmer Bank and Trust from December 2009 until September 2014. Before joining Talmer, Mr. Provost served as Chairman and Chief Executive Officer of The Private Bank-Michigan, then a subsidiary of Chicago-based Private Bancorp, Inc. Mr. Provost also served as Chief Executive Officer of Bloomfield Hills Bancorp, and as Chairman and Chief Executive Officer of The Private Bank. Mr. Provost also spent 13 years in various capacities at Manufacturers National Bank of Detroit and Manufacturers National Bank of Novi (now Comerica Bank). Mr. Provost serves as a member of the Board of Directors of Plastipak Holdings, Inc. and its subsidiaries and as Chairman of its Audit Committee. Mr. Provost’s experience in the banking industry, his extensive experience in leading a business organization, his experience and familiarity with the financial statements and financial disclosure of publicly-held bank holding companies, his experience serving as a director of a publicly-held company, and his familiarity with an important market area in which we operate allows him to contribute substantially to our Board.

Thomas C. Shafer
Director of TCF Financial
Director Since: 2020
Age: 62
Committees: N/A

Thomas C. Shafer was appointed Executive Vice Chairman of TCF and Chief Executive Officer of TCF National Bank on October 28, 2020. Prior to this, Mr. Shafer served as Chief Operating Officer of TCF, and President and Chief Operating Officer of TCF Bank beginning on August 1, 2019 in connection with the TCF/Chemical merger. He previously served as Executive Vice Chairman and Director of Legacy Chemical and President and Chief Executive Officer of Legacy Chemical Bank from June 2017 through August 2019. Before that, Mr. Shafer was Executive Vice President and Director of Regional and Community Banking of Legacy Chemical Bank from November 2016 until June 2017. Mr. Shafer served as Vice Chairman of Talmer Bancorp, Inc. from 2011 until September 2014, and subsequently served as Chief Operating Officer of Talmer Bancorp, Inc. and President of Talmer Bank from September 2014 to November 2016. He also served as Chief Executive Officer and President and Director of First Place Bank, a wholly owned subsidiary of Talmer Bancorp, Inc., from January 2013 until it was merged into Talmer Bank in February 2014. Before joining Talmer, Mr. Shafer served Citizens Republic Bancorp for a 16-year period in various executive-level positions, including as Executive Vice President of Regional Banking, Executive Vice President of Commercial Banking, Chief Credit Officer and Executive Vice President of Specialty Banking. Mr. Shafer’s extensive experience and leadership in the banking industry and his familiarity with key TCF markets allows him to contribute substantially to our Board.

Roger J. Sit
Director of TCF Financial
Director Since: 2019
Age: 59
Committees: Audit; Compensation; Finance; and Risk

Roger J. Sit was appointed to the Board of TCF upon completion of the TCF/Chemical merger on August 1, 2019. He was appointed to the Board of Directors of Legacy TCF in 2015. He is the Chief Executive Officer, Global Chief Investment Officer and a Director of Sit Investment Associates, a privately-owned institutional investment management firm, positions he has held since 2008, and has held various positions at Sit Investment Associates since 1998. Mr. Sit has over 25 years of financial services experience. He currently serves on the Boards of Convergent Capital, University of Minnesota Foundation, and the McKnight Foundation. As the Chief Executive Officer of a successful investment management firm, Mr. Sit has acquired managerial and analytical skills which enable him to provide valuable insight to the Board.

Julie H. Sullivan
Director of TCF Financial
Director Since: 2019
Age: 63
Committees: Audit (Chair); Finance; Risk; and Strategic Initiatives

Julie H. Sullivan was appointed to the Board of TCF upon completion of the TCF/Chemical merger on August 1, 2019. She was appointed to the Board of Directors of Legacy TCF in 2016. Dr. Sullivan has been the President of the University of St. Thomas (MN) since July 2013. Before that, she served as Executive Vice President and Provost of the University of San Diego from 2005 to 2013, with responsibility over academic and budgetary affairs. She served as a director of SI Group, a privately owned global chemical company, from 2001 to 2016, and was also a member of the Audit, Compensation, and Pension Committees. Dr. Sullivan previously served on the boards of PICO Holdings Inc. from 2009 to 2015, Applied Micro Circuits Corp from 2005 to 2011, and United PanAm Financial Corporation from 2007 to 2008, serving as the Chair of the Audit Committee for each during her tenure. She also currently serves on the Boards of the non-profits Loyola University Chicago, Catholic Charities of St. Paul and Minneapolis, and Greater MSP. Dr. Sullivan is a non-practicing Certified Public Accountant and a member of the National Association of Corporate Directors. Dr. Sullivan brings a unique perspective to the Board given her long career in academia, as well as extensive financial experience and acumen which are invaluable in the Board’s review of TCF’s financial statements.

Jeffrey L. Tate
Director of TCF Financial
Director Since: 2017
Age: 51
Committees: Audit; Compensation; Finance (Chair); Risk; and Risk Management Subcommittee

Jeffrey L. Tate was appointed to the Board of TCF (Legacy Chemical at that time) on March 1, 2017. Mr. Tate is the Executive Vice President and Chief Financial Officer for Leggett and Platt, a diversified manufacturer. Previously, Mr. Tate served as Vice President and Business Finance Director for the Packaging and Specialty Plastics segment of The Dow Chemical Company, a position he held from August 2017 until August 2019. He directed and oversaw all finance activities to provide strategic and financial counsel for the businesses. Mr. Tate began his career with Dow in Louisiana in 1992 and held a variety of accounting and controller roles before relocating to Michigan for several finance leadership assignments in Dow Automotive, Investor Relations, Performance Materials and Performance Plastics. In his role as Corporate Auditor, Mr. Tate held oversight for Dow’s Corporate Auditing department and was responsible for ensuring the adequacy and accuracy of all accounting, financial and operating controls of Dow’s global operations. In 2020, Mr. Tate was chosen as Chief Financial Officer of the Year by the National Association of Black Accountants (NABA). In 2020 and 2012, he was named to Savoy Magazine’s Top 100 Most Influential Blacks in Corporate America. He is a member of the Financial Executives International (FEI); the American Institute of Certified Public Accountants (AICPA); the Institute of Internal Auditors (IIA); the National Black MBA Association; and Omega Psi Phi Fraternity, Incorporated. Mr. Tate is a Certified Public Accountant and previously served on the Public Company Accounting Oversight Board’s (PCAOB) Standing Advisory Group. Mr. Tate’s experience as a leader in a large, geographically diverse publicly-held corporation, his experience and background as an auditor and certified public accountant, his familiarity with financial statements of large business organizations, and his familiarity with an important market area in which we operate and compete allows him to contribute substantially to our Board.

Gary Torgow
Director and Executive Chairman of TCF Financial
Director Since: 2016
Executive Chairman Since: 2016
Age: 64
Committees: N/A

Gary Torgow was appointed to the Board of TCF (Legacy Chemical at that time) upon completion of our merger with Talmer Bancorp, Inc. on August 31, 2016. Mr. Torgow has served as Chairman of the Board since September 2016. Before that, Mr. Torgow served as Chairman of the Talmer Bancorp, Inc. Board of Directors beginning in December 2009. Mr. Torgow also serves as Chair of the TCF Bank Board of Directors Before joining Talmer Bancorp, Inc., Mr. Torgow founded and chaired the Sterling Group, a Michigan-based real estate, development and investment company. Mr. Torgow also served as a Board Member of Bloomfield Hills Bancorp, on the Michigan Board of The Private Bank, and on the Board and Audit Committee of Jackson National Life Insurance of New York. Mr. Torgow currently serves on the Board of Blue Cross Blue Shield of Michigan, DTE Energy, is an Executive Board Member of Business Leaders of Michigan, and is a Trustee of the Community Foundation of Southeastern Michigan. He is also a member of the Board of Trustees of Beaumont Health. Mr. Torgow is on the Executive Board of the Jewish Federation of Metropolitan Detroit and the Detroit Regional Partnership. Mr. Torgow’s experience leading a business organization, his experience and familiarity with the financial statements and financial disclosure of publicly-held bank holding companies, his experience serving as a director of a publicly-held company, and his familiarity with an important market area in which we operate and compete allows him to contribute substantially to our Board.

Arthur A. Weiss
Director of TCF Financial
Director Since: 2016
Age: 72
Committees: Compensation (Chair); Compliance and BSA; Finance; Risk; and Strategic Initiatives

Arthur A. Weiss was appointed to the Board of TCF (Legacy Chemical at that time) upon completion of our merger with Talmer Bancorp, Inc. on August 31, 2016. Mr. Weiss previously served as a director of Talmer Bancorp, Inc. and Talmer Bank and Trust from May 2007 until August 2016. Mr. Weiss is a shareholder and Chairman of the Board of Directors of the law firm of Jaffe, Raitt, Heuer & Weiss, P.C., where he has practiced law since 1976. Mr. Weiss has served on the Board of Directors of Sun Communities, Inc., a publicly traded Real Estate Investment Trust (REIT) that owns and operates manufactured housing communities, since 1996, and serves on the Executive and MH Finance committees. Mr. Weiss’ years of legal experience, his experience leading a business organization, his experience and familiarity with the financial statements and financial disclosure of publicly-held bank holding companies, his experience serving as a director of a publicly-held company and his familiarity with an important market area in which we operate and compete allows him to contribute substantially to our Board.

Franklin C. Wheatlake
Director of TCF Financial
Director Since: 2006
Age: 73
Committees: Audit; Nominating; Finance; Risk; and Strategic Initiatives

Franklin C. Wheatlake was appointed to the Board of TCF (Legacy Chemical at that time) in January 2006. Mr. Wheatlake served as Lead Independent Director from April 2014 until August 2019 and as Chairman of the Board of Chemical Bank from June 2017 until August 2019. Mr. Wheatlake is Chairman of Utility Supply and Construction Company, a company that provides supply chain, material distribution, logistics support and construction services to the electric and gas utility industry located in Reed City, Michigan, a position he has held since 1990. Mr. Wheatlake’s experience in leading a diverse business organization, his familiarity with an important market area in which we operate and compete, and his experience in running and managing the financial needs of a business that is typical of many of our customers allows him to contribute substantially to our Board.

Theresa M. H. Wise
Director of TCF Financial
Director Since: 2019
Age: 54
Committees: Compliance and BSA; Finance; Risk; Risk Management Subcommittee; and Technology

Theresa M. H. Wise was appointed to the Board of TCF upon completion of the TCF/Chemical merger on August 1, 2019. She was appointed to the Board of Directors of Legacy TCF in 2019. Dr. Wise currently serves as Chief Executive Officer and Principal for Utaza, LLC, a business advisory group focused on IT strategy, customer data analytics, mathematical models for inventory and revenue optimization. From 2008 to 2016, Dr. Wise served as Senior Vice President and Chief Information Officer of Delta Air Lines, a publicly traded airline company, where she led the successful integration of technology and business readiness plans following its acquisition of Northwest Airlines, a formerly publicly traded airline company, where she previously served as Chief Information Officer from 2001 to 2008. Since 2016, Dr. Wise has served as a director of Impinj, Inc., a publicly traded provider of radio frequency identification devices, software and solutions, where she serves on the Compensation and Audit committees. Since 2018, Dr. Wise has served as a director of Midcontinent Independent System Operator, Inc., also known as MISO, a not-for-profit member-based organization that ensures reliable, least-cost delivery of electricity, where she serves on the Technology, System Planning and Human Resource committees. Since 2020, Dr Wise has served as a director of Viasat, Inc., a provider of high-speed satellite broadband services and secure networking systems covering military and commercial markets, where she serves on the Compensation and Human Resources Committee and the Banking and Finance Committee. Dr. Wise also serves on the Board of Regents of St. Olaf College (serving on the Executive and Audit committees and serving as chair of the Governance, Nominating and ESG committee), and is a violinist with the Bloomington Symphony. Dr. Wise’s extensive experience in technology, IT strategy and integration make her a valuable member of the Board.

Executive Officers

The following describes the business experience of executive officers of TCF Financial, or its principal wholly-owned subsidiary TCF Bank, who are not Directors of TCF Financial.

Thomas J. Butterfield (age 57) was appointed Senior Executive Vice President, Chief Technology and Operations Officer of TCF November 10, 2020. Prior to this, Mr. Butterfield was previously appointed Executive Vice President, Chief Technology and Operations Officer of TCF on August 1, 2019 in connection with the TCF/Chemical merger. Before the TCF/Chemical merger, Mr. Butterfield was Chief Information Officer of Legacy TCF since March 2015. Before joining Legacy TCF, from January 2014 to August 2014, Mr. Butterfield was the Senior Vice President, Technology Strategy & Business Solutions at Target Corp., an upscale discount retail company. Beginning in January 2006, Mr. Butterfield served in various leadership positions at Target, including acting Chief Information Officer of Target Canada, from January 2011 to December 2013.

Joseph T. Green (age 66) was appointed Executive Vice President, General Counsel, and Corporate Responsibility Officer of TCF on November 10, 2020 and Secretary in January 2021. Prior to this, Mr. Green served as Executive Vice President, General Counsel, and Assistant Secretary of TCF since August 1, 2019 in connection with the TCF/Chemical merger. Before the TCF/Chemical merger, Mr. Green was Secretary of Legacy TCF since 2011 and General Counsel of Legacy TCF since 2009. He was also a Senior Vice President of Legacy TCF since 2008. Mr. Green served as General Counsel of Legacy TCF Bank since 1993, as Secretary of Legacy TCF Bank since 2001, and was an Executive Vice President of Legacy TCF Bank since 2010.

William S. Henak (age 62) serves as Executive Vice President, Specialty Finance, a position he has held since November 10, 2020. Prior to this, Mr. Henak served as Executive Vice President, National Banking since August 1, 2019, in connection with the TCF/Chemical merger. Before the TCF/Chemical merger, Mr. Henak was Executive Vice President, Wholesale Banking of Legacy TCF since January 1, 2016 with oversight over the equipment finance and leasing, inventory finance and commercial banking business units. Mr. Henak had been President and Chief Executive Officer at TCF Equipment Finance, a division of Legacy TCF Bank, since December 2012, and had also served in various leadership roles with TCF Equipment Finance, Inc., a wholly owned subsidiary of Legacy TCF Bank, since 2000 when Legacy TCF acquired First Commercial Capital Corporation, a general equipment leasing company that Mr. Henak founded in 1995. Before that, Mr. Henak had been an Executive Vice President for Computer Leasing, Inc., a computer leasing company, since 1985. Before entering the equipment finance industry, Mr. Henak was a Certified Public Accountant with KPMG Peat Marwick.

Andrew J. Jackson (age 62) was appointed Chief Risk Officer of TCF on December 2, 2020. Prior to that, Mr. Jackson served as Chief Audit Executive Officer of TCF as of August 1, 2019 in connection with the TCF/Chemical merger. Before the TCF/Chemical merger, Mr. Jackson was the Chief Audit Executive Officer of Legacy TCF since August 2012. Before joining Legacy TCF, from July 2006 to August 2012, Mr. Jackson was Executive Vice President and Corporate Auditor, in charge of the Internal Audit function, of First Tennessee Bank, a financial services institution.

Michael S. Jones (age 52) currently serves as President and Chief Operating Officer of TCF Bank, a position he was appointed to on October 28, 2020. Mr. Jones was previously appointed Executive Vice President, Regional Banking on August 1, 2019, in connection with the TCF/Chemical merger. Before the TCF/Chemical merger, Mr. Jones was Executive Vice President, Consumer Banking of Legacy TCF since January 1, 2016. Before that, Mr. Jones had been Executive Vice President and Chief Financial Officer of Legacy TCF since January 1, 2012. He also has served in various leadership positions with certain of Legacy TCF’s wholly-owned subsidiaries since 2008. Mr. Jones has nearly 20 years of financial experience in various functions including finance and operations. Before joining Legacy TCF, Mr. Jones held financial leadership positions with a subsidiary of PACCAR, Inc., a manufacturer of premium commercial vehicles, and various subsidiaries of General Electric Company, a large diversified technology and financial services company.

R. Patricia Kelly (age 61) was appointed Executive Vice President, Corporate Banking on November 1, 2020 in recognition of her service and leadership at TCF. Prior to that, Ms. Kelly was appointed President, Commercial Banking of TCF on August 1, 2019 in connection with the TCF/Chemical merger. Before the TCF/Chemical merger, Ms. Kelly had been President, Commercial Banking of Legacy TCF since October 21, 2015. Prior to joining TCF, Ms. Kelly was a managing director at The Chicago Corporation, a Chicago-based investment bank, a principal at GRG Group LLC, a financial institution advisor, and an executive vice president at Citizens Financial Group, an American bank.

Sandra D. Kuohn (age 56) became Executive Vice President and Chief Human Capital Management Officer of TCF on August 1, 2019 in connection with the TCF/Chemical merger. Before that, Ms. Kuohn was our Chief Human Resource Officer since August 2016. Before that, she served as the Chief Human Resource Officer for Talmer Bank beginning in July 2011. Before joining Talmer Bank, Ms. Kuohn spent 11 years as the Global Vice President of Human Resources for Urban Science, Inc. headquartered in Detroit, Michigan where she was responsible for recruiting, compensation and benefits, career development, and performance management across ten different countries around the world. Before her role at Urban Science, Ms. Kuohn owned her own consulting business for five years and started her career with Anderson Consulting in Detroit. Ms. Kuohn is a member of the Executive Board of Trustees for the CATCH charity and chairs their annual Detroit News/CATCH Outstanding Graduates program.

Brian W. Maass (age 48) was appointed Chief Financial Officer on October 1, 2020. Prior to this, Mr. Maass served as Deputy Chief Financial Officer and Treasurer of TCF since August 1, 2019 in connection with the TCF/Chemical merger. Before the TCF/Chemical merger, Mr. Maass was Executive Vice President and Chief Financial Officer of Legacy TCF and Legacy TCF Bank since January 1, 2016. Before that, Mr. Maass had been Chief Investment Officer and Treasurer of Legacy TCF since 2012. Before joining Legacy TCF, Mr. Maass was Senior Vice President, Corporate Treasury with Wells Fargo Bank, NA, a national banking association, since 2005. Mr. Maass held other senior leadership, treasury, finance and accounting positions at Wells Fargo since 2000. Before that, Mr. Maass was a Manager at Crowe Horwath LLP, a public accounting and consulting firm, within its Banking and Financial Services Group.

Christopher J. McComish (age 56) is Executive Vice President of Consumer Banking, overseeing retail banking, wealth management, residential and consumer lending and business banking for TCF Bank, a position he has held since October 2020. He leads all aspects of consumer delivery lines and oversees TCF’s enablement team. Prior to that, Mr. McComish served as Executive Vice President – Regional Banking, a position he held from September 2019 through October 2020. Prior to that, he served as Executive Vice President – Chief Consumer Banking Officer, a position he held since joining TCF in July 2018. Prior to this, Mr. McComish served as President and Chief Executive Officer of Scottrade Bank from September 2015 to June 2018. He also served as Chief Operating Officer at BMO Harris Bank from 2008 to 2015 and as Community Banking Executive Director at Wachovia Bank from 1987 to 2008.

Richard A. Meringolo (age 58) was appointed Chief Credit Officer of TCF National Bank on June 1, 2020. Prior to joining TCF, Mr. Meringolo served as Managing Director and Head of Global Leveraged Finance at the Royal Bank of Scotland (RBS) from May 2016 through August 2018. Prior to that, at RBS he served as Chief Risk Officer – Restructuring & Global Head of Credit – Commercial Real Estate from April 2013 through May 2016, and President of Commercial Real Estate Finance and Head of Sponsor Finance from 2010 through 2012. Mr. Meringolo has more than 30 years of wholesale-banking experience including executive leadership roles in credit risk management and customer-facing lines of business including as head of RBS’ commercial real estate division, head of Citizens Special Assets and member of Citizens ALLL Committee, member of the FleetBoston M&A team, leveraged lending and SMEs.

Timothy D. Regan (age 59) is Chief Audit Executive of TCF, a position he has held since December 4, 2020. Mr. Regan previously served as Director of Corporate Assurance Services - Loan Review for TCF. Prior to this, Mr. Regan served as our Chief Risk Officer from 2017 to 2019, and as Director of Business Risk from 2016 to 2017. Mr. Regan previously served as the Director of Business Risk for TCF upon completion of our merger with Talmer Bancorp, Inc. on August 31, 2016, and served as the Chief Risk Officer of Talmer Bank and Trust from May 2015 until August 2016. Before that, Mr. Regan served as the Director of Enterprise Risk from April 2013 until May 2015 and as Director of Internal Audit and Enterprise Risk from 2010 until April 2013 of Talmer Bank and Trust. He previously served as a member of the Board of Trustees of Port Huron Hospital and is currently a member of the McLaren – Port Huron Hospital’s Compliance Committee.

Daniel W. Terpsma (age 66) is Executive Vice President of Middle Market Banking for TCF Bank, a position he has held since TCF/Chemical merger. He previously served as Executive Vice President and Director of Commercial Lending and Regional Banking, a position he held from September 14, 2015 until August 2019. Mr. Terpsma served as Managing Director of Strategic Growth from November 1, 2014 until September 13, 2015, and President and Chief Executive Officer of Northwestern Bank from 2013 until it was acquired by TCF on October 31, 2014. Prior to that, Mr. Terpsma held management positions with Old Kent Financial Corporation, LaSalle Bank/ABN Amro Corporation, Bank of America Corporation and Westwater Group.

Kathleen S. Wendt (age 47) is Executive Vice President (since 2019) and Chief Accounting Officer of TCF (since October 2017). Before that, Ms. Wendt served as our Deputy Chief Financial Officer from July 2018 until August 2019. Before joining TCF, Ms. Wendt served as Chief Accounting Officer and was an Executive Managing Director of Talmer Bancorp, Inc. from June 2011 until its merger with TCF on August 31, 2016. She served as First Senior Vice President and Chief Accounting Officer of Legacy Chemical Bank following the merger with Talmer Bancorp, Inc. until March 2017. Ms. Wendt is a certified public accountant with experience in financial reporting, accounting policy and the management of controls over financial reporting. Ms. Wendt served in several positions with Comerica Incorporated from May 2003 until June 2011, including Senior Vice President, Director of External Reporting and Senior Vice President, Director of Accounting Policy and Financial Procedures and Controls. Before that, Ms. Wendt served as an Assurance Manager at PricewaterhouseCoopers located in Chicago, Illinois and Zurich, Switzerland.

Donnell R. White (age 44) is Chief Diversity Officer and Director of Strategic Partnerships of TCF, a position he has held since June 2018. Prior to joining TCF, Mr. White served as Executive Director of the Detroit Branch National Association for the Advancement of Colored People (NAACP) from 2001 through 2018. While there, he was responsible for the strategic, financial and operational oversight of the organization and also served as the spokesperson and community liaison for the organization. Mr. White is a founding member of New York University’s Brennan Center for Justice Law Enforcement Signatory Group. He also serves as a board member of ClearCorps Detroit, Arab American and Chaldean Council, and Crime Stoppers of Michigan. In addition, he serves on the Federal Bureau of Investigations Multicultural Advisory Committee, Wayne State University President’s Community Advisory Group, and Focus Hope Advisory Group. He is a member of the Board of Trustees for Michigan Children’s Foundation, the Detroit Symphony Orchestra and the Detroit Public Safety Foundation.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and certain officers and persons who beneficially own more than 10% of our outstanding common stock to file reports of beneficial ownership and changes in beneficial ownership of shares of our common stock with the SEC. SEC regulations require such persons to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that all applicable Section 16(a) reporting and filing requirements were satisfied on a timely basis by such persons from January 1, 2020 through December 31, 2020, except that 12 shares were purchased on September 16, 2019 by Mr. Jackson’s investment advisor overseeing a managed account without TCF’s or Mr. Jackson’s knowledge. The shares were purchased due to the failure of the investment advisor to continue the purchase restrictions requested by Mr. Jackson. The purchase was reported on a subsequent Form 4 filed on March 2, 2020.

Director Nominations

TCF has established and operates within a comprehensive plan for membership, independence, committee membership, and ethical conduct of the Board. TCF’s Corporate Governance and Director Standards provide, along with applicable rules of the Nasdaq Stock Market (“Nasdaq”) and the SEC, the criteria used by TCF to make its independence determination for each Director. The Corporate Governance and Director Standards are available on TCF’s website at https://www.tcfbank.com/About-Us/Corporate-Governance/Corporate-Governance-And-Director-Standards. TCF’s corporate governance policies recognize the importance of sound governance practices in the financial services industry.

The Board currently consists of 16 members. In accordance with our bylaws, during the 36-month period following the TCF/Chemical merger date (the “Specified Period”), the Board shall be comprised of sixteen (16) Directors, of which nine (9) shall be Legacy Chemical Directors (three of whom shall be Messrs. Provost, Torgow, and Shafer, and six other independent Legacy Chemical Directors who qualify as independent directors under the Nasdaq listing rules) and seven (7) Legacy TCF Directors (one of whom shall be Mr. Opperman, and six other independent Legacy TCF Directors). Any vacancy that occurs among the Legacy Chemical Directors prior to the end of the Specified Period will be filled by the Legacy TCF Directors and then the Board will consist of eight (8) Legacy Chemical Directors and eight (8) Legacy TCF Directors. Thereafter, during the Specified Period, all vacancies resulting from the cessation of service by any Legacy Chemical Director for any reason shall be filled by the Board with a nominee selected by a committee comprised of independent Legacy Chemical Directors and all vacancies resulting from the cessation of service by any Legacy TCF Director for any reason shall be filled by the Board with a nominee selected by a committee comprised of independent Legacy TCF Directors. Subject to the foregoing, the number of Directors is determined by the Board from time to time and may range in size from five to 25 members.

Except as set forth above, the Nominating Committee, which consists entirely of independent Directors as determined by the Board under applicable rules, is responsible for the nomination of Director candidates. The Nominating Committee will consider director candidates recommended by shareholders, directors, officers, third-party search firms and other sources. TCF has not, to date, paid any fees to any firm in connection with locating or evaluating any Director candidates. The Nominating Committee will ultimately determine whether a shareholder recommendation will result in a nomination under this process. In considering potential nominees, the Nominating Committee will review all candidates in the same manner, regardless of the source of the recommendation, and will consider the current composition of the board in light of the diverse communities and geographies we serve, the experience of the other board members, and such other factors as the Nominating Committee deems appropriate.

Under our bylaws, a copy of which can be obtained from our Corporate Secretary at Suite 1800, 333 W. Fort Street, Detroit, Michigan, 48226, nominations by shareholders may only be made by sending a notice to our Corporate Secretary that sets forth:

• the name, age, business address and residence address of each nominee;
• the principal occupation or employment of each nominee;
• the number of shares of our capital stock beneficially owned by each nominee;
• a statement that each nominee is willing to be nominated and to serve if elected; and
• such other information concerning each nominee as would be required under the rules of the SEC to be provided in a proxy statement soliciting proxies for the election of each nominee.

This notice must be sent to our Corporate Secretary not less than 120 days before the date of an annual meeting and not more than seven days following the date of notice of a special meeting called for the election of directors. The Nominating Committee will evaluate and consider every nominee so proposed by a shareholder and report each such nomination and the Nominating Committee’s recommendation to the full Board. The Nominating Committee may also, in its discretion, consider shareholders’ informal recommendations of possible nominees.

In considering possible candidates for election as a director, the Nominating Committee and the other directors will be guided by applicable rules and regulations, any specific criteria established by the Nominating Committee.

Each candidate should:

•be an individual of the highest character and integrity and have an inquiring mind, vision and the ability to work well with others;
•be free of any conflict of interest that would violate any applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•possess substantial and significant experience that would be of particular importance to TCF in the performance of the duties of a Director (such as financial expertise for directors expected to serve on the Audit Committee);
•have sufficient time available to devote to the affairs of TCF in order to carry out the responsibilities of a director; and
•have the capacity and desire to represent the balanced, best interests of the shareholders as a whole.

The Nominating Committee will evaluate all recommended nominees, including those submitted by shareholders, based on the criteria set forth above. In addition, the Nominating Committee may consider factors such as business and industry experience, public company experience, education, independence, and familiarity with our market areas. Diversity (including gender, race, and ethnicity) is a priority in the recruitment and nomination of potential directors, and the Board believes that it should reflect the backgrounds and interests of our constituencies, including but not limited to our shareholders, the communities and customers we serve, and our employees. Consistent with this philosophy, the Board may consider factors and characteristics that are pertinent to diversity, such as race and gender, when evaluating nominees to stand for election or re-election to the Board.

After potential candidates are identified, the Nominating Committee will then review the candidate’s qualifications and determine whether to proceed further, including meeting with other committee members, the chief executive officer, lead director, and the chairman of the Board. Once the Nominating Committee selects a candidate, it provides the Board with a recommendation and the Board will then determine whether or not to either formally nominate the candidate for election at an annual meeting or appoint the candidate to fill a current vacancy.

Audit Committee

The members of the Audit Committee are Directors Grandstrand, Mahone, Sit, Tate and Wheatlake and our Chairperson is Dr. Sullivan. Each member is independent under the standards outlined below under “Director Independence and Related Person Transactions - How Does the Board Determine Which Directors are Independent?” and under the additional audit committee independence standards under Nasdaq listing rule 5605(c)(2) and Section 36(g) of the Federal Deposit Insurance Act. The Board has determined that Dr. Sullivan and Messrs. Sit and Tate are Audit Committee Financial Experts, as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have “banking or related financial expertise” as defined by the FDIC. Our Audit Committee oversees the accounting and financial reporting processes and audits of our consolidated financial statements on behalf of the Board and reports the results of its activities to the Board. The Audit Committee is directly responsible for the appointment, compensation, retention, evaluation and oversight of the work of our independent registered public accounting firm. The Audit Committee also oversees and reviews the performance of our internal audit function. The Audit Committee has the full power and authority to perform the responsibilities of a public company audit committee under applicable law, regulations, Nasdaq listing rules and public company custom and practice. The Audit Committee may establish subcommittees with such powers and authority as specifically determined and delegated by the Audit Committee. The Audit Committee has the authority to engage consultants, advisors and legal counsel at the expense of TCF.

The Audit Committee operates under a formal charter that may be accessed on our website at https://www.tcfbank.com/About-Us/Corporate-Governance/Audit-Committee-Charter.

Item 11 Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis (“CD&A”) describes our compensation programs, our underlying compensation philosophy and the fundamental elements of the compensation paid to our named executive officers, or NEOs, whose 2020 compensation information is provided in the tables following this discussion. In this CD&A, our “named executive officers” or “NEOs” are the individuals who served at any point during the fiscal year as our principal executive officer or our principal financial officer, as well as our three other most highly compensated executive officers for 2020, and up to two former executive officers who would have been among the three most highly compensated executive officers had they still been employed as executive officers as of December 31, 2020, as set forth in the following table:

Named Executive Officers
Executive	Title
David T. Provost(1)	Chief Executive Officer
Craig R. Dahl(2)	Former President and Chief Executive Officer
Brian W. Maass(3)	Executive Vice President, Chief Financial Officer
Dennis L. Klaeser(4)	Former Executive Vice President, Chief Financial Officer
Gary Torgow	Executive Chairman
Thomas C. Shafer	Executive Vice Chairman of TCF Financial, and Chief Executive Officer of TCF Bank
Michael S. Jones	Executive Vice President of Regional Banking of TCF Financial, President and Chief Operating Officer of TCF Bank

(1)Mr. Provost was elected Chief Executive Officer of TCF on October 28, 2020 and is also a Director of TCF.
(2)Mr. Dahl served as our President, Chief Executive Officer and a Director until October 27, 2020. He is a named executive officer for 2020 under applicable SEC rules.
(3)Mr. Maass became our Executive Vice President, Chief Financial Officer on October 1, 2020.
(4)Mr. Klaeser served as our Executive Vice President, Chief Financial Officer until October 1, 2020. He is a named executive officer for 2020 under applicable SEC rules.

Our Senior Leadership Structure and Compensation Highlights

2020 was a transformational and uniquely challenging year for TCF, our customers, team members, and the communities in which we operate. Our leaders continue to execute on our strategy to position TCF as a regional leader within the banking industry, while addressing the unprecedented challenges faced because of the COVID-19 pandemic. In response to the COVID-19 pandemic and civil unrest in our key markets, we took early action to support our team members, customers, and communities, including:

•prioritizing team member safety by implementing health and safety protocols and guidelines; while providing PPE and cleaning supplies at all locations;
•providing company-paid time off for team members not able to work for COVID-related reasons and enhanced compensation early in the pandemic for certain team members required to work in-person;
•assisting customers via loan and lease deferrals and business and commercial customers via loans funded through the Paycheck Protection Program (“PPP”);
•committing to a 5-year, $1 billion loan program to provide access to small business loans for minority- and women-owned small businesses;
• establishing a small business loan fund in Wayne County, Michigan to provide fast relief to small businesses through low-interest loans; and
• contributing financial support to organizations offering programs and resources to underserved communities impacted by COVID-19.

Despite the significant challenges posed by the pandemic and civil unrest, fiscal 2020 included many achievements. We continued to successfully execute on our strategic initiatives of enhancing our digital platform and customer experience, expanding product offerings and growing deposits, investing in TCF’s strategic growth drivers, and executing on strategic transactions, including our planned merger (the “Huntington merger”) with Huntington Bancshares Incorporated (“Huntington”), that was announced on December 13, 2020 and is expected to close in the second quarter of 2021. The Huntington merger will bring together two purpose-driven organizations with a deep commitment to the customers and communities we serve, creating a top 10 U.S. regional bank with dual headquarters in Detroit, Michigan and Columbus, Ohio.

We also completed the transition of certain executive leadership roles which are more fully detailed in this CD&A below. Each of our senior leaders brings a unique skill set and deep industry knowledge that the independent directors of the Board believe are vital to us successfully delivering on this strategy. As elected representatives of shareholders, the independent directors of the Board are committed to achieving a return on this leadership structure by ensuring a strong linkage between pay and performance.

Below is a summary of 2020 results and key actions taken:

Leadership Transitions

We had several key changes to our executive management team in October 2020, including the departure of Craig R. Dahl, our Chief Executive Officer, who was replaced by David T. Provost, the former President and Chief Executive Officer of Legacy Chemical, the election of Thomas C. Shafer to the position of Executive Vice Chairman and Chief Executive Officer of TCF Bank, the election of Michael S. Jones to the positions of President and Chief Operating Officer of TCF Bank, and our planned transition at the Chief Financial Officer position, with Brian W. Maass taking over the role from Dennis L. Klaeser on October 1, 2020. For a detailed description of the severance and change in control benefits applicable to our NEOs, see the discussion below under “Summary Compensation Table” and “Potential Payments Upon Termination or Change in Control.”

Annual Incentive Plan and Metrics

•For 2020, the Compensation Committee established performance metrics under the 2020 Annual Incentive Plan, which we refer to as our annual incentive plan, including corporate financial metrics (adjusted earnings per share and adjusted efficiency ratio) and individual performance objectives. Each of our NEOs except Messrs. Provost and Dahl received payments under our annual incentive plan in 2020; Mr. Provost did not participate in our annual incentive plan, and Mr. Dahl did not receive a payment due to his departure from TCF in October 2020.
•Under our annual incentive plan, 80% of each participating NEO’s cash incentive awards were tied to the corporate financial metrics established by the Compensation Committee. The remaining 20% of the cash incentive awards were based on individual performance objectives and were determined based on the Compensation Committee’s qualitative assessment of each participating NEO’s performance during the year.
•Financial goals for fiscal 2020 were set before the start of the COVID-19 pandemic, which negatively impacted our 2020 financial results. To reward the accomplishments of the TCF executives and team members related to their response to the COVID-19 pandemic and civil unrest, completing the TCF/Chemical merger integration, and negotiating and signing the Huntington merger agreement, the Compensation Committee exercised positive discretion as further set forth below so that the total overall payout to each executive, other than Mr. Torgow, was equal to 90% of target total opportunity. With respect to Mr. Torgow, the Compensation Committee approved a $1.5 million payment to Mr. Torgow. The Compensation Committee believed it was important to reward Mr. Torgow for his exceptional leadership with respect to the management transition and the planned Huntington merger, and was appropriate in light of the fact that Mr. Torgow did not receive a retention award in connection with the TCF/Chemical merger.

Long-Term Equity Incentive Awards

•In May 2020, we granted annual long-term equity incentive awards to our NEOs under the Stock Incentive Plan of 2019 (the “2019 Stock Plan”) for Messrs. Klaeser, Torgow and Shafer, and under the Amended and Restated 2015 Omnibus Incentive Plan (the “Omnibus Plan”) for Messrs. Dahl, Maass and Jones who were employees of Legacy TCF and were eligible to receive awards under the Omnibus Plan. Mr. Provost did not receive an annual long-term equity incentive award, but received 3,860 shares of restricted stock with an approximate grant date fair value of $100,013 for his service as a non-employee director at that time.

These awards consisted of a mix of PRSUs and TRSUs, as set forth in the tables herein. The TRSUs vest in 25% annual increments over a period of four years and accrue dividends which are paid in cash upon vesting. The PRSUs do not pay or accrue dividends until vested, and the performance metric underlying the PRSUs is relative total shareholder return compared to our peer group over a three-year performance period, vesting on the last day of the performance period and payable upon the Compensation Committee’s certification of the underlying performance results.

New Named Executive Officer Employment Agreements

In connection with our planned Huntington merger, we entered into new or amended and restated employment agreements with each of our executive officers, including Messrs. Provost, Maass, Torgow, Shafer and Jones, with terms that we believe are in the best interests of TCF and our shareholders and aim to retain key executives necessary to successfully close the Huntington merger and integrate the two companies. These employment agreements superseded the existing employment agreement of the executive, if any. None of these agreements increased the base salary of the executive. Under each executive officer’s employment agreement, if the executive experiences a change-in-control termination, each executive officer will be eligible to receive, subject to the execution and non-revocation of a release of claims, certain severance payments and benefits. For information regarding these new or amended and restated employment agreements, see “Executive Compensation – Employment, Separation and Release, and Consulting Agreements.”

Overview of Our Executive Compensation Program

Our executive compensation program is aligned with our growth-oriented business strategy and is designed to drive short- and medium-term performance results as well as long-term, shareholder value creation. We provide pay packages to our executives that are intended to compensate fairly, attract the best leaders to the Company, and engage and motivate them to deliver strong results.

The Compensation Committee considers peer group market data and the advice of its independent consultant when establishing compensation packages for executives or making decisions related to incentive plan design. We seek to create an appropriate mix of cash and non-cash compensation, short- and long-term incentives, and fixed and at-risk compensation to balance internal priorities with shareholder expectations and short-term results with long-term vision and stability with innovation. The Compensation Committee believes that performance expectations should be clearly articulated and directly tied to compensation outcomes. Our executive pay program consists of a number of practices explicitly designed to promote good governance and is comprised of three major elements: base salary, annual cash incentive awards, and long-term equity incentive awards. For a detailed description of these elements and the objectives of each element, see the discussion below under “Compensation of Named Executive Officers”.

Compensation Program Governance

WHAT WE DO	WHAT WE DON’T DO
We tie the majority of our NEO compensation to performance	Our incentive programs do not encourage excessive risk taking
Our change-in-control provisions have a double-trigger	We prohibit hedging or pledging of our securities by our executives
We maintain strong stock ownership guidelines of 5x salary for our Chief Executive Officer, and 3x salary for our other NEOs	Our equity plan does not allow repricing of underwater options without shareholder approval
We have appropriate caps on incentive plan payouts	We do not provide excessive perks
We regularly engage with our shareholders	We do not provide excise tax gross-ups
Our Compensation Committee is comprised entirely of independent directors
Our Compensation Committee engages an independent consultant
Our Compensation Committee regularly meets in executive session without management present
We perform an annual risk assessment of our compensation program

Objectives and Philosophy

Our philosophy on executive compensation is to align the interests of our executive management with the interests of our shareholders and to ensure that the total compensation paid to our executive officers is reasonable, motivating and competitive. We also recognize the need to differentiate compensation by individual, reflecting on his or her role, experience, performance, and expected contributions.

Guiding Principles
Align Executive Compensation with Shareholder Value Creation	Within our overall compensation strategy, we use equity-based compensation to align the financial interests and objectives of our NEOs with those of our shareholders. In addition, our annual and long-term incentive goals and payouts are designed so that target and above-target compensation levels are achieved only when our financial and relative market performance indicate that intrinsic value has been created.
Attract, Retain and Motivate High-Performing Executive Talent	We operate in a competitive employment environment and our employees, led by our NEOs, are essential to our success. The compensation of our NEOs, while designed to be competitive within the marketplace for similar positions with bank holding companies of comparable size, is also designed to motivate the NEOs to achieve high performance for the Company. We believe that our high-performing executives should receive compensation that reflects their value to our organization and retains them in our service.
Link Pay to Performance	Our compensation program is designed to provide a strong correlation between the performance of the NEOs and the compensation the NEOs receive. We accomplish this by including compensation elements that are designed to reward our NEOs based on our overall performance and each executive’s achievement of the performance priorities established by the Compensation Committee.
Manage Risk	We employ features to mitigate against our executives taking excessive risk to maximize payouts, including varied and balanced performance targets, discretionary authority of the Compensation Committee to reduce award pay-outs, maximum caps on annual incentive payments, and an incentive compensation recoupment, or “clawback” feature.

2020 Say-on-Pay Vote Results

At our 2020 annual meeting of shareholders, approximately 97% of the votes cast on the Say-on-Pay proposal were in favor of approving the resolution supporting executive compensation. The Compensation Committee considers the results of this advisory resolution when evaluating and establishing our executive compensation programs. The Compensation Committee believes that these voting results reflect strong confidence in our Board to exercise good judgment in structuring a thoughtful executive compensation program that benefits our shareholders. The Compensation Committee intends to continuously improve our executive compensation arrangements and programs to meet evolving business conditions, address retention concerns and ensure consistent alignment with shareholder interests.

Compensation Decision-Making Process

Role of the Compensation Committee

The Compensation Committee assists the Board of Directors in discharging its responsibilities relating to executive compensation and in fulfilling its responsibilities relating to our compensation and benefit programs and policies. Under the Compensation Committee Charter, the Compensation Committee is responsible for reviewing and approving total compensation, including base salary, bonus, annual cash incentive awards, long-term incentive awards, benefits and other compensation of our Chief Executive Officer and all other executive officers of the Company. The Compensation Committee is also responsible for, among other things:

•Annually reviewing and approving the corporate and individual goals and objectives relevant in setting the compensation of our Chief Executive Officer;
•Annually reviewing and approving the compensation of our other executive officers;
•Reviewing, recommending and approving the design of retirement, stock incentive, cash incentive, welfare and other compensation and benefit plans and administering such plans as approved by the Board, subject to the provisions of each plan; and
•Reviewing, recommending and approving employment agreements and other arrangements for executive officers.
The Compensation Committee currently consists of six directors, all of whom are independent under Nasdaq listing rules.

Role of Leadership

The Compensation Committee calls upon our executive leadership team from time to time to support the Compensation Committee in the fulfillment of its duties. Executive leadership provides recommendations related to a number of matters that are subject to the Compensation Committee’s review and approval, including the compensation of executive officers other than the Chief Executive Officer, the design of our incentive plans and the financial goals on which these incentive plans are based. The Compensation Committee retains absolute discretion in determining whether to approve recommendations made by our executive leadership.

Role of Compensation Consultants

Since November 2018, the Compensation Committee has retained Pay Governance LLC (“Pay Governance”) to serve as independent compensation consultant. In its role, Pay Governance has consulted with the Compensation Committee and has provided information on peer group selection, market analysis for executive compensation, and has reviewed our incentive plans. Pay Governance also consulted with the Compensation Committee on post-TCF/Chemical merger compensation for NEOs and directors of the combined company. Representatives of Pay Governance attend Compensation Committee meetings and communicate with the Chair of the Compensation Committee between meetings as necessary. The Compensation Committee makes all final decisions with respect to compensation matters. Pay Governance has been and will only be engaged for compensation-related services performed for the Compensation Committee.

The Compensation Committee conducted a review of its relationships with Pay Governance and determined that their work did not create any conflicts of interest. The Compensation Committee also determined that Pay Governance is independent under the criteria included in Nasdaq listing standards.

During 2020, the Compensation Committee used compensation analyses prepared by Pay Governance in determining NEO compensation, which analyzed each element of compensation, as well as total compensation and included comparisons to peer data to assist with determining whether the objectives of our executive compensation program are being met. The Compensation Committee reviewed the analyses to ensure that the compensation of each NEO was sufficiently tied to our financial performance, and made adjustments to compensation as it deemed appropriate.

Compensation Risk Assessment

The Compensation Committee annually evaluates our compensation programs to assess whether our programs, by design or administrative process, would facilitate or encourage excessive risk-taking by executives or other employees. In 2020, the Compensation Committee reviewed materials regarding our compensation programs, including a report of our incentive compensation risk officer, and concluded that our compensation programs are not reasonably likely to have a material adverse effect on the Company. With respect to our executive compensation programs specifically, the Compensation Committee based its conclusion, in part, on the fact that our programs contain the following design elements:

•the amounts that may be earned under annual and long-term incentive awards are capped, which diminishes the potential reward of excessive risk taking;
•financial metrics for incentive awards are aligned with our financial goals and strategic plan and are both challenging and reasonable, which motivates our executives to take appropriate actions, rather than risky or excessive ones, to achieve those goals; and
•stock ownership guidelines require executives to have significant “skin-in-the-game,” creating a disincentive for imprudent decision-making.

In addition to the above considerations, best practices we employ to mitigate executive compensation risk include: a policy prohibiting the hedging and pledging of stock by executives and directors, multi-year vesting of equity awards, and double-trigger change of control arrangements.

Competitive Market Analysis

Our Compensation Committee compares our executive compensation levels and programs to a group of like peer companies. The Compensation Committee reviews peer group market data and practices at least annually, and evaluates it as one important reference point when making decisions. The Compensation Committee meets at least once annually in executive session to review market assessments provided by its independent consultant for certain executives, including NEOs.

2020 Peer Group

Each year the Compensation Committee works with our independent compensation consultant, Pay Governance, to review compensation for executive positions within a designated peer group of companies to ensure the overall appropriateness and competitiveness of our compensation levels and programs. The Compensation Committee generally does not, however, set compensation components to meet specific benchmarks as compared to a peer group, such as targeting salaries at a specific percentile or range with respect to our peer group.

Our 2020 peer group was developed from a group of publicly traded financial institutions with assets between approximately 0.4 and 2.5 times that of TCF. These companies were compared against TCF based on key metrics including assets, market capitalization, revenue, balance sheet composition, branch and employee profile, and other financial metrics. Each peer received a score for each metric based upon numerical criteria, and the highest scoring companies that most closely resemble TCF on the evaluation criteria were selected to determine the final peer group.

From January 1, 2020 through December 31, 2020, our peer group consisted of the following 18 companies:

2020 Peer Group
• Associated Banc-Corp	• First Citizens BancShares, Inc.	• M&T Bank Corporation
• BankUnited, Inc.	• First Horizon National Corporation	• People’s United Financial, Inc.
• CIT Group Inc.	• First Republic Bank	• Regions Financial Corporation
• Comerica Incorporated	• Huntington Bancshares Incorporated	• Synovus Financial Corp.
• East West Bancorp, Inc.	• IBERIABANK Corporation	• Valley National Bancorp
• F.N.B. Corporation	• Keycorp	• Zions Bancorporation, N. A.

2021 Peer Group

The 2021 peer group was determined using a similar approach, and excluded IBERIABANK Corporation, which was acquired by First Horizon National Corporation, and Keycorp because their assets exceeded three times that of TCF’s and thus was no longer comparable based on key metrics. We added South State Corporation, Webster Financial Corporation, and Wintrust Financial Corporation to our peer group since those peers met TCF’s qualitative and quantitative criteria for the 2021 peer group:

2021 Peer Group
• Associated Banc-Corp	• First Horizon National Corporation	• South State Corporation
• BankUnited, Inc.	• First Republic Bank	• Synovus Financial Corp.
• CIT Group Inc.	• Huntington Bancshares Incorporated	• Valley National Bancorp
• Comerica Incorporated	• M&T Bank Corporation	• Webster Financial Corporation
• East West Bancorp, Inc	• People’s United Financial, Inc.	• Wintrust Financial Corporation
• F.N.B. Corporation	• Regions Financial Corporation	• Zions Bancorporation, N.A.
• First Citizens BancShares, Inc.

Our total assets as of December 31, 2020 were slightly below the median of the 2021 peer group while our total revenue in 2020 was above the median of the 2021 Peer Group, as shown below. Total assets for the 2021 peer group ranged from $32.6 billion to $147.4 billion while total revenue ranged from $0.9 billion to $6.3 billion.

(Source: S&P Global Market Intelligence)

Compensation of Named Executive Officers

The compensation of our NEOs primarily consists of base salary, annual cash incentives and long-term equity awards. The amount and mix of these elements are individually calibrated to each executive based on his or her level of responsibility and expected impact on our results. Executives also participate in our retirement plans, and may receive discretionary awards to recognize extraordinary performance as approved by the Compensation Committee. Each component of compensation is intended to accomplish one or more of the compensation objectives discussed below.

Compensation Component	Objective	Determination
Base Salary	Provide a measure of income stability competitive with organizations of comparable size and complexity to allow executives to focus on the execution of our strategic goals and to attract and retain highly qualified NEOs.	The Compensation Committee reviews base salary market practices at least annually through the use of a peer group comparative analysis prepared by its compensation consultant. The Compensation Committee reviews the base salaries of the NEOs individually and uses a variety of peer data in determining salary levels.
Annual Cash Incentive Awards	Designed to (i) encourage, recognize and reward achievement of annual corporate financial metrics and individual performance objectives, (ii) reward NEOs for shareholder value creation, and (iii) align NEO and shareholder interests.	Annual cash incentive awards are set based on predetermined performance metrics. The performance metrics are based on one or more performance criteria chosen by the Compensation Committee from a list of measures set forth in the annual incentive plan, with the Compensation Committee retaining discretion over the final payments made.
Long-Term Equity Incentive Awards	Designed to reward NEOs for shareholder value creation, to align NEO and shareholder interests, and to retain and motivate talented NEOs. Long-term incentives are equity-based and are provided under shareholder-approved plans that permit us to grant a variety of equity-based awards, including restricted stock, restricted stock units, and stock options.	Long-term incentives are generally determined using a formula-based approach further described below under “Compensation of Named Executive Officers – NEO Pay Determinations – 2020 Long-Term Equity Compensation.” The size, form and performance criteria, if any, of long-term incentive awards are determined by the Compensation Committee based on a number of factors, including its evaluation of market practice, base salary, length of service, responsibilities of the NEO, ownership of TCF common stock and the quantity, amount, and vesting schedule of previous grants.

NEO Pay Determinations

In overseeing executive compensation, the Compensation Committee seeks to construct a compensation structure that will attract and retain highly qualified executives by providing compensation that is competitive relative to those companies with which we compete for executive talent. The Compensation Committee also believes strongly in linking compensation paid to each NEO to performance.

In determining compensation, the Compensation Committee considers a number of factors, including, among others, overall performance in the areas of scope of responsibility, management and communication skills, department objectives, leadership qualities, innovation and creative abilities, risk controls and difficulties encountered in achieving results, as well as specified corporate financial metrics. The Compensation Committee uses competitive market data as a reference point when setting each component of compensation and target compensation levels, but ultimately uses its own business judgment and expertise to determine the appropriate components and levels of compensation for our executive officers, including the NEOs. After evaluating these factors and taking the Chief Executive Officer’s recommendations into consideration, the Compensation Committee establishes base salary levels, annual cash incentive opportunities and long-term incentive awards for each NEO other than the Chief Executive Officer. A similar process is followed by the Compensation Committee in determining the Chief Executive Officer’s compensation.

Base Salary

The Compensation Committee generally attempts to set base salaries at levels which it believes are appropriate to attract and retain highly qualified executives using data provided by its compensation consultant and other sources, as appropriate. When determining the base salaries under each executive’s employment agreement, the Compensation Committee considered a variety of factors for each executive, including:

•individual performance, skills and achievements;
•level of experience and corresponding current compensation, if applicable; and
•ability to contribute to our performance.

2020 Annual Cash Incentive Plan

We provide an annual cash-based incentive plan in which our executive officers participate because we believe it is a critical tool for:

•holding executive leadership accountable for the financial results of the organization;
•rewarding and reinforcing the behaviors and achievements that produce positive financial results; and
•hiring and retaining the best executive talent in the banking industry.

Under our annual incentive plan, each year the Compensation Committee selects eligible executives who will participate in the annual incentive plan and sets the amount of each participant’s threshold, target and maximum amounts that can be paid under the annual incentive plan, determined as a percentage of the participant’s base salary. The Compensation Committee also establishes one or more performance measures and a formula to determine the amount of the award that will be earned at different levels of achievement of the performance measures, while retaining discretion as to the amount of the final payments made pursuant to the awards. For 2020, the Compensation Committee set the potential incentive payment, expressed as a percentage of base salary, as follows:

Name	Salary ($)	Threshold (% of salary)	Threshold Incentive Payment ($)	Target (% of salary)	Target Incentive Payment ($)	Maximum (% of salary)	Maximum Incentive Payment ($)
David T. Provost(1)	950,000	50%	475,000	100%	950,000	200%	1,900,000
Craig R. Dahl(2)	1,050,000	50%	525,000	100%	1,050,000	200%	2,100,000
Brian W. Maass	575,000	45%	258,750	90%	517,500	180%	1,035,000
Dennis L. Klaeser(3)	750,000	40%	300,000	80%	600,000	160%	1,200,000
Gary Torgow	950,000	50%	475,000	100%	950,000	200%	1,900,000
Thomas C. Shafer	950,000	50%	475,000	100%	950,000	200%	1,900,000
Michael S. Jones	665,000	45%	299,250	90%	598,500	180%	1,197,000

(1)Pursuant to his employment agreement entered into upon being hired as Chief Executive Officer on October 28, 2020, Mr. Provost was not eligible to receive an annual incentive award for fiscal year 2020.
(2)Mr. Dahl did not receive a payment pursuant to the annual incentive plan due to his departure from TCF on October 27, 2020.
(3)Mr. Klaeser received a pro-rated payment under the annual incentive plan in connection with his retirement on October 1, 2020 pursuant to his letter agreement.

2020 Performance Metrics

Annual Incentive Plan Metrics

Under the annual incentive plan, the Compensation Committee is responsible for establishing the corporate and individual performance measures that, when compared to actual results, determine the amount of payout that is earned with respect to the annual incentive plan. In setting these goals, the Compensation Committee considers a number of factors, including our annual budget, our short- and long-term business strategy, and investor performance expectations. In the first quarter of 2020, the Compensation Committee determined that the performance measures under the annual incentive plan for each NEO would consist of corporate financial metrics weighted at 80% and individual performance metrics weighted at 20%.

The 2020 corporate financial metrics, weighted at 80%, were (a) adjusted earnings per share (weighted at 75% of the corporate metrics), and (b) adjusted efficiency ratio (weighted at 25% of corporate metrics). The Compensation Committee believed these metrics reflect the most reliable, comprehensive financial indicators of our performance relative to our key 2020 strategic priorities of increasing profitable loan growth and improving our operating efficiency. The corporate financial metrics were set at levels representing growth and improvement over 2019, and generally corresponded to our budgeted financial plan established prior to the start of the COVID-19 pandemic, which negatively impacted our 2020 financial results.

The Compensation Committee established threshold, target and maximum performance goals for each of the two corporate financial metrics for 2020, with threshold representing the minimum level of performance for which the executive officer would earn a payment. For performance below the threshold level for one of the corporate financial metrics, the executive officer would not earn a payment for that metric; however, each metric is independently evaluated for purposes of determining payments. Maximum represents the level of performance required to achieve the maximum payment on each of the metrics. If performance exceeds the maximum level for any corporate or individual performance metric, the executive officer will not earn a further incentive above the maximum incentive for such metric. Actual performance between threshold, target and maximum performance levels is interpolated linearly to determine the exact level of achievement.

The Compensation Committee measured individual performance based on non-formulaic achievements, such as the implementation of actions to achieve revenue growth and profitability, managing TCF’s response to COVID-19, natural disasters and civil unrest in markets, implementing work-from-home transitions, managing liquidity and credit in light of the volatile economic environment, managing the TCF/Chemical merger integration process including TCF’s systems conversion, executing our planned merger with Huntington, improving practices related to risk management, engaging in leadership development, and continuing to build the TCF brand and culture.

2020 Annual Incentive Payments

Our annual incentive plan, in which each of our NEOs except for Mr. Provost participated, included corporate performance metrics of adjusted earnings per share and adjusted efficiency ratio. Given that financial goals for fiscal 2020 were set based on our 2020 budget prior to the start of the COVID-19 pandemic, they quickly became outdated and did not reflect our evolving corporate financial performance expectations as the pandemic progressed. As such, our pre-pandemic financial goals established for 2020 were not met, and the Compensation Committee determined in January 2021 to adjust our corporate performance metrics to account for the impact of Covid-related reserve changes and for severance expenses related to executive separations from TCF.

The Compensation Committee determined that we achieved the corporate metrics of $3.71 in adjusted earnings per share, and a 59.87% adjusted efficiency ratio, resulting in a payout of 55% of target, as shown in the following table:

	Assigned Weight	2020 Corporate Goal Levels (% payout opportunities)			2020 Actual Performance		Weighted Average Achievement
		Threshold (50%)	Target (100%)	Maximum (150%)	Performance	% of Target
Adjusted Earnings Per Share(1)	75%	$3.69	$4.10	$4.51	$3.71	52.4%	39.3%
Adjusted Efficiency Ratio(2)	25%	60.5%	58.0%	56.5%	59.87%	62.6%	15.7%
TOTAL	100%						55%

(1)Adjusted Earnings Per Share under our annual incentive plan is our reported net income, excluding (a) merger-related expenses, (b) allowance rate for credit losses in excess of those budgeted, and (c) expenses related to unplanned executive departures.
(2)Adjusted Efficiency Ratio under our annual incentive plan is our reported efficiency ratio, excluding expenses related to TCF/Chemical merger expenses, operating lease depreciation, intangibles, historic tax credit and unplanned executive departures.

The Compensation Committee believed that because of the extraordinary events of 2020, including the COVID-19 pandemic, TCF’s financial results did not fully reflect the many significant accomplishments of TCF management, including successfully implementing CECL credit loss accounting and responding immediately to the COVID-19 pandemic, civil unrest and natural disasters in key markets by supporting customers and team members and providing significant donations to our communities in need. In addition, management ensured we had sufficient liquidity and capital in light of the new economic environment. The Compensation Committee took note of the fact that TCF’s first quarter 2020 performance was on plan with loan growth exceeding the budget for January and February and with a growing loan pipeline. To properly reward executives for these achievements, and to ensure retention of executive talent in the face of circumstances like the proposed Huntington merger, the Compensation Committee exercised positive discretion and determined to make awards under the annual incentive plan at 90% of target for each executive other than Mr. Torgow as described below.

The Compensation Committee determined that Messrs. Maass, Shafer and Jones each achieved 90% of his individual performance metrics, resulting in total annual incentive payments of 90% of his base salary, as set forth in the table below. The Compensation Committee took into account the significant achievements of each executive and the fact that this level of payout was in line with our peers in the banking industry. The Compensation Committee reviewed Mr. Torgow’s performance in 2020, including his stewardship of TCF through its executive personnel changes, the post-merger integration following the TCF/Chemical merger, and the identification and negotiation of the Huntington merger, and determined that Mr. Torgow’s exemplary performance and the fact that he did not receive a retention award following the TCF/Chemical merger justified an award of maximum performance for his individual performance metrics, as well as the application of positive discretion to Mr. Torgow’s annual incentive payment resulting in a total award for Mr. Torgow of $1.5 million as set forth below.

The following table reflects amounts earned and actually paid under our annual incentive plan to those NEOs who participated in, and received payments under, our annual incentive plan in 2020.

Named Executive Officer(1)			Performance Metrics
	Target Incentive		Corporate		Individual		Potential Payout
	% of Salary	Value(2) ($)	Result	Weight	Result	Weight	% of Target	Value ($)	Discretion(3)	Actual Payout ($)
Brian W. Maass	90%	517,500	55%	80%	90%	20%	62%	320,850	+45%	465,750
Gary Torgow	100%	950,000	55%	80%	150%	20%	74%	703,000	+113%	1,500,000
Thomas C. Shafer	100%	950,000	55%	80%	90%	20%	62%	589,000	+45%	855,000
Michael S. Jones	90%	598,500	55%	80%	90%	20%	62%	371,070	+45%	538,650
(1)Messrs. Provost and Dahl did not receive payments under the annual incentive plan. In accordance with his letter agreement, Mr. Klaeser received a prorated payment of his 2020 annual incentive opportunity in the amount of $450,000 in connection with the termination of his employment.
(2)Represents percentage of base salary for each NEO in accordance with our annual incentive plan.
(3)Discretionary increases reported under the “Bonus” column in the Summary Compensation Table.

The Compensation Committee had the authority to reduce or eliminate the payments under the annual incentive plan for each NEO in its discretion, which could include its subjective evaluation of performance as well as evaluation of each NEO’s individual performance and risk management considerations.

2020 Long-Term Equity Compensation

We deliver a significant portion of our executive officer compensation through long-term equity grants made under shareholder-approved plans that are specifically designed to:

•ensure that executives have material “skin in the game,” thereby aligning executive and shareholder interests;
•reward executives for building long-term, sustainable shareholder value; and
•complement our annual cash incentive plan to appropriately balance executive focus on both short- and long-term objectives.

Long-Term Incentive Awards

In May 2020, we continued our long-standing practice of granting annual long-term equity incentive awards to our NEOs. In setting the amount of equity awards in 2020, the Compensation Committee considered a variety of factors, including the terms of each executive officer’s employment agreement, peer group data and the Compensation Committee’s assessment of individual retention risk. In 2020, the Compensation Committee established annual long-term incentive awards with grant date fair values as indicated in the table below, as described below under “Components of Annual Long-term Incentive Awards.” The actual value that the NEOs realize from these 2020 long-term equity incentive awards may differ from the grant date fair value of such awards due to share price appreciation or depreciation and performance of TCF’s common stock relative to its peers.

Name	PRSUs(2)	TRSUs	Approximate Grant Date Fair Value - PRSUs(2) ($)	Approximate Grant Date Fair Value - TRSUs ($)	Approximate Grant Date Fair Value of Award ($)
David T. Provost(1)	-	-	-	-	—
Craig R. Dahl	80,918	46,700	1,814,991	1,209,997	3,024,988
Brian W. Maass	19,226	11,096	431,239	287,497	718,736
Dennis L. Klaeser	16,050	9,263	360,002	240,004	600,006
Gary Torgow	80,918	46,700	1,814,991	1,209,997	3,024,988
Thomas C. Shafer	29,224	16,866	655,494	436,998	1,092,492
Michael S. Jones	22,236	12,833	498,753	332,503	831,256
(1)Mr. Provost did not receive an annual long-term equity award but did receive 3,860 shares of restricted stock with an approximate grant date fair value of $100,013 for his service as a non-employee Director following his termination of employment.
(2)Amount shown is the target amount of the 2020 annual long-term equity award.

Components of Annual Long-Term Incentive Awards

The 2020 long-term equity incentive awards granted to our NEOs in May 2020 consisted of a mix of PRSUs and TRSUs, as set forth in the table above. The TRSUs vest in equal 25% increments on each of the first four anniversaries of the May 6, 2020 grant date. The PRSUs are subject to conditional vesting based on TCF’s Total Shareholder Return (“TSR”) compared to the 2020 Peer Group at the end of the three-year performance period ending April 30, 2023, provided that pursuant to the terms of the Huntington merger, awards will be paid at the greater of actual or target performance based on TCF’s TSR compared to the 2020 Peer Group as of the end of the last completed quarter prior to the consummation of the Huntington merger. The Compensation Committee established threshold, target and maximum performance levels for each selected performance metric with payments for achievement 50% if TSR is at the 25th percentile of the 2020 Peer Group, 100% if TSR is at the 50th percentile of the 2020 Peer Group, and 150% if TSR is at or above the 75th percentile of the 2020 Peer Group. Results between the 25th and 50th percentile and between the 50th and 75th percentile are interpolated.

See “Compensation of Named Executive Officers – 2020 Long-term Equity Compensation – Long-Term Incentive Awards” above for a table that describes the grant date fair value of our annual long-term awards.

Other Forms of Compensation

Retirement and Other Benefits

The Compensation Committee believes that benefits are an important aspect of our ability to attract and retain quality employees, and believes that our benefit programs are consistent with market practices based on its supervision of management’s analysis of industry peers and other employers with whom we compete for employees. Each NEO generally has access to the benefits provided to all full-time employees, including the TCF 401K Plan (the “401(k) Plan”). Standard benefits received by each NEO as a full-time employee have no impact on the amount of other elements of compensation awarded to the NEO.

401(k) Plans and Deferred Compensation Plan

Under the TCF 401K Plan, we offer matching contributions after six months of service. The TCF 401K Plan qualifies as an employee stock ownership plan and a qualified tax or deferred compensation plan, or 401(k) Plan, under the Code.

The Code limits the amount of employee contributions and Company matching contributions under 401(k) Plans for certain individuals, including each NEO. We created the TCF Financial Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified supplemental plan, to address these limitations. For the 81 participants as of January 31, 2021, eligible participants, including each of our NEOs, are eligible to contribute a portion of their salary to the Deferred Compensation Plan. Amounts contributed to the Deferred Compensation Plan are matched at 5% of the amount contributed to the Deferred Compensation Plan. The Compensation Committee believes the Deferred Compensation Plan is an important tool to attract and retain executive talent.

Pension Benefits in 2020

Effective June 30, 2006, we stopped accepting new participants in the Chemical Pension Plan. Since all Legacy Chemical NEOs joined TCF (Legacy Chemical at that time) after 2006 (and all Legacy TCF NEOs joined TCF in 2019), none of our NEOs are participants in the Chemical Pension Plan. In addition, in July 2017, the Compensation Committee determined to freeze the Chemical Pension Plan such that no additional benefits would be accrued under the Chemical Pension Plan. We terminated Chemical Pension Plan, which was overfunded, effective August 31, 2019.

We assumed the obligations of the Legacy TCF Cash Balance Pension Plan in connection with the TCF/Chemical merger, which was frozen in 2004 and had further compensation credits discontinued in 2006. We terminated the Legacy TCF Cash Balance Pension Plan effective November 1, 2019. Mr. Dahl was the only NEO participating in the Legacy TCF Cash Balance Pension Plan. His pension benefits are disclosed below in the “Pension Benefits in 2020” table and described in the narrative following that table.

Insurance Benefits

NEOs are eligible for the same group medical, dental, disability, life insurance and other similar benefits that are generally available to our full-time employees.

Perquisites

Perquisites received by NEOs include use of Company-owned or leased automobiles or car allowances, use of a driver, club memberships, executive physicals, life and disability insurance, incentive trips, and tax return preparation. Messrs. Torgow and Provost, and Mr. Dahl during his tenure as CEO, may receive personal use of our corporate aircraft. The purpose of these perquisites is to provide competitive benefits, reduce security risks, and enhance scheduling and efficient use of the NEOs’ time. The Compensation Committee reviews the perquisites of the NEOs and other officers annually.

Looking Forward: 2021 Annual Cash and Long-Term Incentives

For 2021, the Compensation Committee determined that core net income is the best corporate performance metric to measure our financial performance for our annual cash incentive, and that 80% of each participating NEO’s annual cash incentive award will be tied to that metric. Consistent with 2020, the remaining 20% of the cash incentive awards will be tied to individual performance objectives. The Compensation Committee also determined levels for threshold, target, and maximum payouts for the corporate performance metric for use in 2021 for all NEOs. The details of the 2021 bonus structure will apply only in the event the Huntington merger does not close. If the Huntington merger does close, executive bonus opportunities will be reviewed by Huntington. For 2021, in accordance with the Huntington merger agreement, the Compensation Committee approved the granting of TRSUs vesting in 25% annual increments over a period of four years.

Compensation & Governance Best Practices

Recovery (“Clawback”) of Performance-Based Compensation

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires recovery of certain compensation from the Principal Executive Officer and the Principal Financial Officer in the event of a restatement of financial results due to misconduct. The Audit Committee is responsible for determining whether annual cash incentive or long-term incentive compensation paid to the Principal Executive Officer or the Principal Financial Officer should be recovered in the event of a restatement.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) required the SEC to issue rules that require all public companies to adopt additional mandatory clawback policies to recover any incentive-based compensation paid to current and former executive officers based on financial information that was subsequently required to be restated due to material noncompliance with any financial reporting requirements. In 2015 the SEC issued proposed rules. There are a number of areas addressed by the proposed rules, however, that require clarification and will likely result in material changes to the proposed rules. As a result, the Compensation Committee believes it is appropriate to await comprehensive final rules and subsequent changes to Nasdaq Listing Rules before it adopts a clawback policy.

Compensation Policies and Practices as They Relate to Risk Management

On an annual basis, the Compensation Committee performs a review of our incentive compensation policies and practices for senior executive officers and others, individually or in the aggregate, who may have the potential to expose TCF to material levels of risk. The Compensation Committee bases this review in part on an analysis of such compensation arrangements by our incentive compensation risk officer. The analysis and the Compensation Committee’s review considers, among other things, the balance between short- and long-term components of incentive compensation for the senior executive officers, the factors used to determine eligibility for annual cash incentive awards, terms of vesting for long-term incentive awards to the senior executive officers, risk management considerations, and how these elements relate to TCF’s most significant risks. In the case of senior executive officers, the Compensation Committee places significant reliance on its ability to reduce or withhold an award if it determines that the executive incurred excessive risk. We believe that our incentive compensation arrangements, and compensation policies and practices in general, are not reasonably likely to have a material adverse effect on TCF.

Stock Ownership Guidelines for Executive Officers

Our stock ownership guidelines are designed to encourage share ownership so that our executives have a direct stake in TCF and to align their interests with the long-term interests of our shareholders. The ownership guidelines cover all NEOs and are as follows:

Position	Required Salary Multiple
Chief Executive Officer	5x base salary
All other executive officers	3x base salary

In general, stock ownership is determined in the same manner as beneficial ownership for SEC reporting purposes. The following share types are included under these guidelines: shares directly owned, family-owned shares, retirement plan shares and unvested time-based restricted stock. Stock options that are unexercised, regardless of their vesting status and in-the-money value, are not counted toward satisfaction of these guidelines. Unvested performance-based restricted stock is also not counted toward stock ownership.

Executives are required to comply with these guidelines within five years of becoming subject to this policy. Individuals who acquire shares of common stock under our equity-based incentive plans must hold at least 50% of all net after-tax acquired shares until the earlier of the date at which they satisfy our stock ownership guidelines, or 36 months following acquisition of such shares. Currently, all named executive officers are either in compliance with the guidelines or within the five-year compliance window.

The Board adopted the Stock Ownership Guidelines because it believes that it is in our and our shareholders’ best interests to further align the long-term financial interests of executive management with those of our shareholders by encouraging stock ownership among our executives. The Board believes that executive stock ownership demonstrates a long-term commitment to our growth and profitability.

Anti-Hedging and Anti-Pledging Prohibitions under our Insider Trading Policy

Our Insider Trading Policy prohibits our directors, executive officers and employees from engaging in any transaction which could hedge or offset decreases in the market value of our common stock. In addition, all of directors and executives, including our NEOs, are prohibited from pledging stock under our Insider Trading Policy.

Deductibility of Executive Compensation

Internal Revenue Code Section 162(m) generally prohibits a federal income tax deduction to public companies for compensation over $1,000,000 paid to a “covered employee.” A “covered employee” includes (i) the Chief Executive Officer, (ii) the Chief Financial Officer, (iii) the three other most highly compensated executive officers, and (iv) any individual who was a covered employee for any taxable year beginning after December 31, 2016. Before 2018, we were permitted to receive a federal income tax deduction for qualifying “performance-based” compensation as defined under Code Section 162(m) without regard to this $1,000,000 limitation. However, U.S. tax legislation eliminated the performance-based exception. These new rules became effective starting in 2018 for us, except that certain awards that were granted on or before November 2, 2017 may still qualify as performance-based compensation. To the extent that in 2018 or any later year, the aggregate amount of any covered employee’s salary, bonus, and amount realized from option exercises and vesting of restricted stock units or other equity awards, and certain other compensation amounts that are recognized as income for federal income tax purposes by the covered employee exceeds $1,000,000 in any year, we will not be entitled to a federal income tax deduction for the amount over $1,000,000 in that year.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the preceding Compensation Discussion and Analysis with management. Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to TCF’s Annual Report on Form 10-K.

Arthur A. Weiss, Chair
Karen L. Grandstrand
Barbara J. Mahone
Vance K. Opperman
Roger J. Sit
Jeffrey L. Tate

Compensation Committee Interlocks and Insider Participation

Directors Grandstrand, Mahone, Opperman, Sit, Tate, and Weiss served on the Compensation Committee in 2020. None of these Directors has ever served as an officer or employee of TCF or any of its subsidiaries. The Board has determined that all members of the Compensation Committee were independent for 2020 under standards outlined under “Director Independence and Related Person Transactions “and under applicable Nasdaq rules. Certain relationships with Directors are disclosed herein under “Director Independence and Related Person Transactions - What Transactions Were Considered Non-Material?”

Summary Compensation Table

The following summary compensation table (the “Summary Compensation Table”) identifies the cash and non-cash compensation awarded to or earned by the NEOs in 2020, 2019, and 2018. The positions listed in the table are those in which the NEO served at December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
David T. Provost(6)	2020	383,655	—	100,013	—	—	—	10,383,178	10,866,846
Chief Executive Officer and Former Vice Chairman	2019	931,731	—	2,855,154	—	1,341,780	—	117,204	5,245,869
	2018	456,731	—	2,980,668	—	—	—	96,181	3,533,580
Craig R. Dahl(7)	2020	920,192	—	3,024,988	—	—	—	11,393,318	15,338,498
Former President and Chief Executive Officer	2019	423,077	—	—	—	2,039,230	3,890	35,515	2,501,712

Brian W. Maass	2020	586,058	144,900	718,736	—	320,850	—	82,085	1,852,629
Executive Vice President and Chief Financial Officer	2019	208,846	—	2,500,011	—	724,328	—	25,665	3,458,850

Dennis L. Klaeser(8)	2020	605,769	—	600,006	—	450,000	—	2,937,334	4,593,109
Former Executive Vice President and Chief Financial Officer	2019	735,577	—	601,629	—	847,440	—	75,785	2,260,431
	2018	703,846	—	993,556	—	612,000	—	47,383	2,356,785
Gary Torgow	2020	986,538	797,000	3,024,988	—	703,000	—	94,442	5,605,968
Executive Chairman	2019	931,731	—	2,855,154	—	1,341,780	—	117,733	5,246,398
	2018	456,731	—	2,980,688	—	—	—	69,170	3,506,589
Thomas C. Shafer	2020	986,538	266,000	1,092,492	—	589,000	—	88,209	3,022,239
Chief Operating Officer of TCF, Chief Executive Officer of TCF Bank	2019	931,731	—	5,137,196	—	1,341,780	—	152,931	7,563,638
	2018	903,846	—	993,556	—	969,000	—	59,252	2,925,654
Michael S. Jones	2020	677,788	167,580	831,256	—	371,070	—	52,127	2,099,821
Executive Vice President of TCF, President and Chief Operating Officer of TCF Bank
(1)Represents amounts paid pursuant to the Compensation Committee’s exercise of positive discretion in awards made under our annual incentive plan.
(2)The values of all stock awards reported in this column were computed in accordance with ASC 718. Represents the following amounts: Mr. Provost – $100,013 of restricted stock awards granted as compensation for Mr. Provost’s service as a non-employee director; Mr. Dahl – $1,814,991 of PRSUs and $1,209,997 of TRSUs; Mr. Maass – $431,239 of PRSUs and $287,497 of TRSUs; Mr. Klaeser – $360,002 of PRSUs and $240,004 of TRSUs; Mr. Torgow – $1,814,991 of PRSUs and $1,209,997 of TRSUs; Mr. Shafer – $655,494 of PRSUs and $436,998 of TRSUs; and Mr. Jones – $498,753 and $332,503 of TRSUs. The fair value of the PRSUs awards are based on the target payout under the awards, or 1.0x the number of units granted. The value of the PRSUs at the grant date based on the maximum payout to Messrs. Dahl, Maass, Klaeser, Torgow, Shafer, and Jones would have been $2,722,487, $646,859, $540,003, $2,722,487, $983,241, and $748,130, respectively. None of the restricted stock or restricted stock unit awards are entitled to dividends until the awards vest. TCF’s accounting policy and assumptions for stock-based compensation are described in Notes 2 and 22 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
(3)For a further description of how the Compensation Committee determined incentive payments awarded in 2020, see "Compensation of Named Executive Officers – NEO Pay Determinations – 2020 Annual Cash Incentive Plan" in the CD&A of this Amendment.
(4)There were no above-market or preferential earnings on our nonqualified deferred compensation plans. We assumed the obligations of the Legacy TCF Cash Balance Pension Plan in connection with the TCF/Chemical merger in 2019. Mr. Dahl was the only NEO participating in the Legacy TCF Cash Balance Pension Plan, which was terminated effective November 1, 2019. As of December 31, 2020, there were no longer any outstanding obligations under the Legacy TCF Cash Balance Pension Plan.

(5)Amounts shown in the “All Other Compensation” column for 2020 consist of the following:
(a)Mr. Provost: $10,229,567 in severance payments; $49,999 in cash payments for his service as a director of TCF; $14,250 of employer contributions to the 401(k) Plan; $3,030 consisting of the taxable portion of employer paid premiums for life insurance; $2,769 consisting of the taxable portion of employer paid premiums for disability insurance; $4,154 in car allowances; $350 in cell phone reimbursements; and $79,059 in Company-paid club dues.
(b)Mr. Dahl: $11,213,931 in severance payments; $105,960 of employer contributions to the Deferred Compensation Plan; $10,602 of employer contributions to the 401(k) Plan; $6,337 consisting of the taxable portion of employer paid premiums for life insurance; $3,533 in executive tax service; $20,266 in Company-paid club dues; and $32,690 in dividend equivalents earned on TRSUs.
(c)Mr. Maass: $38,829 of employer contributions to the Deferred Compensation Plan; $14,250 of employer contributions to the 401(k) Plan; $1,193 consisting of the taxable portion of employer paid premiums for life insurance; $12,411 in Company car payments; $3,750 in executive tax service; and $11,651 in dividend equivalents earned on TRSUs.
(d)Mr. Klaeser: $2,816,267 in severance payments; $71,667 in compensation pursuant to Mr. Klaeser’s post-employment consulting agreement with TCF; $14,250 of employer contributions to the 401(k) Plan; $4,798 consisting of the taxable portion of employer paid premiums for life insurance; $8,439 consisting of the taxable portion of employer paid premiums for disability insurance; $7,500 in taxable payments for relocation; $630 in cell phone reimbursements; $7,300 in Company-paid club dues; and $6,484 in dividend equivalents earned on TRSUs.
(e)Mr. Torgow: $14,250 of employer contributions to the 401(k) Plan; $5,940 consisting of the taxable portion of employer paid premiums for life insurance; $11,215 in car allowances; $9,649 consisting of the taxable portion of employer paid premiums for disability insurance; $630 in cell phone reimbursements; $3,723 in company-paid club dues; and $49,035 in dividend equivalents earned on TRSUs.
(f)Mr. Shafer: $9,865 of employer contributions to the Deferred Compensation Plan; $14,250 of employer contributions to the 401(k) Plan; $5,940 consisting of the taxable portion of employer paid premiums for life insurance; $11,215 in car allowances; $10,304 consisting of the taxable portion of employer paid premiums for disability insurance; $630 in cell phone reimbursements; $18,296 in Company-paid club dues; and $17,709 in dividend equivalents earned on TRSUs.
(g)Mr. Jones: $1,694 of employer contributions to the Deferred Compensation Plan; $14,250 of employer contributions to the 401(k) Plan; $2,632 in deemed compensation for incentive travel award $2,070 consisting of the taxable portion of employer paid premiums for life insurance; $4,469 for an annual executive physical; $8,750 in executive tax service; and $4,786 in Company-paid club dues; and $13,475 in dividend equivalents earned on TRSUs.
(6)“Salary” column represents W-2 wages paid to Mr. Provost for the duration of his employment at TCF in 2020. Mr. Provost served as our Executive Vice Chairman until May 8, 2020, at which time his employment with TCF ended. He remained Vice Chairman of TCF’s Board of Directors and received compensation as an external Director until he was named Chief Executive Officer of TCF on October 28, 2020. Mr. Provost remains a non-independent Director of TCF, for which he does not receive compensation.
(7)“Salary” column represents W-2 wages paid to Mr. Dahl for the duration of his employment at TCF in 2020. Mr. Dahl served as our President, Chief Executive Officer and a Director until his employment with TCF ceased on October 27, 2020.
(8)“Salary” column represents W-2 wages paid to Mr. Klaeser for the duration of his employment at TCF in 2020. Mr. Klaeser served as our Executive Vice President, Chief Financial Officer until his employment with TCF ceased on October 1, 2020.

Employment, Separation and Release, and Consulting Agreements

Provisions of the employment, separation and release, and consulting agreements for Messrs. Provost, Dahl, Maass, Klaeser, Torgow, Shafer and Jones are described below under “Executive Compensation – Employment, Separation and Release, and Consulting Agreements.”

Amount of Salary and Bonus in Proportion to Total Compensation

The relationship of salary to the NEOs’ total compensation will vary from year to year primarily depending on the amount of non-equity incentive compensation (annual cash incentive) and grant date fair value of long-term awards, as discussed in the CD&A.

Grants of Plan-Based Awards in 2020

The following table shows plan-based awards granted to the NEOs in 2020:

								All Other Stock Awards:
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Award			Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($)(9)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Provost		—	—	—	—	—	—	—	—
	05/06(2)	—	—	—	—	—	—	3,860	100,013
Dahl		525,000	1,050,000	2,100,000	—	—	—	—	—
	05/06(3)(4)	—	—	—	40,459	80,918	121,377	—	1,814,991
	05/06(5)(6)	—	—	—	—	—	—	46,700	1,209,997
Maass		258,750	517,500	1,035,000	—	—	—	—	—
	05/06(3)	—	—	—	9,613	19,226	28,839		431,239
	05/06(5)	—	—	—	—	—	—	11,096	287,497
Klaeser		300,000	600,000	1,200,000	—	—	—	—	—
	05/06(3)(7)	—	—	—	8,025	16,050	24,075	—	360,002
	05/06(5)(8)	—	—	—	—	—	—	9,263	240,004
Torgow		475,000	950,000	1,900,000	—	—	—	—	—
	05/06(3)	—	—	—	40,459	80,918	121,377	—	1,814,991
	05/06(5)	—	—	—	—	—	—	46,700	1,209,997
Shafer		475,000	950,000	1,900,000	—	—	—	—	—
	05/06(3)	—	—	—	14,612	29,224	43,836	—	655,494
	05/06(5)	—	—	—	—	—	—	16,866	436,998
Jones		299,250	598,500	1,197,000	—	—	—	—	—
	05/06(3)	—	—	—	11,118	22,236	33,354	—	498,753
	05/06(5)	—	—	—	—	—	—	12,833	332,503

(1)For each NEO, amounts reported represent the potential payout range pursuant to our annual incentive plan, with all payments subject to achievement of corporate and individual performance objectives and the discretion of the Compensation Committee. The annual incentive plan is further explained in “Compensation of Named Executive Officers – NEO Pay Determinations – 2020 Annual Cash Incentive Plan” in the CD&A of this Amendment. Actual amounts earned under the annual incentive plan in 2020 are included in the column entitled “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table above. Pursuant to his employment agreement entered into on December 13, 2020, Mr. Provost was not eligible in 2020 for an annual incentive award. Mr. Klaeser received a prorated award under our annual incentive plan in connection his departure from TCF in October 2020. Mr. Dahl did not receive an award under our annual incentive plan due to his departure from TCF in October 2020.
(2)Represents shares of restricted stock granted in 2020 under the 2019 Stock Plan for Mr. Provost’s service as a non-employee Director.
(3)Represents the award of PRSUs granted in 2020 under the 2019 Stock Plan and the Omnibus Plan, with a performance period that ends on April 30, 2023. The vesting is subject to the achievement of pre-established performance targets and the NEO’s continued service through the vesting date. Any vested units will convert to shares of our common stock on a one-for-one basis. PRSUs that do not vest will be forfeited.
(4)On October 27, 2020, Mr. Dahl’s award vested in full at target in connection with his departure from TCF.
(5)Represents the award of TRSUs granted in 2020 under the 2019 Stock Plan and the Omnibus Plan. The TRSUs vest in equal 25% increments on each of the first four anniversaries of the May 6, 2020 grant date. See “Compensation of Named Executive Officers – NEO Pay Determinations – 2020 Long-Term Equity Compensation” in the CD&A of this Amendment for a description of the terms of these awards. Any vested units will convert to shares of our common stock on a one-for-one basis. TRSUs that do not vest will be forfeited.
(6)Upon his ceasing employment with TCF on October 27, 2020, Mr. Dahl’s award vested in full.
(7)Upon his retirement on October 1, 2020, Mr. Klaeser’s award vested in full at target in connection with his departure from TCF.
(8)Upon his retirement on October 1, 2020, Mr. Klaeser’s award vested in full.
(9)The values shown are the aggregate grant date fair value for initial awards computed in accordance with ASC 718. The PRSUs are valued based on the probable outcome of the performance conditions, payout at the target level.

Outstanding Equity Awards at December 31, 2020

The following table shows all equity awards that were outstanding at December 31, 2020 for each NEO:

		Option Awards				Stock Awards
	Year of	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Award	Exercisable	Unexercisable	($)(1)	Date	(#)	($)(2)	(#)	($)(2)
Provost	2020	—	—	—	—	3,860(3)	142,897	—	—
Maass	2018	—	—	—	—	1,927(4)	71,338	—	—
	2018	—	—	—	—	3,808(4)	140,972	—	—
	2018	—	—	—	—	8,673(4)(5)	321,074	—	—
	2019	—	—	—	—	4,422(6)	163,702	—	—
	2019	—	—	—	—	6,632(5)(7)	245,517	—	—
	2019	—	—	—	—	28,556(8)(9)	1,057,143	—	—
	2020	—	—	—	—	11,096(10)	410,774	—	—
	2020	—	—	—	—	—	—	19,226	711,747
Torgow	2018	—	—	—	—	14,284(8)(12)	528,794	—	—
	2019	—	—	—	—	27,117(13)	1,003,871	—	—
	2019	—	—	—	—	14,742(8)(14)	545,749	—	—
	2019	—	—	—	—	14,120(8)(15)	522,722	—	—
	2020	—	—	—	—	46,700(10)	1,728,834	—	—
	2020	—	—	—	—	—	—	80,918	2,995,584
Shafer	2017	5,329	3,552	53.72	2/21/2027	—	—	—	—
	2017	3,435	2,288	46.95	8/9/2027	—	—	—	—
	2017	—	—	—	—	3,643(8)(18)	134,864	—	—
	2017	—	—	—	—	627(8)(19)	23,212	—	—
	2017	—	—	—	—	341(8)(20)	12,624	—	—
	2018	—	—	—	—	4,761(8)(12)	176,252	—	—
	2019	—	—	—	—	7,059(8)(15)	261,324	—	—
	2019	—	—	—	—	13,559(13)	501,954	—	—
	2019	—	—	—	—	54,032(8)(21)	2,000,265	—	—
	2020	—	—	—	—	16,866(10)	624,379	—	—
	2020	—	—	—	—	—	—	29,224	1,081,872
Jones	2018	—	—	—	—	2,665(4)	98,658	—	—
	2018	—	—	—	—	11,992(4)(5)	443,944	—	—
	2019	—	—	—	—	5,492(4)	203,314	—	—
	2019	—	—	—	—	8,237(5)(7)	304,934	—	—
	2019	—	—	—	—	25,224(8)(21)	933,792	—	—
	2020	—	—	—	—	12,833(10)	475,078	—	—
	2020	—	—	—	—	—	—	22,236	823,177
(1)Represents the closing market price of our common stock on the date of the stock option award.
(2)Market value was determined using the 2020 year-end closing stock price of $37.02 per share as reported on Nasdaq.
(3)Represents a restricted stock award granted to Mr. Provost on May 6, 2020 as compensation for his service as a non-employee director prior to being named Chief Executive Officer on October 28, 2020 that vests on May 6, 2021.
(4)Vested on January 1, 2021.

(5)Represents PRSUs granted by Legacy TCF and assumed by us in the TCF/Chemical merger (as adjusted for the exchange ratio applied during the TCF/Chemical merger) and converted to earned PRSUs on the TCF/Chemical merger date, which are now only subject to time-based vesting requirements. PRSUs granted in 2018 were converted to earned PRSUs at the maximum level of performance and awards granted in 2019 were converted to earned PRSUs at the target level of performance based on Legacy TCF’s performance as measured at June 30, 2019, under the terms of the TCF/Chemical merger agreement.
(6)Represents service-based restricted stock awards granted by Legacy TCF that we assumed in the TCF/Chemical merger (as adjusted for the exchange ratio applied during the TCF/Chemical merger) and that vest(ed) pro-rata on April 1, 2020, January 1, 2021 and 2022.
(7)Vests on January 1, 2022.
(8)TRSUs including accrued dividend equivalent units from grant date.
(9)Vest(ed) in equal 50% increments on December 1, 2020 and August 1, 2021.
(10)Accrues cash dividends and vests in equal 25% increments on May 6, 2021, 2022, 2023, and 2024.
(11)Represents awards of PRSUs granted at target level with vesting based on TCF’s total shareholder return as compared against the 2020 Peer Group over the three-year performance period ending April 30, 2023.
(12)Vest(ed) in equal 20% increments on February 27, 2019, 2020, 2021, 2022, and 2023.
(13)Represents PRSUs granted by us that were converted to earned PRSUs in the TCF/Chemical merger, which are now subject only to time-based vesting requirements, at rates equal to the target level of performance based on our performance as measured at June 30, 2019, under the terms of the PRSU agreements. The earned PRSUs granted to Messrs. Torgow and Shafer in 2019, were converted into earned PRSUs at a rate equal to 100% of the target number of shares on the TCF/Chemical merger date, and vest on December 31, 2021.
(14)Vest(ed) in equal one-third increments on February 25, 2020, 2021, and 2022.
(15)Vest(ed) in equal 20% increments on February 25, 2020, 2021, 2022, 2023, and 2024.
(16)Represents stock options that vest ratably on the anniversary date of the February 21, 2017 grant date over a period of five years.
(17)Represents stock options that vest ratably on the anniversary date of the August 9, 2017 grant date over a period of five years.
(18)Vests on August 31, 2021.
(19)Vests on February 21, 2022.
(20)Vests on August 9, 2022.
(21)Vest(ed) in equal 50% increments on August 1, 2020 and 2021.

Option Exercises and Stock Vested in 2020

The following table shows information for option exercises and vesting of stock awards in 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Provost	—	—	122,753	3,109,021
Dahl	—	—	266,461	8,363,064
Maass	—	—	63,982	2,322,002
Klaeser	—	—	64,887	1,584,091
Torgow	—	—	53,963	2,031,934
Shafer	—	—	69,011	2,058,291
Jones	—	—	55,845	2,075,336

(1)The number of shares shown reflects the gross number of shares covered by awards that vested in 2020. Shares for the required tax withholding were deducted from the gross number of shares vested, resulting in a smaller number of shares acquired upon vesting.
(2)Amounts were calculated using the closing stock price as reported on Nasdaq on the vesting dates of the stock awards.

Pension Benefits in 2020

The following table shows information on the defined benefit pension plan benefits of the NEOs:

Name	Plan Name	Number of Years Credited Service (#)(2)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(3)
Provost	—	—		—
Dahl	Legacy TCF Cash Balance Pension Plan(1)	5.75	—	92,776
Maass	—	—		—
Klaeser	—	—		—
Torgow	—	—		—
Shafer	—	—		—
Jones
(1)We assumed the obligations under the Legacy TCF Cash Balance Pension Plan in connection with the TCF/Chemical merger.
(2)The number of years of credited service is less than actual years of service with Legacy TCF or its subsidiaries because the plan was frozen during the NEO’s tenure with Legacy TCF or its subsidiaries. Mr. Dahl was not given credit for service other than for his actual years of service with Legacy TCF or its subsidiaries through April 1, 2006, the date the plan was frozen. Benefits were assumed to commence at age 65.
(3)The Board of Directors of Legacy TCF approved the termination of the Legacy TCF Cash Balance Pension Plan effective November 1, 2019. Mr. Dahl’s accumulated benefit balance was paid in full using the weighted-average interest rate in effect during 2020. The balance was transferred as part of an in-service rollover entirely into the TCF 401(k) Plan. For a discussion of the valuation methods and material assumptions applied in quantifying the present value of the current accrued benefit under Legacy TCF Cash Balance Pension Plan, see Note 23 “Retirement Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Nonqualified Deferred Compensation in 2020

The following table shows certain information for TCF’s nonqualified account-type plans for the NEOs. In September 2006, the TCF board approved the TCF Financial Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”, formerly the Chemical Financial Corporation Deferred Compensation Plan), a voluntary nonqualified supplemental retirement program for a select group of management personnel.

The TCF 401K Supplemental Plan (the “Supplemental Plan”) shown below is a Legacy TCF nonqualified supplemental program for the TCF 401K Plan, a qualified tax or deferred plan under Section 401(k) of the Code which we assumed in connection with the TCF/Chemical merger.

The TCF contributions shown in the table for the Supplemental Plan are matching contributions which are made at the same rate as under the TCF 401K Plan. For further information about this plan, refer to the CD&A under “Compensation of Named Executive Officers – Other Forms of Compensation.” The Deferred Stock Plan is also a Legacy TCF plan that we assumed in connection with the TCF/Chemical merger which consists solely of previously-deferred vested TCF common stock. The Supplemental Plan was amended October 23, 2019 to discontinue future deferrals by participants effective as of January 1, 2020.

		Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2020
Name	Plan	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)
Provost	Deferred Compensation Plan	—	—	58,057	14,706	588,908
Dahl	Deferred Compensation Plan	138,029	6,901	24,416	3,720	173,066
	Supplemental Plan	265,100	99,059	(608,294)	89,669	2,450,879
	Deferred Stock Plan	—	—	(289,195)	(1,441,457)	940,493
Maass	Deferred Compensation Plan	293,029	14,651	54,742	3,446	365,867
	Supplemental Plan	144,866	24,178	(65,584)	12,567	503,473
Klaeser	Deferred Compensation Plan	—	—	616,562	28,333	5,312,127
Torgow	Deferred Compensation Plan	—	—	—	4,703	1,300,207
Shafer	Deferred Compensation Plan	599,842	9,865	2,388	(189,829)	1,986,885
Jones	Deferred Compensation Plan	33,890	1,694	8,090	—	43,673
	Supplemental Plan			(146,250)	18,314	484,274
	Deferred Stock Plan	—	—	(33,051)	(595,121)	—
(1)Amounts included in this column are included in the “Salary” column in the Summary Compensation Table, with the exception that $402,534 of Mr. Shafer’s contribution and $99,059 of Mr. Dahl’s contribution related to their annual incentive plan award paid in 2020.
(2)The amounts shown in this column are reported as compensation in the Summary Compensation Table.
(3)Amounts for Messrs. Dahl and Jones consist of dividend equivalents and unrealized appreciation or depreciation on the deemed account investments, primarily TCF common stock. There were no above-market or preferential earnings or appreciation in 2020 or previous years. Amounts included in this column are not included in the Summary Compensation Table.
(4)Amounts consist of dividends on deemed investments in TCF common stock and distributions of vested shares which were included for each participant in the Summary Compensation Table in the years granted. The dividends are also included in the Aggregate Earnings in Last Fiscal Year column of this table.
(5)The aggregate balance at last fiscal year-end shown in this column includes contributions in prior years which were reported as “Salary” and “All Other Compensation” on the Summary Compensation Table for the applicable year.

Material Information Regarding the Deferred Compensation Plan

•Our NEOs are all eligible to participate in the Deferred Compensation Plan. Participants may elect to defer up to 60% of their base compensation and up to 85% of their bonus or severance compensation to the Deferred Compensation Plan. The election to defer compensation under the Deferred Compensation Plan is irrevocable for each plan year as of the beginning of the plan year. Participant contributions are made into a grantor trust for the purpose of providing for payment of the deferred compensation under this plan. The investment of employee contributions are self-directed by participants within an established array of money market, equity and fixed income mutual funds. The aggregate earnings on these investments, by each NEO who is a participant in the Deferred Compensation Plan, are included in the table above, and are attributable to the specific investments selected by each participant. Participants may change the designation of their investments at such times as mutually agreed by the parties. As of December 31, 2020, participants could change their investment designation on a daily basis.
•Participants elect, in advance of the deferral of their compensation, when the funds will be distributable. The aggregate balances of the participants are distributable upon the participant’s termination of employment; the participant’s death or disability; or at a specified time, as determined by the participant. In addition, distributions may be made from the Deferred Compensation Plan in the event of an unforeseeable emergency. The Deferred Compensation Plan allows distributions to be made in a lump sum or up to 15 annual installments. Participants may change their current distribution election as long as the change is made at least 12 months prior to their first payment and is delayed by at least 5 years. The Deferred Compensation Plan is unfunded for tax purposes and for purposes of ERISA.

Material Information Regarding the Supplemental Plan

•Covered compensation and contributions under a 401(k) plan are subject to certain limits imposed by the IRS. Legacy TCF maintained the Supplemental Plan to allow Legacy TCF NEOs to make pre-tax contributions from their salary and annual cash incentives at the same rate as under the TCF 401K Plan up to a total of 50% of covered pay and to receive an employer matching contribution at the same rate as under the TCF 401K Plan on their contributions up to 5% of pay.    Employee contributions to the Supplemental Plan were invested, at the employee’s election, in the same investment choices that were available in the TCF 401K Plan.
•The amounts allocated to the accounts of each of the NEOs that participated primarily consisted of deemed TCF common stock. Earnings on deemed TCF common stock investments in the plan during the period of January 1, 2020 through December 31, 2020 consisted of $1.40 per share in dividend equivalents and depreciation of $9.92 per share. Dividend-equivalent distributions are made from the Supplemental Plan at the same time and at the same rate as to holders of TCF common stock generally.
•Distributions from the Supplemental Plan occur in a lump sum in the event of death or disability. Participants may also elect to receive a lump sum distribution either six months after termination, on a date certain or in the event of a change in control, or may receive a series of no more than ten annual payments following termination.
•Deemed investments in TCF common stock selected by the NEOs generally cannot be changed during employment (except in certain change in control situations) and such investments are distributed in-kind upon termination of employment, either in a lump sum six months thereafter or in annual installments, as elected by the participant.

Material Information Regarding the Deferred Stock Plan

•There were no contributions to the Deferred Stock Plan in 2020. The accounts of the NEOs are deemed to be invested in shares of TCF common stock. Distributions are made in-kind in the form of TCF common stock. Distributions are made in accordance with the terms of the restricted stock agreements applicable to the shares that have been deferred into the Deferred Stock Plan. Shares of restricted stock contributed to the Deferred Stock Plan are not entitled to dividends until they vest. TCF has established a trust fund to hold assets for the payment of benefits as they come due.
•TCF’s cost of the Deferred Stock Plan in 2020 was $15,696 for recordkeeper and trustee expenses.
•At December 31, 2020, the total investment in TCF common stock under the Deferred Stock Plan was 30,486 shares valued at $1,128,592.

Employment, Separation and Release, and Consulting Agreements

Below is a summary of employment and other arrangements with our NEOs. Change in Control, Cause, and Good Reason for each individual are defined below. Other capitalized terms not defined below have the meaning assigned to them in such individual’s agreement. For more information on termination and other severance payment rights of each NEO, see “Potential Payments Upon Termination or Change in Control” herein.

David T. Provost Executive Employment Agreement

On December 13, 2020, we entered into an employment agreement with Mr. Provost for an initial two (2)–year period (extending for an additional two (2)–year period from the date of a Change in Control). Under Mr. Provost’s employment agreement, he is entitled to receive:

•an annual salary of at least $1.00, subject to annual review and adjustment;
•participation in annual bonus opportunity and equity programs starting in calendar year 2021, with a target bonus opportunity of $950,000;
•participation in long-term equity or equity-based incentive programs, with an annual aggregate grant date target value equal to at least $1.9 million;
•participation in the same benefit plans as apply to TCF’s senior executives generally on the same terms and conditions; and
•certain specified perquisites, including an auto allowance and payment of certain membership fees.
If Mr. Provost’s employment is terminated by TCF without Cause or by him for Good Reason (each a “qualifying termination”), not within six (6) months before or two (2) years after a Change in Control, subject to the execution of a release, Mr. Provost will be eligible to receive:

•the sum of (i) the greater of (a) $1.9 million and (b) two (2.0) times his then base salary, plus (ii) two (2.0) times the average of his bonuses under TCF’s annual incentive plan for each of the three (3) most recently completed calendar years of his employment with TCF (with each such bonus calculated at the higher of $1.5 million and actual bonus paid);
•twelve (12) months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000 that may be used for any purpose.
In addition, under his employment agreement, in the event Mr. Provost (i) is terminated by TCF without Cause, (ii) terminates his employment for Good Reason, (iii) dies, (iv) is terminated due to a Disability or (v) retires on one (1) year’s advance notice, all equity-based awards will be treated as follows: all unvested stock options will immediately vest, the restrictions on all time-vesting restricted stock will lapse, all TRSUs will immediately vest, and all PRSUs will be settled at one hundred percent (100%) of target.

Under his employment agreement, if Mr. Provost experiences a qualifying termination within two (2) years following a Change in Control, or within six (6) months before the date of a Change in Control, subject to the execution of a release, he will be entitled to change in control severance as follows:

•the sum of (i) the greater of (a) $2.85 million and (b) three (3.0) times his then base salary, plus (ii) three (3.0) times the average of his bonuses under TCF’s annual executive incentive plan for each of the three (3) most recently completed calendar years of his employment with TCF, payable in one lump sum cash payment (with each such bonus calculated at the higher of $1.5 million and actual bonus paid);
•twelve (12) months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000 that may be used for any purpose.

In addition, upon a qualifying termination within two (2) years following a Change in Control, any outstanding unvested stock options on the employment termination date will one hundred percent (100%) vest, any remaining unvested TRSUs will automatically one hundred percent (100%) vest, and any unvested PRSUs automatically will vest (converted at the greater of target and the level of achievement of actual performance) at one hundred percent (100%).

Under his employment agreement, Mr. Provost agreed to covenants of confidentiality, non-competition, non-solicitation and non-disparagement.

Craig R. Dahl Amended and Restated Employment and Separation and Release Agreements

Amended and Restated Employment Agreement

On November 6, 2019, we entered into an amended and restated employment agreement with Mr. Dahl, pursuant to which he was entitled to receive:

•an annual salary of at least $1,050,000, subject to annual review and increase;
•annual target bonus opportunity that is no less than 100% of base salary;
•annual equity-based award with a target value equal to 200% of base salary; and
•perquisites including but not limited to an auto allowance and payment of certain membership fees.
In addition, if Mr. Dahl’s employment was terminated by TCF without Cause or by Mr. Dahl for Good Reason, subject to Mr. Dahl’s execution and non-revocation of a release of claims, Mr. Dahl was eligible to receive:

•a lump sum equal to 2.5 times the sum of (i) his annual base salary and (ii) the average of his annual bonus for the three most recently completed fiscal years;
•any earned but unpaid annual bonus;
•the acceleration and vesting of all outstanding equity awards; and
•payment of monthly COBRA insurance premiums for up to twenty-four months.

Separation and Release Agreement

In connection with Mr. Dahl’s departure, TCF and Mr. Dahl entered into a separation and release agreement (the “Dahl separation agreement”) effective as of October 27, 2020, pursuant to which Mr. Dahl received (a) one lump sum payment of $11,213,931, less applicable withholding taxes, and (b) payments totaling $1,500,000, less applicable withholding taxes, payable in equal monthly installments on the first day of each month for a period of eighteen months, commencing on May 1, 2021. Mr. Dahl’s separation was a Termination without Cause, and any outstanding unvested equity awards vested automatically at one hundred percent (100%) in accordance with his employment agreement.

Mr. Dahl’s right to receive the benefits described in the Dahl separation agreement are in lieu of any other compensation and is conditioned upon his compliance with the non-competition and non-solicitation restrictions set forth in the Dahl separation agreement and employment agreement.

Brian W. Maass Employment Agreement

On December 13, 2020, we entered into an amended and restated employment agreement with Brian Maass, our Chief Financial Officer, that amended and restated his prior executive employment agreement with TCF, dated December 13, 2019, which will continue through December 13, 2022, and automatically renews for successive one-year periods unless either party provides the other party with notice of intention to terminate at least 30 days before an anniversary of the effective date. Under Mr. Maass’ employment agreement, he is entitled to receive:

•an annual salary of at least $575,000, subject to annual review and adjustment;
•annual cash incentive opportunity with a target value equal to 100% of base salary;
•an annual equity-based award with a target value equal to 150% of base salary;
•participation in the same benefit plans as apply to TCF salaried employees generally, and on the same terms and conditions; and
•certain specified perquisites, including an auto allowance and payment of certain membership fees.

If Mr. Maass’ employment is terminated by TCF without Cause or by him for Good Reason, each a qualifying termination, not within six months before or two years after a Change in Control, subject to his execution and non-revocation of a release of claims, Mr. Maass will be eligible to receive:

•1.5 times the sum of (i) his then current base salary and (ii) the average of his annual bonus for the three most recently completed calendar years, payable in equal installments over 78 weeks; provided, that, Mr. Maass will not be entitled to such severance payment if he experiences a qualifying termination within two years of the TCF/Chemical merger date;
•12 months of outplacement services through an external firm following termination; and
•A lump sum health care stipend of $10,000.
Upon a qualifying termination within six (6) months before or two (2) years following a Change in Control (not to include the TCF/Chemical merger), Mr. Maass will be eligible to receive:

•2.0 times the sum of (i) his then current base salary and (ii) the average of his annual bonus for the three most recently completed calendar years;
•12 months of outplacement services through an external firm following termination; and
•A lump sum health care stipend of $10,000.
Under his employment agreement, if Mr. Maass experiences a qualifying termination within two years following a Change in Control, or within six months before the date of a Change in Control, we will pay him the above-described severance payment in a lump sum cash payment; provided, that, the TCF/Chemical merger will not constitute a Change in Control. In addition, if he experiences a qualifying termination after the Change in Control, his outstanding equity awards will vest as described below, except that PRSUs will vest at the greater of target or actual performance.

Under Mr. Maass’ employment agreement, he is not entitled to any additional severance payments in the event of his termination due to death, Disability or Retirement with one year’s advance notice.

In addition, under his employment agreement, in the event he (a) is terminated by us without Cause, (b) terminates his employment for Good Reason, (c) dies, (d) is terminated due to a Disability, or (e) retires on one year’s advance notice, all equity-based awards will be treated as follows: all unvested stock options will immediately vest, the restrictions on all time-vesting restricted stock will lapse, all TRSUs will immediately vest and be convertible into shares of our common stock, and all PRSUs will be settled at 100% of target.

Dennis L. Klaeser Employment Agreement and Consulting Agreement

Employment and Letter Agreement

On July 1, 2018, we entered into an employment agreement with Mr. Klaeser, effective July 1, 2018, which was supplemented by his letter agreement dated December 13, 2019. The employment agreement, as supplemented by the letter agreement, continued through October 1, 2020, when he incurred a Termination without Cause and received Change in Control Severance Pay as defined in his employment agreement. Under Mr. Klaeser’s employment agreement, as supplemented, he was entitled to receive:

•an annual salary of $750,000, subject to annual review and adjustment;
•annual target bonus opportunity that is no less than 80% of base salary;
•annual equity-based award with a target value equal to 80% of base salary
•perquisites including but not limited to an auto allowance and payment of certain membership fees; and
•participation in the same benefits plans as apply to TCF senior executives generally, and on the same terms and conditions.

When Mr. Klaeser’s employment ended on October 1, 2020, he received the following Change in Control Severance Pay:

•a lump sum payment equal to two times the sum of (a) his then current Base Salary and (b) the average of his annual bonus for the three most recently completed calendar years;
•his pro rata bonus for 2020;
•the acceleration and vesting of all outstanding equity awards;

•12 months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000

Consulting Agreement

On August 5, 2020, we entered into a consulting agreement with Mr. Klaeser (the “Klaeser consulting agreement”). The Klaeser consulting agreement has a two (2)-year term that commenced on October 2, 2020, and provides that Mr. Klaeser will receive an annual fee equal to $215,000 as compensation for providing consulting services in connection with strategic matters for TCF. In addition, Mr. Klaeser is eligible to receive a success fee for each successful transaction for which Mr. Klaeser provides material support during the term of the Klaeser consulting agreement. Any success fee is calculated in accordance with the terms of the Klaeser consulting agreement. In connection with the Huntington merger, Mr. Klaeser will receive a success fee in satisfaction of the obligations under the Klaeser consulting agreement upon consummation of the Huntington merger, subject to certain conditions.

Gary Torgow Executive Employment Agreement

On December 13, 2020, we entered into an employment agreement with Mr. Torgow that supersedes his prior amended and restated retention agreement with TCF, dated March 10, 2020 (the “retention agreement”). Mr. Torgow’s employment agreement provides for an initial two (2)–year period (extending for an additional two (2)–year period from the date of a “Change in Control” (as defined in his employment agreement)). Under Mr. Torgow’s employment agreement, he is entitled to receive:

•an annual salary of $950,000, subject to annual review and increase;
•annual target bonus opportunity that is equal to 100% of base salary;
•annual equity-based award with a target value equal to 200% of base salary;
•participation in the same benefit plans as apply to TCF’s senior executives generally on the same terms and conditions; and
•certain specified perquisites, including an auto allowance and payment of certain membership fees.
If Mr. Torgow’s employment is terminated by TCF without “Cause” or by him for “Good Reason” (each as defined in his employment agreement, and each a “qualifying termination”), not within six (6) months before or two (2) years after a Change in Control, subject to the execution of a release, Mr. Torgow will be eligible to receive:

•the sum of (i) two (2.0) times his then base salary, plus (ii) two (2.0) times the average of his bonuses under TCF’s annual executive inventive plan for each of the three (3) most recently completed calendar years of his employment with TCF (with each such bonus calculated at the higher of $1.5 million and actual bonus paid), payable in one lump sum cash payment;
•twelve (12) months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000 that may be used for any purpose.
In addition, under his employment agreement, in the event Mr. Torgow (i) is terminated by TCF without Cause, (ii) terminates his employment for Good Reason, (iii) dies, (iv) is terminated due to a Disability or (v) retires on one (1) year’s advance notice, all equity-based awards will be treated as follows: all unvested stock options will immediately vest, the restrictions on all time-vesting restricted stock will lapse, all TRSUs will immediately vest, and all PRSUs will be settled at one hundred percent (100%) of target.

Under his employment agreement, if Mr. Torgow experiences a qualifying termination within two (2) years following a Change in Control, or within six (6) months before the date of a Change in Control, subject to the execution of a release, he will be entitled to change in control severance as follows:

•the sum of (i) three (3.0) times his then base salary, plus (ii) three (3.0) times the average of his bonuses under TCF’s annual executive inventive plan for each of the three (3) most recently completed calendar years of his employment with TCF (with each such bonus calculated at the higher of $1.5 million and actual bonus paid), payable in one lump sum cash payment;
•twelve (12) months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000 that may be used for any purpose.

In addition, upon a qualifying termination within two (2) years following a Change in Control, any outstanding unvested stock options on the employment termination date will one hundred percent (100%) vest, any remaining unvested TRSUs will automatically one hundred percent (100%) vest, and any unvested PRSUs automatically will vest (converted at the greater of target and the level of achievement of actual performance) at one hundred percent (100%).

Thomas C. Shafer Amended and Restated Employment Agreement

On December 13, 2020, we entered into an amended and restated employment agreement with Mr. Shafer that amended and restated his prior employment agreement with TCF, dated July 31, 2019. Mr. Shafer’s amended and restated employment agreement provides for an initial two (2)–year period, and automatically renews for successive one (1)- year periods unless either party provides the other party with notice of intention to terminate at least 30 days before an anniversary of the effective date, in which case the agreement will terminate at the end of the then-current term. Under Mr. Shafer’s employment agreement, he is entitled to receive:

•an annual salary of $950,000, subject to annual review and adjustment;
•annual target bonus opportunity that is no less than 100% of base salary;
•annual equity-based award with a target value equal to 200% of base salary;
•participation in the same benefit plans as apply to TCF’s senior executives generally on the same terms and conditions; and
•certain specified perquisites, including an auto allowance and payment of certain membership fees.
If Mr. Shafer’s employment is terminated by TCF without Cause or by him for Good Reason, each a qualifying termination, not within six months before or two years after a Change in Control, subject to his execution and non-revocation of a release of claims, Mr. Shafer will be eligible to receive:

•two times the sum of (a) his then current base salary and (b) the average of his annual bonus for the three most recently completed fiscal years (with each such bonus calculated at the higher of $1.5 million and actual bonus paid), payable in equal installments over 104 weeks; provided, that, Mr. Shafer will not be entitled to such severance payment if he experiences a qualifying termination within two years of the TCF/Chemical merger date;
•12 months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000.

In addition, under his employment agreement, in the event he (a) is terminated by us without Cause, (b) terminates his employment for Good Reason, (c) dies, (d) is terminated due to a Disability, or (e) his Retirement on one year’s advance notice, all equity-based awards will be treated as follows: all unvested stock options will immediately vest, the restrictions on all time-vesting restricted stock will lapse, all TRSUs will immediately vest and be convertible into shares of our common stock, and all PRSUs will be settled at 100% of target.

Upon a qualifying termination within six (6) months before or two (2) years following a Change in Control, Mr. Shafer will be eligible to receive:

•the sum of (i) three (3.0) times his then base salary, plus (ii) three (3.0) times the average of his bonuses under TCF’s annual executive inventive plan for each of the three (3) most recently completed calendar years of his employment with TCF (with each such bonus calculated at the higher of $1.5 million and actual bonus paid), payable in one lump sum cash payment;
•twelve (12) months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000 that may be used for any purpose.
In addition, upon a qualifying termination within two (2) years following a Change in Control, any outstanding unvested stock options on the employment termination date will one hundred percent (100%) vest, any remaining unvested TRSUs will automatically one hundred percent (100%) vest, and any unvested PRSUs automatically will vest (converted at the greater of target and the level of achievement of actual performance) at one hundred percent (100%).

Under Mr. Shafer’s employment agreement, he is not entitled to any additional severance payments in the event of his termination due to death, Disability or Retirement with one year’s advance notice.

Michael S. Jones Employment Agreement

On December 13, 2020, we entered into an amended and restated employment agreement with Michael Jones, our Senior Executive Vice President of TCF and President and Chief Operating Officer of TCF Bank, that amended and restated his prior executive employment agreement with TCF, dated August 1, 2019, which will continue through December 13, 2022, and automatically renews for successive one-year periods unless either party provides the other party with notice of intention to terminate at least 30 days before an anniversary of the effective date. Under Mr. Jones’ employment agreement, he is entitled to receive:

•an annual salary of at least $665,000, subject to annual review and adjustment;
•annual cash incentive opportunity and long-term incentive awards, at levels commensurate with his position; and
•participation in the same benefit plans as apply to TCF salaried employees generally, and on the same terms and conditions
If Mr. Jones’ employment is terminated by TCF without Cause or by him for Good Reason, each a qualifying termination, not within six months before or two years after a Change in Control, subject to his execution and non-revocation of a release of claims, Mr. Jones will be eligible to receive:

•1.5 times the sum of (i) his then current base salary and (ii) the average of his annual bonus for the three most recently completed calendar years, payable in equal installments over 78 weeks; provided, that, Mr. Jones will not be entitled to such severance payment if he experiences a qualifying termination within two years of the TCF/Chemical merger date;
•12 months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000.

Upon a qualifying termination within six (6) months before or two (2) years following a Change in Control, Mr. Jones will be eligible to receive:

•2.0 times the sum of (i) his then current base salary and (ii) the average of his annual bonus for the three most recently completed calendar years; provided, that, Mr. Jones will not be entitled to such severance payment if he experiences a qualifying termination within two years of the TCF/Chemical merger date;
•12 months of outplacement services through an external firm following termination; and
•a lump sum health care stipend of $10,000.

Under his employment agreement, if Mr. Jones experiences a qualifying termination within two years following a Change in Control, or within six months before the date of a Change in Control, we will pay him the above-described severance payment in a lump sum cash payment; provided, that, the TCF/Chemical merger will not constitute a Change in Control. In addition, if he experiences a qualifying termination after the Change in Control, his outstanding equity awards will vest as described below, except that PRSUs will vest at the greater of target or actual performance.

Under Mr. Jones’ employment agreement, he is not entitled to any additional severance payments in the event of his termination due to death, Disability or Retirement with one year’s advance notice.

In addition, under his employment agreement, in the event he (a) is terminated by us without Cause, (b) terminates his employment for Good Reason, (c) dies, (d) is terminated due to a Disability, or (e) his Retirement on one year’s advance notice, all equity-based awards will be treated as follows: all unvested stock options will immediately vest, the restrictions on all time-vesting restricted stock will lapse, all TRSUs will immediately vest and be convertible into shares of our common stock, and all PRSUs will be settled at 100% of target.

Definitions under Employment, Separation, and Consulting Agreements

Definitions of “Change in Control”

For purposes of the employment agreements with Messrs. Provost, Klaeser, Torgow, Shafer, Maass and Jones, a Change in Control is deemed to occur upon: (a) the acquisition by a party of 40% or more of the voting stock of TCF’s then-outstanding securities; (b) holders of TCF common stock approving a merger or acquisition that results in TCF’s voting stock representing less than 60% of the shares outstanding immediately prior to such merger or acquisition; (c) a majority of the members of TCF’s Board are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of appointment or election; or (d) the acquisition by a party of TCF’s assets that have a total gross fair market value equal to or exceeding forty percent (40%) of the total gross fair market value of TCF’s assets in a single transaction or within a 12-month period ending with the most recent acquisition.

For purposes of Mr. Dahl’s employment agreement, a Change in Control is deemed to occur upon: (a) the acquisition by a party of 40% or more of the voting stock of TCF’s then-outstanding securities; (b) a change in a majority of our Board over a two-year period (other than if such Directors were nominated by at least two-thirds of the Directors who were Directors at the beginning of the period, or whose nomination was so approved); or (c) holders of TCF common stock approving (i) a merger or acquisition that results in TCF’s voting stock representing less than 60% of the shares outstanding immediately prior to such merger or acquisition, (but, a change of control will not be deemed to have occurred if the merger, consolidation, sale or disposition of assets is not subsequently consummated), (ii) a plan of complete liquidation of TCF, or (iii) an agreement for the sale of all or substantially all of TCF’s assets.

Definitions of “Cause” and “Good Reason”

For purposes of the employment agreements with Messrs. Provost, Klaeser, Torgow, Shafer, Maass and Jones, “Cause” generally means: (a) removal by order of a regulatory agency having jurisdiction over TCF; (b) executive’s material breach of any provision in the employment agreement, which continues uncured after 20 days’ written notice from TCF; (c) executive’s failure or refusal to materially perform all lawful services required of executive by his employment position, which failure continues after 20 days’ written notice from TCF; (d) executive’s commission of fraud, embezzlement, theft, or a crime constituting moral turpitude, which, in the reasonable good-faith judgment of the Board, renders continued employment harmful to TCF; (e) executive’s misappropriation of TCF assets or property; or (f) executive’s conviction with respect to any felony or other crime which, in the reasonable good faith judgment of TCF’s Board, adversely affects TCF and its reputation.

For purposes of Mr. Dahl’s employment agreement, “Cause” generally includes: (a) the deliberate and continued failure to devote substantially all business time and best efforts to the performance of duties after 30 days’ written notice from the Board; (b) a deliberate and material violation of reasonable and lawful instructions of the Board; (c) gross misconduct; (d) conviction of a felony or any criminal charge involving moral turpitude and all appeals from such conviction have been exhausted; or (e) failure or refusal to comply with a reasonable and lawful policy, standard or regulation of TCF in any material respect, relating to sexual harassment, other unlawful harassment or workplace discrimination.

For purposes of Messrs. Provost’s, Torgow’s, and Shafer’s, employment agreements, “Good Reason” generally means: (a) any material reduction in executive’s aggregate compensation or benefits, without a corresponding reduction to the base salaries of other TCF executives if such were made prior to a Change in Control; (b) any material reduction in executive’s status, position or responsibilities, including service on the Board; (c) any requirement (without executive’s consent) that he be principally based at any office or location more than 60 miles from executive’s principal work location as of the effective date of the agreement or (d) any material breach of the agreement by TCF.

For purposes of Messrs. Klaeser’s, Maass’, and Jones’ employment agreements, “Good Reason” generally means: (a) any material reduction in executive’s base salary, as it may be adjusted, without a corresponding reduction to the base salaries of other TCF executives; (b) any material reduction in executive’s status, position or responsibilities, including service on the Board; (c) any requirement (without executive’s consent) that he be principally based at any office or location more than 60 miles from executive’s principal work location as of the effective date of the agreement; or (d) any material breach of the agreement by TCF.

For purposes of Mr. Dahl’s employment agreement, “Good Reason” generally means: (a) any material diminution in the scope of his authority and responsibility; (b) a material diminution in his base compensation, including bonus opportunity, benefits or perquisites; (c) a material change in geographic location at which he must perform the services; (d) requiring Mr. Dahl to report to a supervisor other than TCF’s Board; or (e) any other action or inaction that constitutes a material breach by TCF of the agreement. Additionally, under Mr. Dahl’s employment agreement, “Good Reason” also includes the failure of any acquirer of or successor to TCF to assume the obligations of TCF under Mr. Dahl’s employment agreement in connection with a change in control.

Potential Payments Upon Termination or Change in Control

Each of our employment agreements with Messrs. Provost, Torgow, Shafer, Maass, and Jones provide for certain severance payments upon termination of employment and upon a qualifying termination following a change in control of TCF, but not including our TCF/Chemical merger, each subject to the executive’s execution of a general release and waiver of claims against us or our affiliates.

Potential Post-Employment Payments Due to Our Named Executive Officers

The following table shows potential post-employment payments due to each NEO upon termination from TCF under various circumstances, including a change in control of the Company, assuming that those events occurred on December 31, 2020. For purposes of the table, a “Qualifying Termination upon a Change in Control” means the executive’s termination without Cause by us or executive’s termination of his employment for Good Reason, each within six months before or two years after a Change in Control. We report amounts in the table without any reduction for possible delay in the commencement or timing of payments. For Messrs. Dahl and Klaeser, the table below sets forth the actual payments and estimated benefits received in connection with Mr. Dahl’s departure from TCF on October 27, 2020 and Mr. Klaeser’s departure on October 1, 2020.

Acceleration of Vesting
Termination Scenario	Cash Payments(1) ($)	Benefits(2) ($)	Stock Options(3) ($)	TRSUs(4) ($)	PRSUs(5) ($)	Restricted Stock Awards ($)	Total ($)
David T. Provost
Termination For Cause or Retirement without Notice	—	—	—	—	—	—	—
Retirement with Notice(8)	—	—	—	—	—	—	—
Death or Disability	—	—	—	—	—	—	—
Without Cause	4,910,000	25,000	—	—	—	—	4,935,000
Good Reason	4,910,000	25,000	—	—	—	—	4,935,000
Qualifying Termination Upon a Change in Control	7,360,000	25,000	—	—	—	—	7,385,000
Craig R. Dahl
Termination For Cause or Retirement without Notice	—	—	—	—	—	—	—
Retirement with Notice	—	—	—	—	—	—	—
Death or Disability	—	—	—	—	—	—	—
Without Cause	11,213,931	—	—	2,593,905	2,185,595	564,293(6)	16,557,724
Good Reason	—	—	—	—	—	—	—
Qualifying Termination Upon a Change in Control	—	—	—	—	—	—	—

Brian W. Maass
Termination For Cause or Retirement without Notice	8,846	—	—	—	—	—	8,846
Retirement with Notice(7)	8,846	—	—	—	—	—	8,846
Death or Disability	8,846	—	—	1,467,917	1,278,338	376,012(6)	3,131,113
Without Cause	1,726,057	25,000	—	1,467,917	1,278,338	376,012(6)	4,873,324
Good Reason	1,726,057	25,000	—	1,467,917	1,278,338	376,012(6)	4,873,324
Qualifying Termination Upon a Change in Control	2,295,127	25,000	—	1,467,917	1,278,338	376,012(6)	5,442,394
Dennis L. Klaeser
Termination For Cause or Retirement without Notice	—	—	—	—	—	—	—
Retirement with Notice	—	—	—	—	—	—	—
Death or Disability	—	—	—	—	—	—	—
Without Cause	—	—	—	—	—	—	—
Good Reason	—	—	—	—	—	—	—
Qualifying Termination Upon a Change in Control	3,266,267	—	—	587,774	895,756	—	4,749,797
Gary Torgow
Termination For Cause or Retirement without Notice	14,615	—	—	—	—	—	14,615
Retirement with Notice(8)	14,615	—	—	3,375,134	3,999,455	—	7,389,204
Death or Disability	14,615	—	—	3,375,134	3,999,455	—	7,389,204
Without Cause	4,924,615	25,000	—	3,375,134	3,999,455	—	12,324,204
Good Reason	4,924,615	25,000	—	3,375,134	3,999,455	—	12,324,204
Qualifying Termination Upon a Change in Control	7,374,615	25,000	—	3,375,134	3,999,455	—	14,774,204
Thomas C. Shafer
Termination For Cause or Retirement without Notice	14,615	—	—	—	—	—	14,615
Retirement with Notice(8)	14,615	—	—	3,250,629	1,583,826	—	4,849,071
Death or Disability	14,615	—	—	3,250,629	1,583,826	—	4,849,071
Without Cause	4,924,615	25,000	—	3,250,629	1,583,826	—	9,784,071
Good Reason	4,924,615	25,000	—	3,250,629	1,583,826	—	9,784,071
Qualifying Termination Upon a Change in Control	7,374,615	25,000	—	3,250,629	1,583,826	—	12,234,071
Michael S. Jones
Termination For Cause or Retirement without Notice	10,231	—	—	—	—	—	10,231
Retirement with Notice(7)	10,231	—	—	—	—	—	10,231
Death or Disability	10,231	—	—	1,422,345	1,572,054	301,972(6)	3,306,602
Without Cause	2,133,577	25,000	—	1,422,345	1,572,054	301,972(6)	5,454,949
Good Reason	2,133,577	25,000	—	1,422,345	1,572,054	301,972(6)	5,454,949
Qualifying Termination Upon a Change in Control	2,838,026	25,000	—	1,422,345	1,572,054	301,972(6)	6,159,397
(1)Represents any unpaid salary plus cash payments pursuant to the executive employment agreements described above as follows:
•Mr. Provost: In the event of a termination without Cause or for Good Reason (unrelated to a qualifying termination upon a Change in Control), two times $1.9 million (the higher of $1.9 million and two times Mr. Provost’s base salary), plus two times $1.5 million (the higher of $1.5 million and the average of the last three actual bonuses paid), plus $10,000 health care stipend that may be used for any purpose. In the event of a qualifying termination upon a Change in Control, three times $2.85 million (the higher of $2.85 million and three times Mr. Provost’s base salary), plus three times $1.5 million, plus $10,000 health care stipend that may be used for any purpose.
•Mr. Dahl: represents $11,213,931 paid pursuant to his separation and release agreement.

•Messrs. Torgow, and Shafer: In the event of a termination without Cause or for Good Reason (unrelated to a qualifying termination upon a Change in Control), two times the executives’ base salary, plus two times $1.5 million (the higher of $1.5 million and the average of the last three actual bonuses paid), plus $10,000 health care stipend that may be used for any purpose. In the event of a qualifying termination upon a Change in Control, three times the executives’ base salary plus three times $1.5 million (the higher of $1.5 million and the average of the last three actual bonuses paid), plus $10,000 health care stipend that may be used for any purpose.
•Messrs. Maass and Jones: In the event of a termination without Cause or for Good Reason (unrelated to a qualifying termination upon a Change in Control), 1.5 times the executive’s base salary plus the average of the executive’s cash bonuses under our annual cash incentive plan for each of the most recent three complete calendar years (or such lesser number of completed calendar years that the executive has been employed by us), plus $10,000 health care stipend that may be used for any purpose. In the event of a qualifying termination upon a Change in Control, two times the executive’s base salary plus the average of the executive’s cash bonuses under our annual cash incentive plan for each of the most recent three complete calendar years (or such lesser number of completed calendar years that executive has been employed by us).
•Mr. Klaeser: represents Change in Control Severance paid pursuant to his employment agreement, as supplemented, consisting of two times the executive’s base salary plus the average of the executive’s cash bonuses under our annual cash incentive plan for each of the most recent three complete calendar years.
(2)Includes the value of executive-level outplacement services for a period not to exceed 12 months, estimated at $25,000.
(3)Mr. Shafer is the only named executive officer with unvested stock options; however, none were in-the-money at December 31, 2020.
(4)Amount represents the market value, including dividend equivalents and accrued cash dividends as applicable, of the full vesting of unvested TRSUs in accordance with each of the NEO’s employment agreements or separation agreements. The valuation of these awards is based on the closing price of our common stock as reported on Nasdaq of $37.02 per share on December 31, 2020.
(5)Amount represents the market value, excluding dividend equivalents, of unvested PRSUs that were granted in 2020 with vesting assumed to be target, and unvested PRSUs that were converted into earned PRSUs as of the TCF/Chemical merger date. The earned PRSUs granted to Messrs. Klaeser, Torgow and Shafer in 2018 and 2019, as applicable, were converted into earned PRSUs at rates equal to 112.5% and 100%, respectively, of the target number of shares on the TCF/Chemical merger date. The Legacy TCF PRSUs granted to Messrs. Dahl, Maass and Jones in 2018 and 2019 were converted into earned PRSUs at rates equal to 150% and 100%, respectively, of the target number of shares on the TCF/Chemical merger date. The market value of these awards is based on the closing price of our common stock as reported on Nasdaq of $37.02 per share on December 31, 2020.
(6)Amount represents the market value of unvested Legacy TCF restricted stock awards that were converted as of the TCF/Chemical merger date. The awards did not include dividend rights for unvested shares. The market value of these awards is based on the closing price of our common stock as reported on Nasdaq of $37.02 per share on December 31, 2020. Represents full vesting of the Legacy TCF restricted stock awards under the executive’s employment agreement or award agreement, as applicable.
(7)Under Messrs. Maass’ and Jones’ employment agreements, neither executive is eligible for Retirement with one year’s advance notice because neither are yet 55 years of age.
(8)Assumes one year’s advance notice. Pursuant to Messrs. Provost’s, Torgow’s and Shafer’s employment agreements, the executive is eligible for retirement with at least ten (10) years of service with TCF (including service with legacy banks if TCF recognizes such service in the executive’s original hire date) on or after reaching age fifty-five (55).

CEO Pay Ratio

The following pay ratio and supporting information compares the annual total compensation of our employees other than our CEO (including full-time, part-time, seasonal and temporary employees) and the combined total compensation of Messrs. Provost and Dahl for the time each served as our CEO during 2020, as required by regulations promulgated pursuant to Section 953(b) of the Dodd-Frank Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

Since two individuals served as our CEO during 2020, we combined the annual total compensation of each of Mr. Provost and Mr. Dahl (for the time each served as CEO) pursuant to Instruction 10 to Item 402(u) of Regulation S-K in order to arrive at the annual total combined compensation of $15,338,499. Mr. Dahl had annual total compensation of $15,338,498, which includes base salary, stock awards, perquisites and severance as shown in the Summary Compensation Table herein. Mr. Provost had annual total compensation as CEO of $1.00 which includes base salary only, since the bulk of Mr. Provost’s compensation and severance was paid prior to his assuming the role of CEO on October 28, 2020.

For 2020, the median of the annual total compensation of all employees of our company (other than our CEO) was $51,900. The median employee that was used for 2020 is the same employee that was identified for purposes of our 2019 disclosure since there has been no change in our employee population or employee compensation arrangements since that median employee was identified that we believe would significantly impact our pay ratio disclosure.

Based on this information, the ratio of the total compensation of our CEO to the median of the annual total compensation of all other employees was 296 to 1.

To determine the pay ratio, we took the following steps:

We determined that as of December 31, 2019, the determination date, our employee population consisted of approximately 8,022 individuals, primarily located in the United States, but including our Canadian employees. This population consists of full-time, part-time, temporary and seasonal employees of TCF and each of its direct and indirect subsidiaries. However, it does not include independent contractors who were employed by and had their compensation determined by unaffiliated third parties. To identify the “median employee” from our employee population, we compared the wages of our employees as reflected in our payroll records and reported in Box 5, Medicare Wages, to the Internal Revenue Service on Form W-2 for 2019. Because we offer a variety of compensation arrangements to our employees, including base salary, bonus, commissions and other incentive arrangements, we believe this was the most appropriate and comprehensive methodology for capturing the many different compensation arrangements we offer. We identified our median employee using this compensation measure, which was consistently applied to all of our employees included in the calculation.

We annualized the compensation of employees that we hired in 2019, who were not employed for the full year (including the employees we assumed in connection with our Merger), by dividing their 2019 W-2 Box 5, Medicare Wages, by (a) the number of regular hours they worked in 2019, plus (b) the number of overtime hours they worked in 2019 times 1.5, and then multiplied the result by their full-time or part-time standard annual hours. We annualized compensation for part-time employees without making a full-time equivalent adjustment for part-time employees. Amounts paid in Canadian dollars were converted to U.S. dollars using the 2019 12-month average exchange rate. We used first quarter wages to annualize the compensation for three Legacy TCF employees that were on leave after the TCF/Chemical merger date.

Once we identified our median employee, we calculated such employee’s annual total compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $51,900.

To calculate Mr. Dahl’s compensation as part-year CEO, we calculated the sum of Mr. Dahl’s: (i) base salary, (ii) stock awards granted in 2020, (iii) any actual change in pension value for 2020, and (iv) all other compensation reportable pursuant to Item 402(c)(2)(ix) paid to Mr. Dahl. To calculate Mr. Provost’s compensation as part-year CEO, we calculated the base salary he received as CEO beginning on October 28, 2020 (other compensation paid to Mr. Provost was paid prior to his appointment as CEO).

Due to the departure of Mr. Dahl on October 27, 2020, we do not anticipate similar severance amounts paid to Mr. Dahl to be included in annual total compensation paid to our CEO in future years. To illustrate what we believe would be the truest reflection of our CEO total compensation for 2020 and the ratio of that compensation to that of our median employee, we created an adjusted CEO compensation total using Mr. Dahl’s: (i) base salary annualized for 2020, (ii) stock awards granted in 2020, (iii) any actual change in pension value for 2020, (iv) all other compensation reportable pursuant to Item 402(c)(2)(ix) paid to Mr. Dahl (excluding any severance payments), and (v) his annual incentive plan award calculated at 90% of target which is consistent with the payments made to our NEOs except for Mr. Torgow. This calculation resulted in annual total compensation of $5,201,753. Using this calculation, the ratio of the total compensation of our CEO to the median of the annual total compensation of all other employees would be 100 to 1.

Director Compensation
TCF’s compensation of non-employee Directors in 2020, including cash and other non-cash compensation, is shown in the following table. Upon his departure from employment in May, Mr. Provost was granted a non-employee director stock award and received cash compensation for the time he served as a non-employee director prior to being named CEO on October 28, 2020. These amounts for Mr. Provost are included in the Summary Compensation Table. Mr. Torgow and Mr. Shafer are executive officers of TCF and do not receive any compensation for their service as Director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Peter Bell	100,000	100,013	13,750	213,763
Karen L. Grandstrand	100,000	100,013	17,000	217,013
Richard H. King	100,000	100,013	15,000	215,013
Ronald A. Klein	100,000	100,013	20,000	220,013
Barbara J. Mahone	100,000	100,013	—	200,013
Barbara L. McQuade	100,000	100,013	11,000	211,013
Vance K. Opperman	100,000	100,013	—	200,013
Roger J. Sit	100,000	100,013	10,000	210,013
Julie H. Sullivan	100,000	100,013	16,000	216,013
Jeffrey L. Tate	100,000	100,013	20,000	220,013
Arthur A. Weiss	100,000	100,013	—	200,013
Franklin C. Wheatlake	100,000	100,013	20,000	220,013
Theresa M.H. Wise	100,000	100,013	—	200,013
(1)Represents the aggregate dollar amount of all fees earned or paid in cash for services as a Director, including any fees voluntarily deferred.
(2)Represents the grant date fair value computed in accordance with ASC 718. The amounts reported represent the annual equity retainer grants made to each Director on May 6, 2020. Dividends are accrued in cash at the rate paid to shareholders of TCF common stock, to be paid upon vesting on May 6, 2021.
(3)Includes matching charitable gift contributions by the TCF Foundation on behalf of Directors. The material terms regarding the matching charitable gift program are described below under “Material Information Regarding Directors’ Compensation.” The amounts for Messrs. Bell, King, Klein, Sit, Tate, Wheatlake, and Mses. Grandstrand, McQuade, and Dr. Sullivan reflect $13,750, $15,000, $20,000, $10,000, $20,000, $20,000, $17,000, $11,000, and $16,000 in contributions, respectively, made in 2020 that were matched by the TCF Foundation in 2020.

Material Information Regarding Directors’ Compensation

The following terms represent the structure of our Director compensation program:

Name	Effective August 1, 2019
Annual Cash Retainer	$100,000
Annual Equity Retainer	$100,000
•Employee Directors (Messrs. Provost, Torgow and Shafer) are not compensated for service as Directors.
•Effective January 1, 2020, TCF offers the TCF Matching Gift Program to supplement donations made by non-employee Directors to charitable organizations of their choice up to a maximum of $20,000 annually.
•Non-employee Directors may defer fees and stock grants under the TCF Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”) until the end of their Board service.

•Stock Ownership Guidelines:
–Non-employee Directors are required to own shares of TCF common stock worth an amount equal to five times their cumulative cash and equity retainers.
–All shares of TCF common stock owned directly or indirectly by a Director will be considered in determining whether the Stock Ownership Guidelines have been met. Stock options will not be counted toward the Stock Ownership Guidelines.
–Directors have until the fifth anniversary of their appointment to the Board to reach the applicable target ownership level.
•Indemnification rights are provided to Directors under TCF’s Articles of Incorporation and Bylaws, to the fullest extent permitted under the Michigan Business Corporation Act, and through Directors and Officers Insurance maintained by TCF.
•TCF reimburses Directors for travel and other expenses to attend Board meetings or attend to other Board business as a business expense.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plans Approved by Shareholders

The following table provides information as of December 31, 2020 regarding TCF’s equity compensation plans, which consist of the Chemical Financial Corporation Stock Incentive Plan of 2019 (the “2019 Stock Plan”), Chemical Financial Corporation Stock Incentive Plan of 2017 (the “2017 Stock Plan”), the Chemical Financial Corporation Stock Incentive Plan of 2015 (the “2015 Stock Plan”), the Chemical Financial Corporation Stock Incentive Plan of 2012 (the “2012 Stock Plan”), and the Chemical Financial Corporation Stock Incentive Plan of 2006 (the “2006 Stock Plan”), each of which was approved by TCF’s shareholders, as well as the Amended and Restated Legacy TCF Financial 2015 Omnibus Incentive Plan (the “Legacy TCF Omnibus Plan”), which was approved by Legacy TCF’s shareholders and assumed by us in the Merger:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	429,627	$35.16	1,002,931	(2)
Equity compensation plans not approved by security holders(3)	—	—	1,358,516	(4)
TOTAL	429,627	$35.16	2,361,447

(1)Plans approved by security holders include the 2019 Stock Plan, 2017 Stock Plan, the 2015 Stock Plan, the 2012 Stock Plan, and the 2006 Stock Plan.
(2)Represents shares available for issuance under the 2019 Stock Plan.
(3)Represents shares reserved for issuance under the Legacy TCF Omnibus Plan, which share reserve we assumed in the TCF/Chemical merger. The Legacy TCF Omnibus Plan was approved by Legacy TCF shareholders before the TCF/Chemical merger.
(4)Represents shares available for issuance under the Legacy TCF Omnibus Plan to employees who (a) were employees of Legacy TCF before the closing of the Merger or (b) are hired by TCF or any of its subsidiaries after the closing of the Merger. The Legacy TCF Omnibus Plan authorizes the grant of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, performance-based restricted stock, and performance-based restricted stock units.

In addition, at December 31, 2020, we also had 27,731 shares issuable upon exercise of outstanding options, warrants and rights under plans assumed by us in various other merger transactions, with a weighted average exercise price of outstanding options, warrants and rights of $14.63 per share. No further grants will be made under these assumed plans. These assumed plans consisted of the Talmer Bancorp, Inc. 2009 Equity Incentive Plan (“TLMR Equity Incentive Plan”), the Lake Michigan Financial Corporation Stock Incentive Plan of 2003 and the Lake Michigan Financial Corporation Stock Incentive Plan of 2012 (collectively referred to as the “LMFC Stock Incentive Plans”). The TLMR Equity Incentive Plan granted non-statutory stock options that were awarded at the fair value of Talmer Bancorp, Inc. common stock on the date of grant. Effective as of our merger with Talmer Bancorp, Inc. on August 31, 2016, each option outstanding under the TLMR Equity Incentive Plan ceased to represent a stock option for TLMR common stock and was converted into a stock option for common stock of TCF. The LMFC Stock Incentive Plans granted non-statutory stock options that were awarded at the fair value of Lake Michigan Financial Corporation common stock on the date of grant. Effective as of our acquisition of Lake Michigan Financial Corporation on May 31, 2015, each option outstanding under the LMFC Stock Incentive Plans ceased to represent a stock option for LMFC common stock and was converted into a stock option for common stock of TCF. Payment for the exercise of an option at the time of exercise may be made in the form of shares of TCF’s common stock having a market value equal to the exercise price of the option at the time of exercise, or in cash. There are no further stock options or other awards available for grant under the TLMR Equity Incentive Plan or the LMFC Stock Incentive Plans. As of December 31, 2020, there were 17,102 options to purchase TCF’s common stock under the TLMR Equity Incentive Plan with a weighted average exercise price of $14.32 per share and 10,629 options to purchase TCF’s common stock outstanding under the LMFC Stock Incentive Plans with a weighted average exercise price of $15.13 per share.

Ownership of TCF Stock

TCF Stock Ownership of Directors and Executive Officers

COMMON STOCK

The following table shows ownership as of March 31, 2021, of TCF common stock by those indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class(3)
Directors who are not NEOs:
Peter Bell	36,425	*
Karen L. Grandstrand	50,864	*
Richard H. King	22,999	*
Ronald A. Klein	29,670	*
Barbara J. Mahone	31,607	*
Barbara L. McQuade	17,852	*
Vance K. Opperman	90,266	*
Roger J. Sit	135,434	*
Julie H. Sullivan	11,615	*
Jeffrey L. Tate	20,362	*
Arthur A. Weiss	43,153	*
Franklin C. Wheatlake	101,114	*
Theresa M. H. Wise	13,989	*
NEOs:
David T. Provost	177,865	*
Craig R. Dahl(4)	458,688	*
Brian W. Maass	23,143	*
Dennis A. Klaeser(4)	85,319	*
Gary Torgow	147,904	*
Thomas C. Shafer	77,956	*
Michael S. Jones	95,872	*
All Directors and Executive Officers combined (32 persons)	2,093,084	1.37%

* Represents 1.0% or less of the outstanding TCF common stock.

(1)All shares are directly owned and the person indicated has sole voting and dispositive power, except as indicated in this footnote and footnote (2) below. Includes shares beneficially owned by affiliated trusts or family members who share the person’s household, with respect to which shares the indicated person disclaims any beneficial ownership, as follows: Mr. Bell, 16,925 shares; Mr. Klein, 18,976 shares; Mr. Sit, 45,505 shares; Mr. Wheatlake, 3,799 shares; Mr. Provost, 283 shares; Mr. Torgow, 1,339 shares; Mr. Jones, 65,754 shares; and all Directors and Executive Officers combined, 153,469 shares. Includes the following shares indirectly owned through related entities: Mr. Sit, 50,810 shares; Mr. Wheatlake, 79,495 shares; and all Directors and Executive Officers, 130,305 shares. Mr. Sit and Mr. Wheatlake disclaim any beneficial ownership in the shares owned by a related entity. Includes stock options exercisable within 60 days, as follows: Mr. Shafer, 10,540 shares; and all Directors and Executive Officers combined, 13,223 shares.
(2)Includes whole shares of TCF common stock allocated to accounts in the 401(k) Plan for which certain NEOs have shared voting power as follows: Mr. Dahl (as of October 30, 2020), 18,205 shares; Mr. Jones, 14,291 shares; Mr. Maass, 5,529 shares; and all Executive Officers combined, 101,850 shares. Also includes whole shares of TCF common stock in the trust for the Supplemental Plan for which certain NEOs do not have voting power, as follows: Mr. Dahl (as of October 30, 2020), 66,204 shares; Mr. Jones, 13,081 shares; Mr. Maass, 9,119 shares; and all Legacy TCF Executive Officers combined, 172,645 shares. Also includes whole shares of TCF common stock (all of which have vested) in the trust for the TCF Employees Omnibus Deferred Stock Compensation Plan for which the NEOs do not have voting power, as follows: Mr. Dahl, 25,405 shares; and all Legacy TCF Executive Officers combined, 30,486 shares. Also includes whole shares of TCF common stock (vested and unvested) in the trust for the Directors Deferred Compensation Plan for which the holder does not have voting power, as follows: Mr. Bell, 6,338 shares; Ms. Grandstrand, 50,864 shares; Mr. King, 22,791 shares; Mr. Klein, 5,969 shares; Ms. Mahone, 8,974 shares; Ms. McQuade, 10,296 shares; Mr. Opperman, 64,978 shares; Mr. Sit, 32,447 shares; Dr. Sullivan, 11,615 shares; Mr. Tate, 10,296 shares; Mr. Weiss, 10,296 shares; Mr. Wheatlake, 5,969 shares; Dr. Wise, 13,989 shares; and all TCF Directors combined, 254,822 shares.
(3)As of March 31, 2021, there were 152,696,133 shares of TCF common stock outstanding. The percentage for each Director and Executive Officer has been calculated by treating as outstanding the shares which could be purchased upon the exercise of outstanding options by such Director or Executive Officer within 60 days after March 31, 2021.
(4)Amounts for Messrs. Dahl and Klaeser are as of October 27, 2020 and October 1, 2020 when each of their employment with TCF terminated, respectively.

PREFERRED STOCK

None of our directors or executive officers own any of our depositary shares, each representing a 1/1000th interest in a share of our 5.70% Series C Non-Cumulative Perpetual Preferred Stock.

TCF Common Stock Ownership of Certain Beneficial Owners

The following table shows ownership as of December 31, 2020 of each person known by us to beneficially own more than five percent of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of TCF Common Stock	Percent of Class(3)
BlackRock, Inc.(1)	15,359,069	10.1%
The Vanguard Group(2)	13,926,004	9.13%

(1)The information that follows is based upon the Schedule 13G/A filed with the SEC on behalf of BlackRock, Inc. on February 5, 2021. Information is as of December 31, 2020. Beneficial ownership of shares by BlackRock, Inc. is in the following manner: sole voting power, 14,815,548 shares; shared voting power, 0 shares; sole dispositive power, 15,359,069 shares; and shared dispositive power, 0 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(2)The information that follows is based upon the Schedule 13G/A filed with the SEC on behalf of The Vanguard Group on February 10, 2021. Information is as of December 31, 2020. Beneficial ownership of shares by The Vanguard Group is in the following manner: sole voting power, 0 shares; shared voting power, 98,438 shares; sole dispositive power, 13,705,904 shares; and shared dispositive power, 220,100 shares. The address of The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.
(3)As of December 31, 2020, there were 152,565,504 shares of TCF common stock outstanding.

Item 13 Certain Relationships and Related Transactions, and Director Independence

Director Independence and Related Person Transactions

How Does the Board Determine Which Directors are Independent?

Nasdaq listing rules require a majority of our Directors and each member of our Audit, Compensation, and Nominating Committees to be independent. Our Board has adopted Categorical Director Independence Standards to help fulfill its obligations under Nasdaq rules to determine whether any Director has a relationship that would interfere with the exercise of the Director’s independent judgment in carrying out the responsibilities of a director, which we refer to as a “material relationship.” The categorical standards provide that a Director shall be deemed not to have a material relationship with the Company if the Director satisfies each of the Director Independence Standards listed below (the term “Family Member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home):

•No Material Employment with the Company. The Director is not, and has not within the past three years been, a team member of TCF, and no Family Member of the Director is, or within the past three years has been, an executive officer of TCF.
•No Material Direct Compensation from the Company. Neither the Director nor a Family Member of the Director has received more than $120,000 of compensation during any twelve-month period within the three years preceding the determination of independence. In calculating such compensation, the following is excluded: (a) compensation for Board or Board Committee service; (b) compensation paid to a Family Member who is an employee of TCF (other than an Executive Officer); and (c) benefits under a tax-qualified retirement plan or non-discretionary compensation.
•No Material Relationship Involving TCF in Business Dealings with TCF. Neither the director nor a Family Member is a partner in, or a controlling equity holder (as defined below), or an executive officer of, any organization to which the Company has made, or from which the Company has received, payments for property or services in the current or any of the past three fiscal years that exceeds the lesser of $120,000 or 1% of the other company’s consolidated gross revenues for that year, other than the following: (a) payments arising solely from investments in the company’s securities; or (b) payments under non-discretionary charitable contribution matching programs.
•No Material Relationship Involving Tax-Exempt or Other Charitable Organizations to which TCF Contributes. Neither the Director nor a Family Member of the Director is currently an executive officer or director of a tax-exempt or other charitable entity to which TCF has made contributions in the current fiscal year or any of the past three fiscal years representing more than the lesser of $200,000 or 5% of such organization’s annual consolidated gross revenues.
•No Material Affiliation with Our Auditor. (a) The Director is not a current partner of a firm that is TCF’s outside auditor; (b) the Director has no Family Member who is a current partner of a firm that is TCF’s outside auditor; and (c) neither the Director nor a Family Member of the Director was, within the last three years, a partner or employee of a firm that is TCF’s outside auditor and personally worked on TCF’s audit within that time.

What Transactions Were Considered Non-Material?

During 2018 through 2020, TCF was a party to relationships with certain Directors, their related companies, or immediate family members, each of which was determined by the Board not to be material for purposes of Director independence for each Director who served during 2020 and for each Nominee.

Commercial Loans, Consumer Loans, and Retail Banking Accounts

Each of the following transactions and relationships was reviewed by the Board and was determined to not constitute a material relationship for purposes of Director independence:

•The following independent Directors have, or had during 2018 through 2020, retail deposit accounts or consumer or commercial loans with TCF, all of which are on ordinary terms and conditions: King, Klein, Mahone, McQuade, Sit, Tate, Weiss, Wheatlake and Wise.

All commercial loans and leases, and all home mortgages and consumer loans, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to TCF and do not involve more than the normal risk of collectability, nor do they present other unfavorable features. All such loans and leases have been approved by the Board when required by Regulation O.

Related Person Transactions Involving Independent Directors

Mr. King was an executive officer of Thomson Reuters until his retirement in 2021. During 2020, TCF made payments to Thomson Reuters and its related entities in the ordinary course of business totaling $1,568,329 under standard terms and conditions. Many of these payments are related to products and services first acquired before Mr. King joined the Board. Thomson Reuters’ total revenue for the year ended December 31, 2020 was $6 billion. Mr. King’s only interest in these transactions was as an officer of Thomson Reuters. The Board considered these payments in light of the annual revenue of Thomson Reuters and Mr. King’s status as an officer of Thomson Reuters, and affirmatively determined (with Mr. King abstaining) that the payments were on ordinary market terms and would not impair the independent judgment of Mr. King, and therefore determined that Mr. King was independent.

Other Business Relationships Involving Independent Directors

Each of the following additional transactions and business relationships was reviewed and was determined by the Board to be not material, either individually or in the aggregate, for purposes of Director independence:

•Mr. Opperman sits on the board of Thomson Reuters. As discussed above, TCF made payments to Thomson Reuters totaling $1,568,329 for 2020 in the ordinary course of business. The Board considered these payments in light of the annual revenue of Thomson Reuters and Mr. Opperman’s status as a director of Thomson Reuters, and affirmatively determined (with Mr. Opperman abstaining) that the payments were on ordinary market terms and would not impair the independent judgment of Mr. Opperman; and
•The Board has also reviewed Director ownership of shares of common stock and preferred stock of TCF and affirmatively determined that such ownership does not constitute a material relationship between any of those Directors and TCF for purposes of Director independence because no such Director owns 10% or more of any voting class of outstanding TCF securities.

Which Directors are Independent?

Our Board, in coordination with our Nominating Committee, evaluated the relevant relationships between each Director (and his or her immediate family members and affiliates) and TCF and our subsidiaries and affirmatively determined that all of our Directors/Director nominees are independent, except for Messrs. Provost, Torgow, and Shafer due to their employment with TCF. Specifically, the following 13 of our 16 Directors/Director nominees are independent under Nasdaq listing rules and our categorical standards: Directors Bell, Grandstrand, King, Klein, Mahone, McQuade, Opperman, Sit, Sullivan, Tate, Weiss, Wheatlake, and Wise. All members of the Audit, BSA and Compliance, Compensation, Nominating, Finance, Risk, and Technology Committees and the Risk Management Subcommittee are independent under all applicable rules.

In addition, Mr. Dahl resigned from the Board on October 27, 2020. Mr. Dahl was Chief Executive Officer of TCF prior to his resignation from the Board and was not considered an independent director under Nasdaq listing rules. To fill the vacancy, Mr. Shafer was elected to the Board to serve as Director and Executive Vice Chairman on October 28, 2020. Mr. Shafer was also appointed Chief Executive Officer of TCF Bank on October 28, 2020 and is not considered an independent director under Nasdaq listing rules.

Related Person Transactions

During 2020, TCF engaged in transactions in the ordinary course of business with some of its Directors and executive officers, and entities with which they are associated. As noted above under “What Transactions Were Considered Non-Material?”, all such transactions except as discussed below were made in the ordinary course of business and all loans and leases with Directors, executive officers, and their related entities were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others not related to TCF and did not involve more than the normal risk of collectability or present other unfavorable features.

On May 31, 2019, Legacy Chemical Bank and GPC Adams LLC (“GPC Adams”, successor to 28 Associates LLC), a Michigan limited liability company, entered into a lease agreement for the development and lease of a new headquarters building for Chemical Bank (now TCF Bank) in Detroit. GPC Adams is 50% owned by the five adult children of TCF’s Chair, Gary Torgow, through their ownership of a member of GPC Adams, Park Elizabeth Associates LLC. The members of Park Elizabeth Associates are Elie Torgow, Yoni Torgow, Rachel H. Torgow Krakauer, Moshe Torgow, and Jacob Torgow. Mr. Torgow recused himself from all Board deliberations related to this agreement, and none of these adult children are directors, officers or employees of TCF or TCF Bank. The Audit Committee of the Board (of which Mr. Torgow is not a member) also approved this lease agreement. Elie Torgow is also the manager of GPC Adams. The approximate aggregate value of the interest of Mr. Torgow’s children in the development and lease transaction is equal to approximately 50% of the amounts payable to GPC Adams thereunder. The lease agreement provides for a triple net lease by TCF Bank of a proposed office building at the initial rate of $35 per rentable square foot for office space, or approximately $6,977,950 annually, and $50 per rentable square foot for retail space, or approximately $190,050 annually, with two percent annual increases during the initial term. The lease will have a term of 22.5 years and a rent commencement date of January 1, 2022. TCF Bank has four renewal options of 84 months for each renewal option. The leased property will be approximately 421,481 square feet of gross area comprised of (a) a 203,171 square-foot building containing approximately (i) 199,370 square feet of rentable office space and (ii) 3,801 rentable square feet of 1st floor retail space, and (b) a parking garage and related parking facilities, including without limitation, 311 parking spaces. The four renewal terms will be at 95% fair market rental, with two percent annual increases, provided the base rent during each renewal term shall not be less than the immediately preceding lease year before commencement of each renewal term. GPC Adams, which owns the property, will remediate and improve the property and build the office building. TCF Bank will lease the 311 parking spaces within the premises at an estimated monthly cost of $300 per spot, or $1,119,600 annually, provided that up to 60 parking spaces may be subleased back by GPC Adams for the same amount. TCF Bank will also retain all parking rental income realized at the property from event parking rental services.

Thomas E. Shafer, the son of our Executive Vice Chairman, was employed by us in 2020 in a non-executive officer position and received total compensation of approximately $120,000 in 2020. His compensation was established by TCF in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities and holding similar positions and without the involvement of our Executive Vice Chairman.

Related Person Transaction Approval Process

By written policy and regulation, loans to Directors, executive officers or their immediate family members are submitted for review to the Board of Directors of TCF Bank as and to the extent required by Regulation O. Transactions with Directors, executive officers or their immediate family members that present a possible conflict of interest under the Code of Ethics are reviewed by the General Counsel and submitted to the Board where appropriate or required under the Code of Ethics. In addition, the Audit Committee reviews and approves any related person transaction (as defined in Item 404 of Regulation S-K) between TCF and Directors, Director nominees, executive officers and their immediate family members or related companies.

The Board and the respective Committees are responsible for reviewing and evaluating any transactions submitted to them and, where appropriate or otherwise required under applicable regulations, for approving, denying, ratifying, or terminating such transactions. The Board, or a Committee of the Board, evaluates these transactions and specifically determines whether or not they serve the best interest of TCF and its shareholders, whether they present a conflict of interest for the affected person, and whether the relationship should be continued or eliminated. Any such action is reflected in the minutes of the Board or the respective Committee.

Item 14 Principal Accounting Fees and Services

Fees paid to KPMG for the years ended December 31, 2019 and 2020 are as follows:

	2019	2020
Audit Fees(1)	$5,461,093(2)	$5,373,000
Audit-Related Fees(3)	504,600(4)	167,500
Tax Fees(5)	1,429,652(6)	529,493
All Other Fees	—	—
TOTAL	$7,395,345	$6,069,993

(1)Amounts include fees for annual audit, quarterly reviews, separate opinions, consents and comfort letters.
(2)Amount includes fees paid by Legacy Chemical through the TCF/Chemical merger date, and then by TCF as a combined enterprise. For the period from January 1, 2019 through the Merger Date, Legacy TCF paid $1,152,678 in fees to KPMG for audit fees.
(3)Audit-Related Fees in 2019 and 2020 are related to employee benefit plan audits, servicing reports, agreed-upon procedures, and other audit-related work.
(4)Amount includes fees paid by Legacy Chemical through the TCF/Chemical merger date, and then by TCF as a combined enterprise. For the period from January 1, 2019 through the Merger Date, Legacy TCF paid $41,250 in fees to KPMG for audit-related fees.
(5)Tax Fees are primarily related to tax consulting and acquisition-related tax matters and also includes tax compliance services.
(6)Amount includes fees paid by Legacy Chemical through the TCF/Chemical merger date, and then by TCF as a combined enterprise. For the period from January 1, 2019 through the TCF/Chemical merger date, Legacy TCF paid $257,500 in fees to KPMG for tax fees.

The Audit Committee has considered all fees for non-audit services to be compatible with maintaining the registered public accountants’ independence.

Pre-approval Process

The Audit Committee has a Pre-Approval Policy to pre-approve the audit and non-audit services performed by our independent registered public accounting firm. All services provided by the independent registered public accounting firm are either within general pre-approved limits or specifically approved by the Audit Committee. Subject to certain limitations, the authority to grant pre-approvals may be delegated to one or more members of the Audit Committee.

In the event that approval is required prior to a regularly scheduled Audit Committee meeting, the Audit Committee Chair is authorized to pre-approve audit and non-audit services, provided the aggregate fees for the services approved by the Chair since the prior Committee approvals shall not exceed $500,000. Any services pre-approved by the Chair will be reported to and considered by the full Audit Committee at its next scheduled meeting. During 2020, all services provided by KPMG (including all of the services related to the fees described in the foregoing table) were pre-approved by the Audit Committee or by the Audit Committee Chair.

Each member of the Audit Committee is independent, as independence is defined in Section 5605(a)(2) of the Nasdaq listing rules.

Item 15    Exhibits

Exhibit Number	Description
31.3#	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4#	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
# Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TCF FINANCIAL CORPORATION

/s/ David T. Provost
David T. Provost,
Chief Executive Officer
(Principal Executive Officer)

Dated: April 23, 2021