Form 10-Q
period 2021-03-31
TCF FINANCIAL CORP
filed 2021-05-07
CIK 19612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2021
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
Yes ☐                                                 No ☑

As of April 30, 2021, there were 152,648,603 shares outstanding of the registrant's common stock, par value $1 per share, its only outstanding class of common stock.

Part I - Financial Information

Item 1. Financial Statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)	At March 31, 2021	At December 31, 2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$585,663	$531,918
Interest-bearing deposits with other banks	463,641	728,677
Total cash and cash equivalents	1,049,304	1,260,595
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	358,414	320,436
Investment securities:
Available-for-sale, at fair value (amortized cost of $8,396,973 and $8,041,173)	8,403,788	8,284,723
Held-to-maturity, at amortized cost (fair value of $212,411 and $193,554)	209,778	184,359
Total investment securities	8,613,566	8,469,082
Loans and leases held-for-sale (includes $107,417 and $221,784 at fair value)	107,649	222,028
Loans and leases	36,221,019	34,466,408
Allowance for loan and lease losses	(504,645)	(525,868)
Loans and leases, net	35,716,374	33,940,540
Premises and equipment, net	455,032	470,131
Goodwill	1,379,890	1,313,046
Other intangible assets, net	149,438	146,377
Loan servicing rights	44,151	38,303
Other assets	1,585,733	1,621,949
Total assets	$49,459,551	$47,802,487
LIABILITIES AND EQUITY
Liabilities
Deposits:
Noninterest-bearing	$12,394,753	$11,036,086
Interest-bearing	27,392,061	27,820,233
Total deposits	39,786,814	38,856,319
Short-term borrowings	1,426,083	617,363
Long-term borrowings	1,518,816	1,374,732
Other liabilities	1,136,067	1,264,776
Total liabilities	43,867,780	42,113,190
Equity
Preferred stock, no par value, 2,000,000 shares authorized; 7,000 shares issued	169,302	169,302
Common stock, $1.00 par value, 220,000,000 shares authorized
Issued - 152,696,133 shares at March 31, 2021 and 152,565,504 shares at December 31, 2020	152,696	152,566
Additional paid-in capital	3,466,655	3,457,802
Retained earnings	1,802,340	1,735,201
Accumulated other comprehensive income	2,654	182,673
Other	(29,813)	(26,731)
Total TCF Financial Corporation shareholders' equity	5,563,834	5,670,813
Non-controlling interest	27,937	18,484
Total equity	5,591,771	5,689,297
Total liabilities and equity	$49,459,551	$47,802,487

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Interest income
Interest and fees on loans and leases	$360,584	$443,096
Interest on investment securities:
Taxable	38,716	40,920
Tax-exempt	3,700	4,349
Interest on loans held-for-sale	975	1,561
Interest on other earning assets	1,657	5,466
Total interest income	405,632	495,392
Interest expense
Interest on deposits	13,786	67,419
Interest on borrowings	10,019	26,492
Total interest expense	23,805	93,911
Net interest income	381,827	401,481
Provision for credit losses	20,556	96,943
Net interest income after provision for credit losses	361,271	304,538
Noninterest income
Leasing revenue	36,453	33,565
Fees and service charges on deposit accounts	25,895	34,597
Card and ATM revenue	24,661	21,685
Mortgage banking income	20,986	5,665
Wealth management revenue	6,944	6,151
Net gains on sales of loans and leases	6,058	7,573
Net gains on investment securities	8	—
Other	11,055	27,727
Total noninterest income	132,060	136,963
Noninterest expense
Compensation and employee benefits	173,602	171,528
Occupancy and equipment	52,166	57,288
Lease financing equipment depreciation	20,426	18,450
Net foreclosed real estate and repossessed assets	1,029	1,859
Merger-related expenses	16,216	36,728
Other	85,243	88,746
Total noninterest expense	348,682	374,599
Income before income tax expense	144,649	66,902
Income tax expense	19,540	13,086
Income after income tax expense	125,109	53,816
Income attributable to non-controlling interest	1,773	1,917
Net income attributable to TCF Financial Corporation	123,336	51,899
Preferred stock dividends	2,493	2,493
Net income available to common shareholders	$120,843	$49,406
Earnings per common share
Basic	$0.79	$0.33
Diluted	0.79	0.32
Weighted-average common shares outstanding
Basic	152,159,117	151,902,357
Diluted	152,540,687	152,114,017

See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income attributable to TCF Financial Corporation	$123,336	$51,899
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	(180,612)	115,847
Net unrealized gains (losses) on net investment hedges	(1,559)	10,481
Foreign currency translation adjustment	2,170	(14,426)
Recognized postretirement prior service cost	(18)	(9)
Total other comprehensive income (loss), net of tax	(180,019)	111,893
Comprehensive (loss) income	$(56,683)	$163,792
 See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity (Unaudited)
At or For the Three Months Ended March 31, 2021 and 2020

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2020	7,000	152,565,504	$169,302	$152,566	$3,457,802	$1,735,201	$182,673	$(26,731)	$5,670,813	$18,484	$5,689,297
Net income	—	—	—	—	—	123,336	—	—	123,336	1,773	125,109
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(180,019)	—	(180,019)	—	(180,019)
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,680	7,680
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,493)	—	—	(2,493)	—	(2,493)
Dividends on common stock of $0.35 per common share	—	—	—	—	—	(53,704)	—	—	(53,704)	—	(53,704)
Stock compensation plans, net of tax	—	130,629	—	130	5,771	—	—	—	5,901	—	5,901
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	3,082	—	—	(3,082)	—	—	—
Balance, March 31, 2021	7,000	152,696,133	$169,302	$152,696	$3,466,655	$1,802,340	$2,654	$(29,813)	$5,563,834	$27,937	$5,591,771
See accompanying notes to consolidated financial statements.

	TCF Financial Corporation
	Number of Shares Issued		Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total	Non- controlling Interest	Total Equity
(Dollars in thousands)	Preferred	Common
Balance, December 31, 2019	7,000	152,965,571	$169,302	$152,966	$3,462,080	$1,896,427	$54,277	$(28,037)	$5,707,015	$20,226	$5,727,241
Cumulative effect adjustment related to adoption of Accounting Standards Update 2016-13(1)	—	—	—	—	—	(159,323)	—	—	(159,323)	74	(159,249)
Balance, January 1, 2020	7,000	152,965,571	$169,302	$152,966	$3,462,080	$1,737,104	$54,277	$(28,037)	$5,547,692	$20,300	$5,567,992
Net income	—	—	—	—	—	51,899	—	—	51,899	1,917	53,816
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	111,893	—	111,893	—	111,893
Net investment by (distribution to) non-controlling interest	—	—	—	—	—	—	—	—	—	7,932	7,932
Repurchases of 873,376 shares of common stock	—	(873,376)	—	(873)	(32,225)	—	—	—	(33,098)	—	(33,098)
Dividends on 5.70% Series C Preferred Stock	—	—	—	—	—	(2,493)	—	—	(2,493)	—	(2,493)
Dividends on common stock of $0.35 per common share	—	—	—	—	—	(53,578)	—	—	(53,578)	—	(53,578)
Stock compensation plans, net of tax	—	93,789	—	93	3,276	—	—	—	3,369	—	3,369
Change in shares held in trust for deferred compensation plans, at cost	—	—	—	—	103	—	—	(103)	—	—	—
Balance, March 31, 2020	7,000	152,185,984	$169,302	$152,186	$3,433,234	$1,732,932	$166,170	$(28,140)	$5,625,684	$30,149	$5,655,833
(1) See "Note 2. Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities
Income after income tax expense	$125,109	$53,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	20,556	96,943
Share-based compensation expense	7,277	5,647
Depreciation and amortization	106,381	99,541
Provision (benefit) for deferred income taxes	46,452	(3,016)
Net gains on sales of assets	(24,365)	(28,573)
Proceeds from sales of loans and leases held-for-sale	525,556	268,133
Originations of loans and leases held-for-sale, net of repayments	(399,628)	(362,680)
Loan servicing rights (recovery) impairment	(7,637)	8,236
Net change in other assets	(138,828)	(218,094)
Net change in other liabilities	(143,062)	(405,718)
Other, net	(1,073)	(14,106)
Net cash provided by (used in) operating activities	116,738	(499,871)
Cash flows from investing activities
Proceeds from maturities of and principal collected on investment securities available-for-sale	704,304	311,531
Purchases of investment securities available-for-sale	(858,934)	(412,011)
Proceeds from maturities of and principal collected on investment securities held-to-maturity	9,865	4,152
Purchases of investment securities held-to-maturity	(20,051)	—
Redemption of Federal Home Loan Bank stock	136,002	144,000
Purchases of Federal Home Loan Bank stock	(174,000)	(186,000)
Proceeds from sales of loans and leases	67,791	287,050
Loan and lease originations and purchases, net of principal collected	(961,317)	(1,717,733)
Proceeds from sales of other assets	28,114	16,494
Purchases of premises and equipment and lease equipment	(25,304)	(23,846)
Net cash paid in business combination	(1,069,830)	—
Other, net	(1,732)	15,177
Net cash used in investing activities	(2,165,092)	(1,561,186)
Cash flows from financing activities
Net change in deposits	930,495	1,143,905
Net change in short-term borrowings	808,720	813,425
Proceeds from long-term borrowings	2,857,651	4,150,000
Payments on long-term borrowings	(2,710,221)	(3,912,310)
Repurchases of common stock	—	(33,098)
Dividends paid on preferred stock	(2,493)	(2,493)
Dividends paid on common stock	(53,704)	(53,578)
Exercise of stock options	(327)	63
Payments related to tax-withholding upon conversion of share-based awards	(738)	(2,289)
Net investment by (distribution to) non-controlling interest	7,680	7,932
Net cash provided by financing activities	1,837,063	2,111,557
Net change in cash and due from banks	(211,291)	50,500
Cash and cash equivalents at beginning of period	1,260,595	1,228,371
Cash and cash equivalents at end of period	$1,049,304	$1,278,871
Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$34,454	$76,688
Income taxes, net	4,971	1,838
Noncash activities:
Transfer of loans and leases to other assets	8,143	15,983
Transfer of loans and leases from held-for-investment to held for sale, net	48,210	251,855
See accompanying notes to consolidated financial statements.

TCF FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

TCF Financial Corporation, a Michigan corporation (together with its direct and indirect subsidiaries, "we," "us," "our," "TCF" or the "Corporation"), is a financial holding company, headquartered in Detroit, Michigan. TCF National Bank ("TCF Bank"), TCF's wholly owned bank subsidiary, a national banking association, has its main office in Sioux Falls, South Dakota. References herein to "TCF Financial" refer to TCF Financial Corporation on an unconsolidated basis.

TCF Bank operates banking centers primarily located in Michigan, Illinois and Minnesota with additional locations in Colorado, Ohio, Wisconsin and South Dakota (TCF's "primary banking markets"). Through its direct subsidiaries, TCF Bank provides a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, the consolidated financial statements do not include all of the information and notes necessary for complete financial statements in conformity with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all the significant adjustments, consisting of normal recurring items, considered necessary for fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The information in this Quarterly Report on Form 10-Q is written with the presumption that the users of the interim financial statements have read or have access to the Corporation's most recent Annual Report on Form 10-K, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at and for the year ended December 31, 2020.
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

Note 2. Business Combinations

Proposed Merger with Huntington Bancshares Incorporated

On December 13, 2020, TCF and Huntington Bancshares Incorporated ("Huntington") jointly announced the signing of a definitive merger agreement (the "TCF/Huntington Merger Agreement"). Under the terms of the agreement, the combined company will have dual headquarters for banking operations in Detroit, Michigan and Columbus, Ohio. Huntington is headquartered in Columbus, Ohio with reported assets of $125.8 billion as of March 31, 2021. Under the terms of the TCF/Huntington Merger Agreement, TCF shareholders will receive 3.0028 shares of Huntington common stock for each share of TCF common stock. Holders of TCF common stock will receive cash in lieu of fractional shares. Each outstanding share of 5.70% Series C Non-Cumulative Perpetual Preferred Stock of TCF will be converted into the right to receive one share of a newly created series of preferred stock of Huntington and Huntington will assume the obligations of TCF under the applicable deposit agreement related to the depositary shares. On March 25, 2021, shareholders of both TCF and Huntington have approved the merger. Subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, the transaction is anticipated to close in the second quarter of 2021.

Note 3. Summary of Significant Accounting Policies

Accounting policies in effect at December 31, 2020, as previously disclosed in "Note 2. Summary of Significant Accounting Policies" in the Corporation’s Annual Report on Form 10-K at and for the year ended December 31, 2020, remain significantly unchanged and have been followed similarly as in previous periods.

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Corporation adopted Accounting Standards Update ("ASU") No. 2020-10, Codification Improvements, which is intended to clarify or correct the unintended application of the Codification of accounting guidance for a wide variety of topics. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2021, the Corporation adopted ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies the intent of certain updates that were included in ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2021, the Corporation adopted ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interactions between Topic 321, Topic 323 and Topic 815, including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2021, the Corporation adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general rules found in Topic 740 - Income Taxes. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Note 4. Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks. Total cash and cash equivalents were $1.0 billion and $1.3 billion at March 31, 2021 and December 31, 2020, respectively.

The Corporation maintains cash balances that are restricted as to their use in accordance with certain obligations. Cash payments received on loans serviced for third parties are generally held in separate accounts until remitted. The Corporation may also retain cash balances for collateral on certain borrowings and derivatives. The Corporation maintained restricted cash totaling $95.5 million and $95.1 million at March 31, 2021 and December 31, 2020, respectively.

Note 5. Federal Home Loan Bank and Federal Reserve Bank Stocks

Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stocks were as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
FHLB stock, at cost	$234,455	$196,457
FRB stock, at cost	123,959	123,979
Total investments	$358,414	$320,436

The investments in FHLB stock are required investments related to the Corporation's membership and borrowings in the FHLB of Des Moines, and additional commitments from the FHLB of Indianapolis and Cincinnati. The Corporation's investments in the FHLB of Des Moines, Indianapolis and Cincinnati could be adversely impacted by the financial operations of the Federal Home Loan Banks and actions of their regulator, the Federal Housing Finance Agency. The amount of FRB stock that TCF Bank is required to hold is based on TCF Bank's capital structure. The Corporation periodically evaluates investments for impairment. There was no impairment of these investments at March 31, 2021 and December 31, 2020.

Note 6. Investment Securities

The amortized cost and fair value of investment securities were as follows:

	Investment Securities Available-for-sale, At Fair Value
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2021
Debt securities:
Obligations of states and political subdivisions	$824,061	$30,772	$8,041	$846,792
Government and government-sponsored enterprises	186,541	506	649	186,398
Mortgage-backed securities:
Residential agency	6,545,644	93,014	123,937	6,514,721
Residential non-agency	119,284	1,882	3	121,163
Commercial agency	681,641	23,146	10,557	694,230
Commercial non-agency	39,348	671	—	40,019
Total mortgage-backed debt securities	7,385,917	118,713	134,497	7,370,133
Corporate debt and trust preferred securities	454	11	—	465
Total investment securities available-for-sale	$8,396,973	$150,002	$143,187	$8,403,788
At December 31, 2020
Debt securities:
Obligations of states and political subdivisions	$827,191	$44,077	$1,087	$870,181
Government and government-sponsored enterprises	196,560	153	813	195,900
Mortgage-backed securities:
Residential agency	6,151,511	157,955	1,388	6,308,078
Residential non-agency	156,865	2,819	2	159,682
Commercial agency	669,235	39,715	999	707,951
Commercial non-agency	39,358	3,072	—	42,430
Total mortgage-backed debt securities	7,016,969	203,561	2,389	7,218,141
Corporate debt and trust preferred securities	453	48	—	501
Total investment securities available-for-sale	$8,041,173	$247,839	$4,289	$8,284,723

	Investment Securities Held-to-Maturity
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2021
Residential agency mortgage-backed securities	$206,151	$6,615	$3,982	$208,784
Corporate debt and trust preferred securities	3,627	—	—	3,627
Total investment securities held-to-maturity (1)	$209,778	$6,615	$3,982	$212,411
At December 31, 2020
Residential agency mortgage-backed securities	$180,946	$9,267	$72	$190,141
Corporate debt and trust preferred securities	3,413	—	—	3,413
Total investment securities held-to-maturity (1)	$184,359	$9,267	$72	$193,554
(1)At both March 31, 2021 and December 31, 2020 there was no ACL for investment securities held-to-maturity.

Accrued interest receivable for investment securities was $23.1 million and $20.6 million at March 31, 2021 and December 31, 2020, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

Gross unrealized losses and fair value of available-for-sale investment securities aggregated by investment category and the length of time the securities were in a continuous loss position were as follows:

	At March 31, 2021
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Obligations of states and political subdivisions	$130,928	$8,041	$—	$—	$130,928	$8,041
Government and government sponsored enterprises	93,950	649	—	—	93,950	649
Mortgage-backed securities:
Residential agency	3,848,667	123,937	—	—	3,848,667	123,937
Residential non-agency	3,001	3	—	—	3,001	3
Commercial agency	175,579	10,557	—	—	175,579	10,557
Commercial non-agency	—	—	—	—	—	—
Total mortgage-backed debt securities	4,027,247	134,497	—	—	4,027,247	134,497
Total investment securities available-for-sale	$4,252,125	$143,187	$—	$—	$4,252,125	$143,187
Investment securities held-to-maturity
Residential agency mortgage-backed securities	108,682	3,982	—	—	108,682	3,982
Total investment securities held-to-maturity	$108,682	$3,982	$—	$—	$108,682	$3,982

	At December 31, 2020
	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale
Debt securities:
Obligations of states and political subdivisions	$78,241	$1,087	$—	$—	$78,241	$1,087
Government and government sponsored enterprises	139,940	813	—	—	139,940	813
Mortgage-backed securities:
Residential agency	426,171	1,388	—	—	426,171	1,388
Residential non-agency	1,529	2	—	—	1,529	2
Commercial agency	96,667	999	—	—	96,667	999
Commercial non-agency	—	—	—	—	—	—
Total mortgage-backed debt securities	524,367	2,389	—	—	524,367	2,389
Total investment securities available-for-sale	$742,548	$4,289	$—	$—	$742,548	$4,289

At March 31, 2021 there was no ACL for investment securities available-for-sale. At March 31, 2021 there were 582 available-for-sale investment securities in an unrealized loss position. Management assessed each investment security with unrealized losses for credit impairment. Substantially all unrealized losses on investment securities available-for-sale were due to credit spreads and interest rates rather than credit impairment. As part of that assessment, management evaluated and concluded that it is more-likely-than-not that the Corporation will not be required and does not intend to sell any of the investment securities prior to recovery of the amortized cost.

The gross gains and losses on sales of investment securities were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Gross realized gains	$—	$—
Gross realized losses	—	—
Recoveries on previously impaired investment securities held-to-maturity	8	—
Net gains on investment securities	$8	$—

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

	At March 31, 2021		At December 31, 2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment Securities Available-for-Sale
Due in one year or less	$45,902	$46,020	$45,912	$46,163
Due in 1-5 years	160,915	163,885	163,346	168,125
Due in 5-10 years	770,039	788,800	681,135	720,239
Due after 10 years	7,420,117	7,405,083	7,150,780	7,350,196
Total investment securities available-for-sale	$8,396,973	$8,403,788	$8,041,173	$8,284,723
Investment Securities Held-to-Maturity
Due in one year or less	$400	$400	$400	$400
Due in 1-5 years	2,150	2,150	2,150	2,150
Due in 5-10 years	43	48	46	51
Due after 10 years	207,185	209,813	181,763	190,953
Total investment securities held-to-maturity	$209,778	$212,411	$184,359	$193,554

At March 31, 2021 and December 31, 2020, investment securities with a carrying value of $581.0 million and $1.0 billion, respectively, were pledged as collateral to secure certain deposits and borrowings.

Note 7. Loans and Leases

Loans and leases were as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
Commercial loan and lease portfolio:
Commercial and industrial(1)	$12,856,701	$11,422,383
Commercial real estate	9,881,341	9,702,587
Lease financing	2,956,626	2,817,231
Total commercial loan and lease portfolio	25,694,668	23,942,201
Consumer loan portfolio:
Residential mortgage	6,510,981	6,182,045
Home equity	2,864,142	3,108,736
Consumer installment	1,151,228	1,233,426
Total consumer loan portfolio	10,526,351	10,524,207
Total loans and leases(2)	$36,221,019	$34,466,408
(1)Includes $1.9 billion and $1.6 billion of PPP loans at March 31, 2021 and December 31, 2020, respectively.
(2)Loans and leases are reported at historical cost including net direct fees and costs associated with originating and acquiring loans and leases, lease residuals, unearned income and unamortized purchase premiums and discounts. The aggregate amount of these loan and lease adjustments was $(85.4) million and $(118.6) million at March 31, 2021 and December 31, 2020, respectively.

Accrued interest receivable for loans and leases was $94.2 million and $93.6 million at March 31, 2021 and December 31, 2020, respectively, and is included in other assets on the Consolidated Statements of Financial Condition.

Acquired Loans and Leases The Corporation acquires loans and leases through business combinations and purchases of loan and lease portfolios. These loans and leases are recorded at fair value at acquisition and the fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan or lease. On January 29, 2021, TCF acquired BB&T Commercial Equipment Capital, Corp. ("CEC") through a business combination, which included a portfolio of $1.0 billion of commercial loans and leases. During the three months ended March 31, 2021, the Corporation acquired total loans and leases with a fair value of $1.8 billion, which primarily included the CEC commercial loans and leases and jumbo residential mortgage loans.

Lease Income The components of total lease income were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest and fees on loans and leases (Interest income):
Interest income on net investment in direct financing and sales-type leases	$34,189	$34,156
Leasing revenue (Noninterest income):
Lease income from operating lease payments	25,550	23,902
Profit recorded on commencement date on sales-type leases	6,541	3,580
Gains on sales of leased equipment	4,362	6,083
Leasing revenue	36,453	33,565
Total lease income	$70,642	$67,721

Loan and Lease Sales The following table summarizes the net gains on sales of loans and leases related to all loan and lease sales. The Corporation retains servicing on a majority of loans sold. See "Note 10. Loan Servicing Rights" for further information.

	Three Months Ended March 31,
(In thousands)	2021	2020
Sale proceeds, net	$593,347	$555,182
Recorded investment in loans and leases sold, including accrued interest	563,489	537,180
Other	(8,135)	2,588
Net gains on sales of loans and leases related to all loan and lease sales(1)	$21,723	$20,590
(1)Three months ended March 31, 2021 amount included within net gain on sales of loans and leases ($6.1 million) and mortgage banking income ($15.7 million). Three months ended March 31, 2020 amounts included within net gain on sales of loans and leases ($7.6 million) and mortgage banking income ($13.0 million).

The interest-only strips on the balance sheet related to loan sales were as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
Interest-only strips	$6,737	$7,823

The Corporation recorded $262 thousand of impairment charges related to interest-only strips during the three months ended March 31, 2021 and $224 thousand of impairment charges for the three months ended March 31, 2020.

The Corporation's agreements to sell consumer loans typically contain certain representations, warranties and covenants regarding the loans sold or securitized. These representations, warranties and covenants generally relate to, among other things, the ownership of the loan, the validity, priority and perfection of the lien securing the loan, accuracy of information supplied to the buyer or investor, the loan's compliance with the criteria set forth in the agreement, the manner in which the loans will be serviced, payment delinquency and compliance with applicable laws and regulations. These agreements generally require the repurchase of loans or indemnification of the purchaser in the event these representations are breached, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. Losses related to repurchases pursuant to such representations, warranties and covenants were immaterial for the three months ended March 31, 2021 and 2020.

Note 8. Allowance for Credit Losses and Credit Quality
Effective January 1, 2020, the Corporation adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and related ASUs on a modified retrospective basis.

Allowance for Credit Losses The rollforwards of the allowance for credit losses ("ACL") were as follows:

(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total Allowance for Loan and Lease Losses	Reserve for Unfunded Lending Commitments(1)	Total Allowance for Credit Losses
Three months ended March 31, 2021
Balance, beginning of period	$136,894	$388,974	$525,868	$23,313	$549,181
Charge-offs	(8,340)	(47,278)	(55,618)	—	(55,618)
Recoveries	7,879	4,477	12,356	—	12,356
Net (charge-offs) recoveries	(461)	(42,801)	(43,262)	—	(43,262)
Provision for credit losses	9,276	12,684	21,960	(1,404)	20,556
Other(2)	(2,230)	2,309	79	—	79
Balance, end of period	$143,479	$361,166	$504,645	$21,909	$526,554
Three months ended March 31, 2020
Balance, beginning of period	$28,572	$84,480	$113,052	$3,528	$116,580
Impact of CECL adoption	107,337	98,655	205,992	14,707	220,699
Adjusted balance, beginning of period	135,909	183,135	319,044	18,235	337,279
Charge-offs	(5,848)	(8,881)	(14,729)	—	(14,729)
Recoveries	4,708	4,544	9,252	—	9,252
Net (charge-offs) recoveries	(1,140)	(4,337)	(5,477)	—	(5,477)
Provision for credit losses	40,288	52,702	92,990	3,953	96,943
Other(2)	—	(174)	(174)	—	(174)
Balance, end of period	$175,057	$231,326	$406,383	$22,188	$428,571
(1)Reserve for unfunded lending commitments ("RULC") is recognized within other liabilities.
(2)Primarily includes the allowance for purchased financial assets with credit deterioration ("PCD") and the transfer of the allowance to loans and leases held-for-sale.

Management considers our ACL of $526.6 million, or 1.45% of total loans and leases, appropriate to cover current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at March 31, 2021, including loans and leases which are not currently known to require specific allowances. The ACL was $549.2 million, or 1.59% of total loans and leases, at December 31, 2020. The decrease in the ACL as a percentage of total loans and leases from December 31, 2020 was primarily due to continued improvement in both current and forecasted macro-economic conditions and benefit from nonaccrual loan sale recoveries. The provision for credit losses related to loans and leases for the three months ended March 31, 2021 was primarily due to loan and lease growth, which included the purchase of commercial loans and leases as a part of the CEC business combination. PPP loans totaling $1.9 billion at March 31, 2021, are individually guaranteed by the Small Business Administration and therefore the accounting under CECL does not require reserves to be recorded on such loans.

PCD Loan Activity

For PCD loans and leases, the initial estimate of expected credit losses is recognized in the allowance for loan and lease losses ("ALLL") on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans and leases purchased as part of the CEC business combination with credit deterioration at acquisition:

(In thousands)
Three months ended March 31, 2021
Par value	$70,263
ALLL at acquisition	(2,383)
Non-credit premium (discount)	(1,020)
Purchase price	$66,860

Accruing and Nonaccrual Loans and Leases The Corporation's key credit quality indicator is the receivable's payment performance status, defined as accruing or not accruing. Nonaccrual loans and leases are those which management believes have a higher risk of loss. Delinquent balances are determined based on the contractual terms of the loan or lease. Loans and leases that are over 90 days delinquent are a leading indicator for future charge-off trends and are generally placed on nonaccrual status. In addition, loans and leases that have requested payment deferral under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of greater than 180 days are generally placed on nonaccrual status. The Corporation's accruing and nonaccrual loans and leases were as follows:

(In thousands)	Current	30-89 Days Delinquent and Accruing	90 Days or More Delinquent and Accruing	Total Accruing	Nonaccrual	Total
At March 31, 2021
Commercial loan and lease portfolio:
Commercial and industrial	$12,588,529	$25,413	$2,772	$12,616,714	$239,987	$12,856,701
Commercial real estate	9,662,431	30,490	—	9,692,921	188,420	9,881,341
Lease financing	2,824,770	33,164	4,734	2,862,668	93,958	2,956,626
Total commercial loan and lease portfolio	25,075,730	89,067	7,506	25,172,303	522,365	25,694,668
Consumer loan portfolio:
Residential mortgage	6,421,403	11,171	1,874	6,434,448	76,533	6,510,981
Home equity	2,781,347	9,798	56	2,791,201	72,941	2,864,142
Consumer installment	1,142,579	2,587	—	1,145,166	6,062	1,151,228
Total consumer loan portfolio	10,345,329	23,556	1,930	10,370,815	155,536	10,526,351
Total	$35,421,059	$112,623	$9,436	$35,543,118	$677,901	$36,221,019
At December 31, 2020
Commercial loan and lease portfolio:
Commercial and industrial	$11,119,453	$42,033	$1,458	$11,162,944	$259,439	$11,422,383
Commercial real estate	9,453,743	94,383	22	9,548,148	154,439	9,702,587
Lease financing	2,695,356	27,118	3,935	2,726,409	90,822	2,817,231
Total commercial loan and lease portfolio	23,268,552	163,534	5,415	23,437,501	504,700	23,942,201
Consumer loan portfolio:
Residential mortgage	6,065,379	17,048	1,965	6,084,392	97,653	6,182,045
Home equity	3,008,450	30,840	63	3,039,353	69,383	3,108,736
Consumer installment	1,224,059	3,801	—	1,227,860	5,566	1,233,426
Total consumer loan portfolio	10,297,888	51,689	2,028	10,351,605	172,602	10,524,207
Total	$33,566,440	$215,223	$7,443	$33,789,106	$677,302	$34,466,408

Further details of the Corporation's nonaccrual loans and leases were as follows:

	At March 31, 2021		At December 31, 2020
(In thousands)	Total nonaccrual	Nonaccrual with no ACL	Total nonaccrual	Nonaccrual with no ACL
Commercial loan and lease portfolio:
Commercial and industrial	$239,987	$45,371	$259,439	$55,773
Commercial real estate	188,420	150,882	154,439	79,203
Lease financing	93,958	—	90,822	—
Total commercial loan and lease portfolio	522,365	196,253	504,700	134,976
Consumer loan portfolio:
Residential mortgage	76,533	—	97,653	49
Home equity	72,941	358	69,383	23
Consumer installment	6,062	3,505	5,566	3,531
Total consumer loan portfolio	155,536	3,863	172,602	3,603
Total	$677,901	$200,116	$677,302	$138,579

Loans and leases that are 90 days or more delinquent and accruing by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At March 31, 2021	2021	2020	2019	2018	2017	2016 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$—	$420	$163	$—	$4	$262	$1,923	$—	$2,772
Commercial real estate	—	—	—	—	—	—	—	—	—
Lease financing	—	1,693	1,085	1,022	674	260	—	—	4,734
Total commercial loan and lease portfolio	—	2,113	1,248	1,022	678	522	1,923	—	7,506
Consumer loan portfolio:
Residential mortgage	—	85	312	—	202	1,275	—	—	1,874
Home equity	—	—	—	—	56	—	—	—	56
Consumer installment	—	—	—	—	—	—	—	—	—
Total consumer loan portfolio	—	85	312	—	258	1,275	—	—	1,930
Total 90 days or more delinquent and accruing	$—	$2,198	$1,560	$1,022	$936	$1,797	$1,923	$—	$9,436

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At December 31, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$874	$50	$94	$13	$—	$52	$375	$—	$1,458
Commercial real estate	—	—	—	—	—	22	—	—	22
Lease financing	1,286	975	680	463	392	139	—	—	3,935
Total commercial loan and lease portfolio	2,160	1,025	774	476	392	213	375	—	5,415
Consumer loan portfolio:
Residential mortgage	85	134	—	—	—	1,746	—	—	1,965
Home equity	—	—	—	—	—	27	36	—	63
Consumer installment	—	—	—	—	—	—	—	—	—
Total consumer loan portfolio	85	134	—	—	—	1,773	36	—	2,028
Total 90 days or more delinquent and accruing	$2,245	$1,159	$774	$476	$392	$1,986	$411	$—	$7,443

Nonaccrual loans and leases by year of origination were as follows:

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At March 31, 2021	2021	2020	2019	2018	2017	2016 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$121	$27,464	$58,160	$51,542	$25,885	$39,613	$37,191	$11	$239,987
Commercial real estate	—	4,309	25,233	13,738	57,547	87,593	—	—	188,420
Lease financing	—	3,606	29,189	26,513	16,047	16,758	—	1,845	93,958
Total commercial loan and lease portfolio	121	35,379	112,582	91,793	99,479	143,964	37,191	1,856	522,365
Consumer loan portfolio:
Residential mortgage	—	3,253	7,744	11,920	2,996	50,620	—	—	76,533
Home equity	22	847	934	445	432	5,594	63,920	747	72,941
Consumer installment	—	87	238	340	514	4,690	193	—	6,062
Total consumer loan portfolio	22	4,187	8,916	12,705	3,942	60,904	64,113	747	155,536
Total nonaccrual loans and leases	$143	$39,566	$121,498	$104,498	$103,421	$204,868	$101,304	$2,603	$677,901

		Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases	Revolving Loans and Leases Converted to Term Loans and Leases
At December 31, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial	$26,109	$61,595	$60,686	$29,360	$17,669	$23,644	$40,364	$12	$259,439
Commercial real estate	5,194	4,835	14,452	53,934	21,667	54,357	—	—	154,439
Lease financing	3,190	27,412	26,348	15,184	8,601	8,145	—	1,942	90,822
Total commercial loan and lease portfolio	34,493	93,842	101,486	98,478	47,937	86,146	40,364	1,954	504,700
Consumer loan portfolio:
Residential mortgage	2,631	9,177	16,391	4,172	2,812	62,470	—	—	97,653
Home equity	889	1,449	530	379	223	5,149	59,826	938	69,383
Consumer installment	33	267	181	281	575	4,060	169	—	5,566
Total consumer loan portfolio	3,553	10,893	17,102	4,832	3,610	71,679	59,995	938	172,602
Total nonaccrual loans and leases	$38,046	$104,735	$118,588	$103,310	$51,547	$157,825	$100,359	$2,892	$677,302

The average balance of nonaccrual loans and leases and interest income recognized on nonaccrual loans and leases were as follows:

	Three Months Ended March 31,
	2021		2020
(In thousands)	Average Loan and Lease Balance	Interest Income Recognized	Average Loan and Lease Balance	Interest Income Recognized
Commercial loan and lease portfolio:
Commercial and industrial	$249,713	$2,116	$68,985	$1,709
Commercial real estate	171,429	3,040	38,383	1,784
Lease financing	92,390	19	12,063	51
Total commercial loan and lease portfolio	513,532	5,175	119,431	3,544
Consumer loan portfolio:
Residential mortgage	87,093	1,304	50,278	638
Home equity	71,162	1,387	39,505	156
Consumer installment	5,814	66	852	25
Total consumer loan portfolio	164,069	2,757	90,635	819
Total nonaccrual loans and leases	$677,601	$7,932	$210,066	$4,363

In addition to the receivable's payment performance status, credit quality is also analyzed using credit risk classifications, which vary based on the size and type of credit risk exposure and additionally measure liquidity, debt capacity, coverage and payment behavior as shown in the borrower's financial statements. The credit risk classifications also measure the quality of the borrower's management group and the repayment support offered by any guarantors. Loan and lease credit risk classifications are derived from standard regulatory rating definitions, which include: pass, special mention, substandard, doubtful and loss. Substandard and doubtful loans and leases have well-defined weaknesses, but may never result in a loss.

The amortized cost basis of loans and leases by credit risk classifications and year of origination was as follows:

	Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases(1)	Revolving Loans and Leases Converted to Term Loans and Leases(2)
At March 31, 2021	2021	2020	2019	2018	2017	2016 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial
Pass	$1,289,456	$3,069,589	$1,924,724	$1,033,717	$527,205	$618,661	$3,541,892	$51,531	$12,056,775
Special mention	6,898	16,592	87,857	75,921	42,692	10,888	147,237	754	388,839
Substandard	2,501	36,312	98,860	61,460	33,431	76,814	101,429	280	411,087
Total commercial and industrial	1,298,855	3,122,493	2,111,441	1,171,098	603,328	706,363	3,790,558	52,565	12,856,701
Commercial real estate
Pass	304,562	1,373,808	2,274,851	1,767,581	1,169,172	2,021,114	—	—	8,911,088
Special mention	81	17,878	88,125	83,486	214,000	175,698	—	—	579,268
Substandard	1,739	60,777	43,251	86,540	82,812	115,866	—	—	390,985
Total commercial real estate	306,382	1,452,463	2,406,227	1,937,607	1,465,984	2,312,678	—	—	9,881,341
Lease financing
Pass	247,246	970,143	686,909	389,597	205,845	115,862	32,369	148,755	2,796,726
Special mention	848	14,307	8,802	5,459	4,670	2,461	—	4,586	41,133
Substandard	1,023	10,122	35,382	30,848	18,302	18,751	—	4,339	118,767
Total lease financing	249,117	994,572	731,093	425,904	228,817	137,074	32,369	157,680	2,956,626
Total commercial	1,854,354	5,569,528	5,248,761	3,534,609	2,298,129	3,156,115	3,822,927	210,245	25,694,668
Consumer loan portfolio:
Residential mortgage
Pass	710,828	2,207,173	860,827	510,015	361,669	1,780,396	—	—	6,430,908
Substandard	—	3,338	8,056	11,920	3,198	53,561	—	—	80,073
Total residential mortgage	710,828	2,210,511	868,883	521,935	364,867	1,833,957	—	—	6,510,981
Home equity
Pass	1,362	20,638	44,156	42,176	34,373	135,924	2,503,856	7,331	2,789,816
Substandard	22	847	934	445	488	6,923	63,920	747	74,326
Total home equity	1,384	21,485	45,090	42,621	34,861	142,847	2,567,776	8,078	2,864,142
Consumer installment
Pass	65,000	183,103	335,641	171,972	155,700	212,480	20,871	62	1,144,829
Substandard	—	134	403	340	514	4,815	193	—	6,399
Total consumer installment	65,000	183,237	336,044	172,312	156,214	217,295	21,064	62	1,151,228
Total consumer	777,212	2,415,233	1,250,017	736,868	555,942	2,194,099	2,588,840	8,140	10,526,351
Total loans and leases	$2,631,566	$7,984,761	$6,498,778	$4,271,477	$2,854,071	$5,350,214	$6,411,767	$218,385	$36,221,019
(1)This balance includes $32.4 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease is provided over time, and additional amounts are required to be provided to the respective lessees in future accounting periods.
(2)This balance includes $210.2 million of leased equipment that has been provided to lessees under certain master lease agreements. Under these agreements, the total amount of equipment included in each lease was provided over time, and all equipment required by the lease has been provided to the respective lessees in current or previous accounting periods.

	Amortized Cost Basis
(In thousands)	Term Loans and Leases by Origination Year						Revolving Loans and Leases(1)	Revolving Loans and Leases Converted to Term Loans and Leases(2)
December 31, 2020	2020	2019	2018	2017	2016	2015 and Prior			Total
Commercial loan and lease portfolio:
Commercial and industrial
Pass	$3,282,275	$1,877,468	$994,081	$547,940	$357,567	$316,557	$3,286,687	$48,079	$10,710,654
Special mention	13,377	66,485	46,174	34,959	4,661	6,733	94,338	858	267,585
Substandard	28,908	69,510	94,227	48,246	52,944	29,295	120,738	276	444,144
Total commercial and industrial	3,324,560	2,013,463	1,134,482	631,145	415,172	352,585	3,501,763	49,213	11,422,383
Commercial real estate
Pass	1,361,117	2,193,489	1,877,374	1,211,426	683,612	1,480,027	—	—	8,807,045
Special mention	17,745	78,236	53,087	197,935	79,540	104,473	—	—	531,016
Substandard	6,995	53,079	31,930	124,728	57,221	90,573	—	—	364,526
Total commercial real estate	1,385,857	2,324,804	1,962,391	1,534,089	820,373	1,675,073	—	—	9,702,587
Lease financing
Pass	1,013,374	715,327	393,644	226,818	109,992	30,620	23,806	167,726	2,681,307
Special mention	4,050	9,871	3,897	4,870	1,484	1,001	—	8,911	34,084
Substandard	6,440	29,040	27,579	16,150	9,360	8,635	7	4,629	101,840
Total lease financing	1,023,864	754,238	425,120	247,838	120,836	40,256	23,813	181,266	2,817,231
Total commercial	5,734,281	5,092,505	3,521,993	2,413,072	1,356,381	2,067,914	3,525,576	230,479	23,942,201
Consumer loan portfolio:
Residential mortgage
Pass	2,011,791	1,047,735	604,127	435,617	439,816	1,539,779	—	—	6,078,865
Special mention	—	—	—	—	—	112	—	—	112
Substandard	3,292	9,311	17,268	4,601	3,814	64,782	—	—	103,068
Total residential mortgage	2,015,083	1,057,046	621,395	440,218	443,630	1,604,673	—	—	6,182,045
Home equity
Pass	23,066	51,448	48,092	39,834	29,071	126,147	2,703,354	7,753	3,028,765
Special mention	—	—	—	—	—	—	—	—	—
Substandard	940	1,469	579	515	424	8,354	66,590	1,100	79,971
Total home equity	24,006	52,917	48,671	40,349	29,495	134,501	2,769,944	8,853	3,108,736
Consumer installment
Pass	206,994	371,924	192,067	185,051	119,663	127,252	24,043	67	1,227,061
Special mention	—	—	—	—	—	—	—	—	—
Substandard	247	1,179	680	887	909	2,086	377	—	6,365
Total consumer installment	207,241	373,103	192,747	185,938	120,572	129,338	24,420	67	1,233,426
Total consumer	2,246,330	1,483,066	862,813	666,505	593,697	1,868,512	2,794,364	8,920	10,524,207
Total loans and leases	$7,980,611	$6,575,571	$4,384,806	$3,079,577	$1,950,078	$3,936,426	$6,319,940	$239,399	$34,466,408
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

The following table presents the recorded investment of loan modifications first classified as TDRs during the periods presented:

	Three Months Ended March 31,
	2021		2020
(In thousands)	Pre-modification Investment	Post-modification Investment	Pre-modification Investment	Post-modification Investment
Commercial loan and lease portfolio:
Commercial and industrial	$2,491	$2,491	$5,751	$5,751
Commercial real estate	1,700	1,700	106	106
Total commercial loan and lease portfolio	4,191	4,191	5,857	5,857
Consumer loan portfolio:
Residential mortgage	1,126	1,126	3,222	3,157
Home equity	334	334	997	996
Consumer installment	44	44	376	353
Total consumer loan portfolio	1,504	1,504	4,595	4,506
Total	$5,695	$5,695	$10,452	$10,363

The following table presents TDR loans:

	At March 31, 2021			At December 31, 2020
(In thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$12,121	$21,554	$33,675	$35,697	$23,575	$59,272
Consumer loan portfolio	17,154	19,700	36,854	16,658	22,804	39,462
Total	$29,275	$41,254	$70,529	$52,355	$46,379	$98,734

Commitments to lend additional funds to borrowers whose terms have been modified in TDRs were $1.3 million and $2.6 million at March 31, 2021 and December 31, 2020, respectively.

Loan modifications to troubled borrowers are no longer disclosed as TDR loans in the calendar years after modification if the loans were modified to an interest rate equal to or greater than the yields of new loan originations with comparable risk at the time of restructuring and if the loan is performing based on the restructured terms; however, these loans do not share similar risk characteristics with other loans and follow the Corporation's loan reserve policies for individually evaluated loans.

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

	Three Months Ended March 31,
(In thousands)	2021	2020
Defaulted TDR loan balances modified during the applicable period
Commercial loan and lease portfolio:
Commercial and industrial	$1,515	$—
Commercial real estate	1,228	—
Total commercial loan and lease portfolio	2,743	—
Consumer loan portfolio:
Residential mortgage	197	630
Home equity	198	59
Consumer installment	34	—
Total consumer loan portfolio	429	689
Defaulted TDR loan balances	$3,172	$689

Other Real Estate Owned and Repossessed and Returned Assets Other real estate owned and repossessed and returned assets were as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
Other real estate owned	$32,115	$33,192
Repossessed and returned assets	8,501	8,932
Consumer loans in process of foreclosure	24,173	14,790

Other real estate owned and repossessed and returned assets were written down $816 thousand and $842 thousand and during the three months ended March 31, 2021 and March 31, 2020, respectively. Other real estate owned and repossessed and returned assets are included in other assets on the Consolidated Statements of Financial Condition.

Note 9. Goodwill

Goodwill was as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
Goodwill related to consumer banking segment	$771,555	$771,555
Goodwill related to commercial banking segment	608,335	541,491
Goodwill, net	$1,379,890	$1,313,046
During the three months ended March 31, 2021, the Corporation recorded additional goodwill in the amount of $66.8 million related to the CEC business combination. There was no impairment of goodwill for the three months ended March 31, 2021 and 2020.

Note 10. Loan Servicing Rights

Information regarding LSRs was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Balance, beginning of period	$38,303	$56,313
New servicing assets created	4,531	2,451
Impairment (charge) recovery	7,637	(8,236)
Amortization	(6,320)	(3,245)
Balance, end of period	$44,151	$47,283
Valuation allowance, end of period	$(13,850)	$(12,118)
Loans serviced for others that have servicing rights capitalized, end of period	$6,068,120	$6,444,101

Total loan servicing, late fee and other ancillary fee income, included in mortgage banking income, related to loans serviced for others that have servicing rights capitalized was $4.0 million for the three months ended March 31, 2021 and $4.2 million for the three months ended March 31, 2020.

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

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized amortization expense of investments in qualified affordable housing projects of $5.9 million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense was more than offset by tax credits and other tax benefits of $7.9 million and $6.6 million for the three months ended March 31, 2021 and 2020, respectively. The Corporation's remaining investment in qualified affordable housing projects totaled $222.1 million and $214.3 million at March 31, 2021 and December 31, 2020, respectively.

Under the equity method, the Corporation's share of the earnings or losses is included in other noninterest expense. The Corporation's remaining investment in historic projects and Ohio historic preservation tax credits totaled $50.2 million and $48.6 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, $0.6 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $0.5 million. During the three months ended March 31, 2020, $0.3 million of income tax benefit was recognized due to the federal historic tax credits, which was partially offset by amortization expense, inclusive of impairment, of $0.2 million. During the three months ended March 31, 2020, state tax credits, inclusive of impairment, totaled $0.4 million.

The Corporation's unfunded equity contributions relating to investments in qualified affordable housing projects and historic projects are included in other liabilities. The Corporation's remaining unfunded equity contributions totaled $109.4 million and $107.4 million at March 31, 2021 and December 31, 2020, respectively.

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

Short-term borrowings (borrowings with an original maturity of less than one year) were as follows:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Amount	Weighted-average Rate	Amount	Weighted-average Rate
FHLB advances	$1,200,000	0.29%	$400,000	0.33%
Collateralized Deposits	223,695	0.07	217,363	0.11
Line-of-Credit - TCF Commercial Finance Canada, Inc.	2,388	2.45	—	—
Total short-term borrowings	$1,426,083	0.26%	$617,363	0.25%

Long-term borrowings were as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
FHLB advances	$859,335	$709,848
Subordinated debt obligations	583,312	586,145
Discounted lease rentals	73,222	75,770
Finance lease obligation	2,947	2,969
Total long-term borrowings	$1,518,816	$1,374,732

At March 31, 2021, TCF Bank had pledged $13.0 billion of loans secured by consumer and commercial real estate to provide borrowing capacity from the FHLB.

At March 31, 2021, TCF Bank had pledged $3.4 billion of loans secured by assets to provide borrowing capacity from the Federal Reserve Bank discount window. No borrowings were sourced from this facility at March 31, 2021.

The contractual maturities of long-term borrowings at March 31, 2021 were as follows:

(In thousands)
Remainder of 2021	$4,339
2022	779,845
2023	25,099
2024	15,996
2025	373,772
Thereafter	319,765
Total long-term borrowings	$1,518,816

Note 13. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), reclassifications from accumulated other comprehensive income (loss) to various financial statement line items and the related tax effects were as follows:

	Three Months Ended March 31,
	2021			2020
(In thousands)	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips:
Net unrealized gains (losses) arising during the period	$(237,054)	$56,371	$(180,683)	$150,744	$(35,607)	$115,137
Reclassification of net (gains) losses from accumulated other comprehensive income (loss) to:
Total interest income	(44)	10	(34)	754	(177)	577
Net gains (losses) on investment securities	—	—	—	—	—	—
Other noninterest expense	137	(32)	105	173	(40)	133
Amounts reclassified from accumulated other comprehensive income (loss)	93	(22)	71	927	(217)	710
Net unrealized gains (losses) on available-for-sale investment securities and interest-only strips	(236,961)	56,349	(180,612)	151,671	(35,824)	115,847
Recognized postretirement prior service cost:
Reclassification of amortization of prior service cost to other noninterest expense	(23)	5	(18)	(12)	3	(9)
Foreign currency translation adjustment(1)	2,170	—	2,170	(14,426)	—	(14,426)
Net unrealized gains (losses) on net investment hedges	(2,046)	487	$(1,559)	13,695	(3,214)	10,481
Total other comprehensive income (loss)	$(236,860)	$56,841	$(180,019)	$150,928	$(39,035)	$111,893
(1)Foreign investments are deemed to be permanent in nature and, therefore, TCF does not provide for taxes on foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) were as follows:

(In thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Investment Securities and Interest-only Strips	Net Unrealized Gains (Losses) on Net Investment Hedges	Foreign Currency Translation Adjustment	Recognized Postretirement Prior Service Cost	Total
At or For the Three Months Ended March 31, 2021
Balance, beginning of period	$182,488	$5,605	$(5,803)	$383	$182,673
Other comprehensive income (loss)	(180,683)	(1,559)	2,170	—	(180,072)
Amounts reclassified from accumulated other comprehensive income (loss)	71	—	—	(18)	53
Net other comprehensive income (loss)	(180,612)	(1,559)	2,170	(18)	(180,019)
Balance, end of period	$1,876	$4,046	$(3,633)	$365	$2,654
At or For the Three Months Ended March 31, 2020
Balance, beginning of period	$56,098	$9,800	$(11,697)	$76	$54,277
Other comprehensive income (loss)	115,137	10,481	(14,426)	—	111,192
Amounts reclassified from accumulated other comprehensive income (loss)	710	—	—	(9)	701
Net other comprehensive income (loss)	115,847	10,481	(14,426)	(9)	111,893
Balance, end of period	$171,945	$20,281	$(26,123)	$67	$166,170

Note 14. Regulatory Capital Requirements

TCF and TCF Bank are subject to minimum capital requirements administered by the federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that could have a material adverse effect on TCF. In general, TCF Bank may not declare or pay a dividend to TCF Financial in excess of 100% of its net retained earnings for the current year combined with its net retained earnings for the preceding two calendar years, which was $207.8 million at March 31, 2021, without prior approval of the Office of the Comptroller of the Currency ("OCC"). The OCC also has the authority to prohibit the payment of dividends by a national bank when it determines such payments would constitute an unsafe and unsound banking practice. TCF Bank's ability to make capital distributions in the future may require regulatory approval and may be restricted by its federal banking regulators. TCF Bank's ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements in effect during future periods. In the future, these capital adequacy standards may be higher than existing minimum regulatory capital requirements.

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

Regulatory capital information for TCF and TCF Bank was as follows:

	TCF		TCF Bank
	At March 31,	At December 31,	At March 31,	At December 31,
(Dollars in thousands)	2021	2020	2021	2020	Well-capitalized Standard	Minimum Capital Requirement(1)
Regulatory Capital:
Common equity Tier 1 capital	$4,101,896	$4,103,007	$4,095,564	$4,093,974
Tier 1 capital	4,299,135	4,290,793	4,123,501	4,112,458
Total capital	4,994,676	5,026,611	4,799,935	4,831,026

Regulatory Capital Ratios:
Common equity Tier 1 capital ratio	11.06%	11.45%	11.06%	11.45%	6.50%	4.50%
Tier 1 risk-based capital ratio	11.59	11.98	11.14	11.50	8.00	6.00
Total risk-based capital ratio	13.47	14.03	12.96	13.51	10.00	8.00
Tier 1 leverage ratio	9.09	9.34	8.73	8.97	5.00	4.00
(1)Excludes capital conservation buffer of 2.5% at both March 31, 2021 and December 31, 2020.

Note 15. Derivative Instruments

Derivative instruments, recognized at fair value within other assets or other liabilities on the Consolidated Statements of Financial Condition, were as follows:

	At March 31, 2021
		Fair Value
(In thousands)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contract	$150,000	$—	$118
Forward foreign exchange contracts	210,856	373	1,400
Total derivatives designated as hedging instruments		373	1,518
Derivatives not designated as hedging instruments
Interest rate contracts	$6,297,778	$164,438	$21,827
Risk participation agreements	549,262	27	63
Forward foreign exchange contracts	75,267	820	105
Interest rate lock commitments	465,180	7,073	166
Forward loan sales commitments	460,280	5,560	45
Power Equity CDs	10,450	300	300
Swap agreement	12,652	—	286
Total derivatives not designated as hedging instruments		178,218	22,792
Total derivatives before netting		178,591	24,310
Netting(2)		(781)	(627)
Total derivatives, net		$177,810	$23,683
(1)Notional or contract amounts, which represent the extent of involvement in the derivatives market, are used to determine the contractual cash flows required in accordance with the terms of the agreement. These amounts are typically not exchanged, significantly exceed amounts subject to credit or market risk and are not reflected in the Consolidated Statements of Financial Condition.
(2)Includes netting of derivative asset and liability balances and related cash collateral, where counterparty netting agreements are in place.

	At December 31, 2020
		Fair Value
(In thousands)	Notional Amount(1)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate contract	$150,000	$59	$—
Forward foreign exchange contracts	207,515	—	1,521
Total derivatives designated as hedging instruments		59	1,521
Derivatives not designated as hedging instruments
Interest rate contracts	6,140,464	248,208	14,681
Risk participation agreements	470,670	62	125
Forward foreign exchange contracts	90,647	11	865
Interest rate lock commitments	447,278	14,565	4
Forward loan sales commitments	535,244	37	3,411
Power Equity CD	16,752	459	459
Swap agreement	12,652	—	66
Total derivatives not designated as hedging instruments		263,342	19,611
Total derivatives before netting		263,401	21,132
Netting(2)		(52)	(1,876)
Total derivatives, net		$263,349	$19,256
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

	At March 31, 2021
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$164,438	$—	$164,438
Risk participation agreements	27	—	27
Forward foreign exchange contracts	1,193	(570)	623
Interest rate lock commitments	7,073	(166)	6,907
Forward loan sales commitments	5,560	(45)	5,515
Power Equity CDs	300		300
Total derivative assets	$178,591	$(781)	$177,810
Derivative liabilities
Interest rate contracts	$21,945	$—	$21,945
Risk participation agreements	63	—	63
Forward foreign exchange contracts	1,505	(130)	1,375
Interest rate lock commitments	166	(166)	—
Forward loan sales commitments	45	(45)	—
Power Equity CDs	300		300
Swap agreement	286	(286)	—
Total derivative liabilities	$24,310	$(627)	$23,683
(1)Includes the amounts with counterparties subject to enforceable master netting arrangements that have been offset in the Consolidated Statements of Financial Condition.

	At December 31, 2020
(In thousands)	Gross Amounts Recognized	Gross Amounts Offset(1)	Net Amount Presented
Derivative assets
Interest rate contracts	$248,267	$—	$248,267
Risk participation agreements	62	—	62
Forward foreign exchange contracts	11	(11)	—
Interest rate lock commitments	14,565	(4)	14,561
Forward loan sales commitments	37	(37)	—
Power Equity CDs	459	—	459
Total derivative assets	$263,401	$(52)	$263,349
Derivative liabilities
Interest rate contracts	$14,681	$—	$14,681
Risk participation agreements	125	—	125
Forward foreign exchange contracts	2,386	(1,769)	617
Interest rate lock commitments	4	(4)	—
Forward loan sales commitments	3,411	(37)	3,374
Power Equity CD	459	—	459
Swap agreement	66	(66)	—
Total derivative liabilities	$21,132	$(1,876)	$19,256
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

Derivatives Designated as Hedging Instruments

Interest rate contract: The carrying amount of the hedged subordinated debt, including the cumulative basis adjustment related to the application of fair value hedge accounting, is recorded in long-term borrowings on the Consolidated Statements of Financial Condition and was as follows:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
(In thousands)	At March 31, 2021	At December 31, 2020	At March 31, 2021	At December 31, 2020
Subordinated bank note - 2025	$156,829	$159,888	$7,857	$10,975

The following table summarizes the effect of fair value hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Statement of income line where the gain (loss) on the fair value hedge was recorded:
Interest expense on borrowings	$10,019	$26,492
Gain (loss) on interest rate contract (fair value hedge)
Hedged item	3,118	(8,830)
Derivative designated as a hedging instrument	(3,176)	8,936
Gain (loss) on interest rate contract recognized in interest expense on borrowings	$(58)	$106

Forward foreign exchange contracts: The effect of net investment hedges on accumulated other comprehensive income was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Forward foreign exchange contracts	$(2,046)	$13,695

Derivatives Not Designated as Hedging Instruments Certain other interest rate contracts, forward foreign exchange contracts, interest rate lock commitments and other contracts have not been designated as hedging instruments. The effect of these derivatives on the Consolidated Statements of Income was as follows:

		Three Months Ended March 31,
(In thousands)	Location of Gain (Loss)	2021	2020
Interest rate contracts	Other noninterest income	$255	$1,662
Risk participation agreements	Other noninterest expense	1,607	4,326
Forward foreign exchange contracts	Other noninterest expense	10	18,713
Interest rate lock commitments	Mortgage banking income	(7,189)	10,378
Forward loan sales commitments	Mortgage banking income	8,889	(8,545)
Swap agreement	Other noninterest income	(288)	(1)
Net gain (loss) recognized		$3,284	$26,533

At March 31, 2021 and December 31, 2020, credit risk-related contingent features existed on forward foreign exchange contracts with a notional value of $26.8 million and $35.0 million, respectively. In the event the Corporation is rated less than BB- by Standard and Poor's, the contracts could be terminated or the Corporation may be required to provide approximately $535 thousand and $699 thousand in additional collateral at March 31, 2021 and December 31, 2020, respectively. There were no forward foreign exchange contracts containing credit risk-related features in a liability position at both March 31, 2021 and December 31, 2020.

At March 31, 2021, the Corporation had posted $65.9 million and $340 thousand of cash collateral related to its interest rate contracts and forward foreign exchange contracts, respectively, and received $440 thousand of cash collateral related to its forward foreign exchange contracts.

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

Swap Agreement: The Corporation's swap agreement related to the sale of Legacy TCF's Visa Class B stock is categorized as Level 3. The fair value of the swap agreement is based on the Corporation's estimated exposure related to the Visa covered litigation through a probability analysis of the funding and estimated settlement amounts.

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

The balances of assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities available-for-sale	$—	$8,403,321	$467	$8,403,788
Loans held-for-sale	—	107,417	—	107,417
Interest-only strips	—	—	6,737	6,737
Derivative assets:(1)
Interest rate contracts	—	164,438	—	164,438
Risk participation agreements	—	27	—	27
Forward foreign exchange contracts	—	1,193	—	1,193
Interest rate lock commitments	—	7,073	—	7,073
Forward loan sales commitments	—	5,560	—	5,560
Power Equity CDs	—	300	—	300
Total derivative assets	—	178,591	—	178,591
Assets held in trust for deferred compensation plans	49,669	—	—	49,669
Total assets at fair value	$49,669	$8,689,329	$7,204	$8,746,202
Liabilities
Derivative liabilities:(1)
Interest rate contracts	$—	$21,945	$—	$21,945
Risk participation agreements	—	63	—	63
Forward foreign exchange contracts	—	1,505	—	1,505
Interest rate lock commitments	—	166	—	166
Forward loan sales commitments	—	45	—	45
Power Equity CDs	—	300	—	300
Swap agreement	—	—	286	286
Total derivative liabilities	—	24,024	286	24,310
Liabilities held in trust for deferred compensation plans	49,669	—	—	49,669
Total liabilities at fair value	$49,669	$24,024	$286	$73,979
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis were as follows:

(In thousands)	Investment securities available-for-sale	Interest-only strips	Swap agreement
At or For the Three Months Ended March 31, 2021
Asset (liability) balance, beginning of period	$504	$7,823	$(66)
Total net gains (losses) included in:
Net income	—	144	—
Other comprehensive income (loss)	(37)	(181)	—
Originations	—	—	(288)
Principal paydowns / settlements	—	(1,049)	68
Asset (liability) balance, end of period	$467	$6,737	$(286)
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$(37)	$(181)	$—
At or For the Three Months Ended March 31, 2020
Asset (liability) balance, beginning of period	$433	$12,813	$(356)
Total net gains (losses) included in:
Net income	1	159	(1)
Other comprehensive income (loss)	(31)	(348)	—
Principal paydowns / settlements	—	(1,673)	71
Asset (liability) balance, end of period	$403	$10,951	$(286)
Unrealized gains (losses) included in other comprehensive income for assets held at the end of the period	$(31)	$(348)	$—

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The following is a discussion of the valuation methodologies used to record assets and liabilities at fair value on a non-recurring basis.

Loans and Leases: Loans and leases for which repayment is expected to be provided solely by the value of the underlying collateral, categorized as Level 3 and recorded at fair value on a non-recurring basis, are valued based on the fair value of that collateral less estimated selling costs. The fair value of the collateral is determined based on internal estimates and/or assessments provided by third-party appraisers and the valuation relies on discount rates of 10%.

Loan servicing rights: The fair value of loan servicing rights, categorized as Level 3, is based on a third party valuation model utilizing a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management. The valuation relies on discount rates ranging from 10% to 15% and prepayment speeds ranging from 8% to 43%. Loan servicing rights are recorded at the lower of cost or fair value.

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

The balances of assets measured at fair value on a non-recurring basis were as follows. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020.

(In thousands)	Level 1	Level 2	Level 3	Total
At March 31, 2021
Loans and leases	$—	$—	$602,723	$602,723
Loan servicing rights	—	—	44,151	44,151
Other real estate owned	—	—	14,072	14,072
Repossessed and returned assets	—	6,348	—	6,348
Total non-recurring fair value measurements	$—	$6,348	$660,946	$667,294
At December 31, 2020
Loans and leases	$—	$—	$592,133	$592,133
Loan servicing rights	—	—	38,303	38,303
Other real estate owned	—	—	14,575	14,575
Repossessed and returned assets	—	7,332	—	7,332
Total non-recurring fair value measurements	$—	$7,332	$645,011	$652,343

Fair Value Option

The Corporation has elected the fair value option for residential mortgage loans held-for-sale. This election facilitates the offsetting of changes in fair value of the loans held-for-sale and the derivative financial instruments used to economically hedge them. The difference between the aggregate fair value and aggregate unpaid principal balance of these loans held-for-sale was as follows:

(In thousands)	March 31, 2021	December 31, 2020
Fair value carrying amount	$107,417	$221,784
Aggregate unpaid principal amount	105,019	210,311
Fair value carrying amount less aggregate unpaid principal	$2,398	$11,473

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding and gains and losses on the related loan commitment prior to funding. No loans recorded under the fair value option were delinquent or on nonaccrual status at March 31, 2021 and December 31, 2020. The net gain from initial measurement of the loans held-for-sale, any subsequent changes in fair value while the loans are outstanding and any actual adjustment to the gains realized upon sales of the loans totaled $9.5 million for the three months ended March 31, 2021 and $15.2 million for the same period in 2020, and are included in mortgage banking income. These amounts exclude the impacts from the interest rate lock commitments and forward loan sales commitments which are also included in mortgage banking income.

Disclosures about Fair Value of Financial Instruments

Management discloses the estimated fair value of financial instruments, including assets and liabilities on and off the Consolidated Statements of Financial Condition, for which it is practicable to estimate fair value. These fair value estimates were made at March 31, 2021 and December 31, 2020 based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or a liability could be settled. However, given there is no active market or observable market transactions for many of TCF's financial instruments, the estimates of fair value are subjective in nature, involve uncertainties and include matters of significant judgment. Changes in assumptions could significantly affect the estimated values.

The carrying amounts and estimated fair values of the financial instruments, excluding short-term financial assets and liabilities as their carrying amounts approximate fair value, and financial instruments recorded at fair value on a recurring basis, are included below. This information represents only a portion of the Consolidated Statements of Financial Condition not recorded in their entirety on a recurring basis and not the estimated value of the Corporation as a whole. Non-financial instruments such as the intangible value of the Corporation's banking centers and core deposits, leasing operations, goodwill, premises and equipment and the future revenues from the Corporation's customers are not reflected in this disclosure. Therefore, this information is of limited use in assessing the value of the Corporation.

	At March 31, 2021
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$358,414	$—	$358,414	$—	$358,414
Investment securities held-to-maturity	209,778	—	208,784	3,627	212,411
Loans and leases held-for-sale	232	—	—	233	233
Net loans(1)	32,806,406	—	—	32,983,379	32,983,379
Securitization receivable(2)	19,992	—	—	19,992	19,992
Deferred fees on commitments to extend credit(2)	18,477	—	18,477	—	18,477
Total financial instrument assets	$33,413,299	$—	$585,675	$33,007,231	$33,592,906
Financial instrument liabilities
Certificates of deposits	$4,665,211	$—	$4,670,257	$—	$4,670,257
Long-term borrowings	1,518,816	—	1,562,225	—	1,562,225
Total financial instrument liabilities	$6,184,027	$—	$6,232,482	$—	$6,232,482
(1)Expected credit losses are included in the carrying amount and estimated fair value.
(2)Carrying amounts are included in other assets.

	At December 31, 2020
	Carrying	Estimated Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial instrument assets
FHLB and FRB stocks	$320,436	$—	$320,436	$—	$320,436
Investment securities held-to-maturity	184,359	—	190,141	3,413	193,554
Loans held-for-sale	244	—	—	248	248
Net loans(1)	31,164,287	—	—	31,434,749	31,434,749
Securitization receivable(2)	19,949	—	—	19,916	19,916
Deferred fees on commitments to extend credit(2)	20,002	—	20,002	—	20,002
Total financial instrument assets	$31,709,277	$—	$530,579	$31,458,326	$31,988,905
Financial instrument liabilities
Certificates of deposits	$5,524,381	$—	$5,534,751	$—	$5,534,751
Long-term borrowings	1,374,732	—	1,416,355	—	1,416,355
Total financial instrument liabilities	$6,899,113	$—	$6,951,106	$—	$6,951,106
(1)Expected credit losses are included in the carrying amount and estimated fair value.
(2)Carrying amounts are included in other assets.

Note 17. Revenue from Contracts with Customers

The Corporation earns revenue from various sources, including interest and fees from customers and noncustomers. The majority of the sources of revenue are included in interest income and noninterest income and are outside of the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). Other sources of revenue fall within the scope of ASC 606 and are mostly included in noninterest income.

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

•Wealth Management Revenue Wealth management revenue includes fee income generated from personal and institutional customers and investment management services. Revenue is recognized over the period of time the services are rendered. Wealth management revenue also includes commissions that are earned for placing a brokerage transaction for execution. Revenue is recognized once the transaction is completed and the Corporation is entitled to receive consideration.

•Card and ATM Revenue Card and ATM revenue includes ATM surcharges and debit card related revenue. ATM surcharges and certain debit card fees are transaction based and the performance obligation is satisfied with related revenue recognized at the point in time when the transaction occurs. Other debit card fees satisfied over a period of time are recognized over the period in which the service is provided.

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

	Three Months Ended March 31, 2021
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$22,560	$3,007	$—	$328	$25,895
Wealth management revenue	1,919	—	—	5,025	6,944
Card and ATM revenue	21,214	29	—	3,418	24,661
Other noninterest income	1,755	1,785	30	70,990	74,560
Total	$47,448	$4,821	$30	$79,761	$132,060

	Three Months Ended March 31, 2020
	Within the scope of ASC 606			Out of scope of ASC 606	Total
(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services
Noninterest income
Fees and service charges on deposit accounts	$31,828	$2,555	$—	$214	$34,597
Wealth management revenue	1,110	—	—	5,041	6,151
Card and ATM revenue	19,182	2	—	2,501	21,685
Other noninterest income	1,004	2,405	359	70,762	74,530
Total	$53,124	$4,962	$359	$78,518	$136,963

Contract Balances A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity's obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Noninterest income is largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is most often received immediately or shortly after the Corporation satisfies its performance obligation and revenue is recognized. The Corporation does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances.

Note 18. Share-based Compensation

The Corporation maintains share-based compensation plans under which it periodically grants share-based awards for a fixed number of shares to directors and certain officers of the Corporation.

Before the TCF/Chemical Merger, Chemical and Legacy TCF granted share-based awards under their respective share-based compensation plans, including the Chemical Stock Incentive Plan of 2019 (the "Stock Incentive Plan of 2019") and the TCF Financial 2015 Omnibus Incentive Plan (the "Legacy TCF Omnibus Incentive Plan"). At March 31, 2021, there were 1,029,723 shares reserved for issuance under the Legacy TCF Omnibus Incentive Plan and there were 639,366 shares reserved for issuance under the Stock Incentive Plan of 2019.

The fair value of share-based awards is recognized as compensation expense over the requisite service or performance period. Compensation expense for share-based awards, including the merger-related share-based compensation expense was $6.2 million for the three months ended March 31, 2021 and $4.7 million for the same period in 2020. The excess tax realized from share-based compensation transactions during the three months ended March 31, 2021 was a benefit of $161 thousand and a benefit of $677 thousand for the same period in 2020.

Restricted Stock Units

The Corporation can grant performance-based restricted stock units ("PRSUs") and time-based restricted stock units ("TRSUs") (collectively referred to as "RSUs") under the Stock Incentive Plan of 2019 and the Legacy TCF Omnibus Incentive Plan; provided, that, RSUs granted under the Legacy TCF Omnibus Incentive Plan may only be granted to new employees hired after the merger or employees who previously were employees of Legacy TCF. At March 31, 2021, there were 306,190 PRSUs outstanding dependent on achieving certain performance target levels and the grantee completing the requisite service period. The TRSUs vest upon satisfaction of a service condition. Upon achievement of the satisfaction of a service condition and/or performance target level, as applicable, the TRSUs are converted into shares of TCF Financial's common stock on a one-to-one basis and the PRSUs are converted into shares of TCF Financial's common stock in accordance with the achievement of the performance target (ranging from 0% to 150% of the granted PRSUs). Compensation expense related to RSUs is recognized over the expected requisite performance or service period, as applicable.
A summary of the activity for RSUs at and for the three months ended March 31, 2021 is presented below:

	Number of Units	Weighted-average Grant Date Fair Value Per Unit
Outstanding at December 31, 2020	2,015,514	$31.25
Granted	686,885	47.41
Forfeited/canceled	(56,707)	32.93
Vested	(121,476)	45.07
Outstanding at March 31, 2021	2,524,216	$34.94

Unrecognized compensation expense related to RSUs totaled $66.8 million at March 31, 2021 and is expected to be recognized over the remaining weighted-average period of 3.1 years.

Restricted Stock Awards

The Corporation's restricted stock award transactions were as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value Per Award
Outstanding at December 31, 2020	505,162	$38.57
Granted	27,417	47.41
Forfeited/canceled	(3,983)	40.48
Vested	(50,264)	40.38
Outstanding at March 31, 2021	478,332	$38.88

At March 31, 2021, there were no shares of performance-based restricted stock awards outstanding. Unrecognized stock compensation expense for restricted stock awards was $7.9 million at March 31, 2021 with a weighted-average remaining amortization period of 1.6 years.

The following table provides information regarding total expense for restricted stock awards:

	Three Months Ended March 31,
(In thousands)	2021	2020
Restricted stock expense related to employees(1)	$5,692	$4,724
Restricted stock expense related to directors(2)	470	—
Total restricted stock expense	$6,162	$4,724
(1)Included in "Compensation and employee benefits" in the Consolidated Statements of Income.
(2)Included in "Other noninterest expense" in the Consolidated Statements of Income.

Stock Options

A summary of activity for the Corporation's stock options at and for the three months ended March 31, 2021 is presented below:

	Non-Vested Stock Options Outstanding		Stock Options Outstanding
	Number of Options	Weighted-average Exercise Price	Number of Options	Weighted-average Exercise Price
Outstanding at December 31, 2020	55,722	$41.23	401,636	$31.69
Exercised	—	—	(156,347)	27.74
Forfeited/canceled	(135)	53.72	—	—
Vested	(43,272)	38.00	43,272	38.00
Outstanding at March 31, 2021	12,315	$52.46	288,561	$35.05
Exercisable/vested at March 31, 2021			288,561	$35.05

The weighted-average remaining contractual term was 4.3 years for all outstanding stock options and 4.2 years for exercisable stock options at March 31, 2021.

Note 19. Earnings Per Common Share

The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Basic earnings per common share
Net income attributable to TCF Financial Corporation	$123,336	$51,899
Preferred stock dividends	2,493	2,493
Net income available to common shareholders	120,843	49,406
Less: Earnings allocated to participating securities	—	—
Earnings allocated to common stock	$120,843	$49,406
Weighted-average common shares outstanding used in basic earnings per common share calculation	152,159,117	151,902,357
Basic earnings per common share	$0.79	$0.33
Diluted earnings per common share
Earnings allocated to common stock	$120,843	$49,406
Weighted-average common shares outstanding used in basic earnings per common share calculation	152,159,117	151,902,357
Net dilutive effect of:
Non-participating restricted stock	279,308	83,580
Stock options	102,262	128,080
Weighted-average common shares outstanding used in diluted earnings per common share calculation	152,540,687	152,114,017
Diluted earnings per common share	$0.79	$0.32
Anti-dilutive shares outstanding not included in the computation of diluted earnings per common share
Non-participating restricted stock	324,514	1,173,331
Stock options	74,376	90,144

Note 20. Other Noninterest Income and Expense

Other noninterest income and expense was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Other Noninterest Income
Interest rate swap mark-to-market adjustment	$1,863	$5,988
Other	9,192	21,739
Total other noninterest income	$11,055	$27,727

Other Noninterest Expense
Outside processing	$16,730	$13,913
Loan and lease expense	7,185	7,783
Professional fees	9,073	6,569
Advertising and marketing	6,879	8,377
FDIC insurance	5,688	6,559
Card processing and issuance costs	4,274	8,690
Other	35,414	36,855
Total other noninterest expense	$85,243	$88,746

Note 21. Reportable Segments

The Corporation's reportable segments are Consumer Banking, Commercial Banking and Enterprise Services. Consumer Banking is comprised of all of the Corporation's consumer-facing businesses and includes retail banking, consumer lending, wealth management and small business banking. Commercial Banking is comprised of commercial and industrial and commercial real estate banking and lease financing. Enterprise Services is comprised of (i) corporate treasury, which includes the Corporation's investment and borrowing portfolios and management of capital, debt and market risks, (ii) corporate functions, such as information technology, risk and credit management, bank operations, finance, investor relations, corporate development, internal audit, legal and human capital management that provide services to the operating segments, (iii) the Holding Company and (iv) eliminations.

The Corporation evaluates performance and allocates resources based on each reportable segment's net income or loss. The reportable segments follow GAAP as described in "Note 1. Basis of Presentation," except for the accounting for intercompany interest income and interest expense, which are eliminated in consolidation and presenting net interest income on a fully-taxable equivalent basis. The Corporation generally accounts for inter-segment sales and transfers at cost.

Certain information for each of the Corporation's reportable segments, including reconciliations of the consolidated totals, was as follows:

(In thousands)	Consumer Banking	Commercial Banking	Enterprise Services	Consolidated
At or For the Three Months Ended March 31, 2021
Net interest income	$199,374	$174,018	$8,435	$381,827
Provision (benefit) for credit losses	4,101	16,455	—	20,556
Net interest income after provision for credit losses	195,273	157,563	8,435	361,271
Noninterest income	81,390	49,016	1,654	132,060
Noninterest expense	212,304	110,630	25,748	348,682
Income (loss) before income tax expense (benefit)	64,359	95,949	(15,659)	144,649
Income tax expense (benefit)	13,401	19,568	(13,429)	19,540
Income (loss) after income tax expense (benefit)	50,958	76,381	(2,230)	125,109
Income attributable to non-controlling interest	—	1,773	—	1,773
Preferred stock dividends	—	—	2,493	2,493
Net income (loss) available to common shareholders	50,958	74,608	(4,723)	120,843
Total assets	$13,699,477	$25,941,038	$9,819,036	$49,459,551
At or For the Three Months Ended March 31, 2020
Net interest income	$193,832	$185,986	$21,663	$401,481
Provision for credit losses	44,369	52,574	—	96,943
Net interest income after provision for credit losses	149,463	133,412	21,663	304,538
Noninterest income	81,414	55,773	(224)	136,963
Noninterest expense	228,859	114,455	31,285	374,599
Income (loss) before income tax expense (benefit)	2,018	74,730	(9,846)	66,902
Income tax expense (benefit)	1,982	16,306	(5,202)	13,086
Income (loss) after income tax expense (benefit)	36	58,424	(4,644)	53,816
Income attributable to non-controlling interest	—	1,917	—	1,917
Preferred stock dividends	—	—	2,493	2,493
Net income (loss) available to common shareholders	36	56,507	(7,137)	49,406
Total assets	$14,463,055	$24,859,839	$9,271,489	$48,594,383

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

Financial instruments with off-balance sheet risk were as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
Commitments to extend credit:
Commercial	$4,441,962	$4,396,191
Consumer	2,113,311	2,126,327
Total commitments to extend credit	6,555,273	6,522,518
Standby letters of credit and guarantees on industrial revenue bonds	120,779	114,636
Total	$6,676,052	$6,637,154

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

Contingencies and Guarantees The Corporation has originated and sold certain loans, and additionally acquired the potential liability for loans originated and sold by merged or acquired entities, for which the buyer has limited recourse to the Corporation in the event the loans do not perform as specified in the agreements. These loans had an outstanding balance of $6.8 million and $7.0 million at March 31, 2021 and December 31, 2020, respectively. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of nonperformance by the borrower totaled $6.8 million and $7.0 million at March 31, 2021 and December 31, 2020, respectively. In the event of nonperformance, the Corporation has rights to the underlying collateral securing the loans. At both March 31, 2021 and December 31, 2020 there was no recorded liability.

In addition, the Corporation acquired certain Small Business Administration ("SBA") guaranteed loans in which the guaranteed portion had been sold to a third party investor. In the event these loans default and the SBA guaranty is no longer intact (i.e. an issue is found to have occurred during the origination or the liquidation of the loans) the Corporation would be liable to make the loan whole to the third party investor. The maximum potential amount of undiscounted future payments that the Corporation could be required to make in the event of default by the borrower was $12.7 million and $13.2 million at March 31, 2021 and December 31, 2020, respectively. In the event of default, the Corporation has rights to the underlying collateral securing the loans. At both March 31, 2021 and December 31, 2020, the Corporation had recorded a liability of $829 thousand in other liabilities.

Representations, Warranties and Contractual Liabilities In connection with the Corporation's residential mortgage loan sales, and the historical sales of merged or acquired entities, the Corporation makes certain representations and warranties that the loans meet certain criteria, such as collateral type, underwriting standards and the manner in which the loans will be serviced. The Corporation may be required to repurchase individual loans and/or indemnify the purchaser against losses if the loan fails to meet established criteria. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or the failure to obtain valid title. At March 31, 2021 and December 31, 2020 the liability recorded in connection with these representations and warranties was $3.0 million and $3.6 million, respectively, included in other liabilities.

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

As previously disclosed, following the announcement of our proposed merger with Huntington, ten lawsuits challenging the merger were filed alleging, among other things, that the defendants, including TCF, caused a materially incomplete and misleading joint proxy statement/prospectus relating to the proposed merger to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and/or in breach of their fiduciary obligations under state law. We refer to the ten lawsuits collectively as the “Merger Litigation.”

TCF and Huntington believe that the claims asserted in the Merger Litigation, including those related to breaches of law or fiduciary duties to shareholders, are without merit and supplemental disclosures are not required or necessary under applicable laws. However, in order to avoid the risk that the Merger Litigation would delay or otherwise adversely affect the merger, and to minimize the costs, risks and uncertainties inherent in defending the lawsuits, and without admitting any liability or wrongdoing, TCF and Huntington agreed to supplement the joint proxy statement/prospectus as described in our Current Report on Form 8-K filed with the SEC on March 12, 2021, and plaintiffs in the Merger Litigation agreed to dismiss their complaints as moot. In the Garfield and Bushansky actions, which were filed as a putative class action, such dismissal was agreed to be with prejudice as to the named plaintiff only and without prejudice to all other members of the putative class. The Stein and Garfield cases were voluntarily dismissed on March 15, 2021, the Curtis case was voluntarily dismissed on March 12, 2021, and the Gallo case was voluntarily dismissed on March 16, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

Any statements contained in this Quarterly Report on Form 10-Q regarding the outlook for the Corporation's businesses and their respective markets, such as projections of future performance, targets, guidance, statements of the Corporation's plans and objectives, forecasts of market trends and other matters are forward-looking statements based on the Corporation's assumptions and beliefs. Such statements may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "will benefit," "is anticipated," "estimate," "project," "management believes" or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements, and no assurance can be given that the results in any forward-looking statement will be achieved. For these statements, TCF claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.
These statements include, among others, statements related to: our strategic plan to develop customer relationships that will drive core deposit growth and stability, management's belief that our commercial and commercial real estate loan portfolios are generally well-secured, the impact of projected changes in net interest income assuming changes to short-term market interest rates, statements regarding our risk exposure, statements related to our planned merger with Huntington, including statements related to the anticipated effects on results of operations and financial condition from expected developments. All statements referencing future time periods are forward-looking.
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

Certain factors could cause the Corporation's future results to differ materially from those expressed or implied in any forward-looking statements contained herein. These factors include the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K under the heading "Risk Factors", the factors discussed below and any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statements. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive: macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, financial markets and consumer and corporate customers and clients, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including TCF; a failure to manage credit risk; cyber-security breaches involving us or third parties, hacking, denial of service, loss or theft of information, or other cyber-attacks that disrupt TCF's business operations or damage its reputation; adverse developments affecting TCF's banking centers; inability to successfully execute on TCF's growth strategy through business combinations or expanding existing business relationships; calculating an allowance for loan and lease losses insufficient to absorb actual losses in our loan and lease portfolio; adverse effects related to competition from traditional competitors, non-bank providers of financial services and new technologies; technological difficulties, including those related to system upgrades or the failure to keep pace with technological changes in response to customer demands; risks related to developing new products, markets or lines of business; adverse political or economic conditions; risks related to TCF's loan origination and sales activity; lack of access to liquidity or ability to raise capital that isn’t dilutive; adverse changes in monetary, fiscal or tax policies; litigation or government enforcement actions; heightened consumer protection, supervisory or regulatory practices or requirements; deficiencies in TCF's compliance programs, risk mitigation frameworks or ineffective internal controls; dependence on accurate and complete information from customers and counterparties; the failure to attract and retain key employees; soundness of other financial institutions and other counterparty risk, including the risk of default, operational disruptions, or diminished availability of counterparties who satisfy our credit quality requirements; inability to grow deposits, increase earnings and revenue, manage operating expenses, or pay and receive dividends; interruptions, systems failures in information technology and telecommunications systems failures of third-party services; deficiencies in TCF's quantitative models; the effect of any negative publicity or reputational damage; changes in accounting standards or interpretations of existing standards; adverse federal, state or foreign tax assessments; and the effects of man-made and natural disasters, any of which may negatively affect our operations and/or our customers.
This report also contains forward-looking statements regarding TCF's outlook or expectations with respect to the planned merger with Huntington. Examples of forward-looking statements include, but are not limited to, statements regarding the outlook and expectations of TCF and Huntington with respect to the planned merger, the strategic benefits and financial benefits of the merger, including the expected impact of the merger on the combined corporation's future financial performance including the timing of the closing of the transaction. Such risks, uncertainties and assumptions, include, among others, the following:
•the failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect TCF or Huntington or the expected benefits of the merger);
•the failure of either TCF or Huntington to satisfy any of the other closing conditions to the merger on a timely basis or at all;
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
•the outcome of any legal proceedings that may be instituted against TCF or Huntington;

•the integration of the businesses and operations of TCF and Huntington, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to our existing businesses
•business disruptions following the merger; and
•other factors that may affect future results of TCF and Huntington including changes in asset quality and credit risk; the inability to grow revenue and earnings; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

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

Through our wholly-owned bank subsidiary, TCF National Bank, a national banking association ("TCF Bank") with its main office in Sioux Falls, South Dakota, we provide a full range of consumer-facing and commercial services, including consumer and commercial banking, trust and wealth management, and specialty leasing and lending products and services to consumers, small businesses and commercial customers. As of March 31, 2021, TCF had approximately 475 banking centers primarily located in Michigan, Illinois and Minnesota with additional locations in Colorado, Ohio, Wisconsin and South Dakota (our "primary banking markets"). We also conduct business across all 50 states, Canada, New Zealand and Australia through our specialty lending and leasing businesses.

References herein to "TCF Financial" or the "Holding Company" refer to TCF Financial Corporation on an unconsolidated basis. TCF Financial Corporation (together with its direct and indirect subsidiaries), are referred to as "we," "us," "our," "TCF" or the "Corporation".

Business Overview

Net interest income, the difference between interest income earned on loans and leases, investments securities and other earning assets (interest income) and interest paid on deposits and borrowings (interest expense), represented 74.3% of our total revenue for the three months ended March 31, 2021, compared to 74.6% of our total revenue for the three months ended March 31, 2020. Net interest income can change significantly from period to period based on interest rates, customer prepayment patterns and the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities. We manage the risk of changes in interest rates on our net interest income through TCF's Asset & Liability Committee ("ALCO") and through related interest rate risk monitoring and management policies. See "Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

Noninterest income is a significant source of our revenue and an important component of our results of operations. The significant components of noninterest income are leasing revenue, fees and service charges on deposit accounts, card and ATM revenue, mortgage banking income, wealth management revenue and net gains on sales of loans and leases. Leasing revenue generates noninterest income primarily from operating and sales-type leases. Primary drivers of fees and service charges include the number of customers we attract, the customers' level of engagement and the frequency with which the customer uses our solutions. Mortgage banking earns fee income from the origination and servicing of residential loans, and recognizes gains or losses from the sale of those loans. Providing a wide range of consumer banking services is an integral component of our business philosophy.

Proposed Merger with Huntington Bancshares Incorporated

TCF and Huntington Bancshares Incorporated ("Huntington") have entered into an Agreement and Plan of Merger, dated as of December 13, 2020. Under the terms of the agreement, the combined company will have dual headquarters for banking operations in Detroit, Michigan and Columbus, Ohio. Immediately following the merger, TCF Bank will merge with and into The Huntington National Bank, with The Huntington National Bank as the surviving bank. The merger agreement was approved by the boards of directors and the shareholders of TCF and Huntington, and is subject to regulatory approval and other customary closing conditions. The transaction is anticipated to close in the second quarter of 2021. The transaction is discussed in more detail in "Note 2. Business Combinations" of the Notes to Consolidated Financial Statements. Also see Part I, Item 1A, "Risk Factors - Strategic Risks - We face risks and uncertainties related to our proposed merger with Huntington and Failure to complete our proposed merger with Huntington could negatively impact our business, financial results and stock price" in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion.

The following portions of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") focus in more detail on the results of operations for the three months ended March 31, 2021 and the three months ended March 31, 2020 and on information about our financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing in this report and the Consolidated Financial Statements and related notes and disclosures in our 2020 Annual Report on Form 10-K.

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

We have identified the determination of the allowance for credit losses (loans and leases and unfunded lending commitments), accounting for business combinations (including fair value of purchased loans and leases and core deposit intangibles), and the evaluation of goodwill impairment to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider them to be critical accounting estimates and discuss them directly with the Audit Committee of our Board of Directors.

Our significant accounting policies are more fully described in "Note 2. Summary of Significant Accounting Policies" and our critical accounting estimates are more fully described in the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Result of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

	For the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2021	March 31, 2020
Consolidated Income:
Interest income	$405,632	$495,392
Interest expense	23,805	93,911
Net interest income	381,827	401,481
Noninterest income	132,060	136,963
Total revenue	513,887	538,444
Provision for credit losses	20,556	96,943
Noninterest expense	348,682	374,599
Income before income tax expense	144,649	66,902
Income tax expense	19,540	13,086
Income attributable to non-controlling interest	1,773	1,917
Net income attributable to TCF	123,336	51,899
Preferred stock dividends	2,493	2,493
Net income available to common shareholders	$120,843	$49,406
Earnings per common share:
Basic	$0.79	$0.33
Diluted	0.79	0.32
Financial Ratios:
Return on average assets ("ROAA")(1)	1.03%	0.46%
Return on average common equity ("ROACE")(1)	8.78	3.64
Return on average tangible common equity ("ROATCE")(1)(2)	12.51	5.42
Net interest margin	3.45	3.73
Net interest margin (FTE)(1)(2)(3)(4)	3.47	3.76
Dividend payout ratio	44.30	109.38
Efficiency ratio	67.85	69.57
Credit Quality Ratios:
Net charge-offs as a percentage of average loans and leases(1)	0.49	0.06
Adjusted Financial Results (non-GAAP):
Adjusted net income attributable to TCF(2)	$130,074	$89,855
Adjusted diluted earnings per common share(2)	$0.84	$0.57
Adjusted ROAA(1)(2)	1.08%	0.78%
Adjusted ROACE(1)(2)	9.27	6.43
Adjusted ROATCE(1)(2)	13.18	9.24
Adjusted efficiency ratio (non-GAAP)(2)	62.69	58.24
(1)Annualized.
(2)See section entitled "Non-GAAP Financial Measures" for further information.
(3)Net interest income on a fully-taxable equivalent ("FTE") basis divided by average interest-earning assets.
(4)Presented on a FTE basis using a 21% tax rate for each period presented.

(Dollars in thousands)	At March 31, 2021	At December 31, 2020
Consolidated Financial Condition:
Loans and leases	$36,221,019	$34,466,408
Total assets	49,459,551	47,802,487
Deposits	39,786,814	38,856,319
Borrowings	2,944,899	1,992,095
Total equity	5,591,771	5,689,297
Financial Ratios:
Common equity to assets	10.91%	11.51%
Tangible common equity as a percent of tangible assets (non-GAAP)(1)	8.06	8.72
Total risk-based capital ratio	13.47	14.03
Book value per common share	$35.33	$36.06
Tangible book value per common share (non-GAAP)(1)	25.31	26.49
Credit Quality Ratios:
Nonaccrual loans and leases as a percentage of total loans and leases	1.87%	1.97%
Nonperforming assets as a percentage of total loans and leases and other real estate owned	1.96	2.06
Allowance for loan and lease losses as a percentage of total nonaccrual loans and leases	74.44	77.64
Allowance for credit losses as a percentage of total nonaccrual loans and leases	77.67	81.08
Allowance for loan and lease losses as a percentage of total loans and leases	1.39	1.53
Allowance for credit losses as a percentage of total loans and leases	1.45	1.59
(1)See section entitled "Non-GAAP Financial Measures" for further information.

Results of Operations

Performance Summary We reported net income of $123.3 million for the three months ended March 31, 2021, compared to $51.9 million for the three months ended March 31, 2020. Merger-related expenses included in net income totaled $16.2 million for the three months ended March 31, 2021, and $36.7 million for the three months ended, March 31, 2020. Notable items, on a pre-tax basis, for the three months ended March 31, 2021 included $7.6 million loan servicing rights recovery of impairment. Notable items, for the three months ended March 31, 2020, included $8.2 million of loan servicing rights impairment and a $3.1 million net loss on transfer of Legacy TCF auto finance portfolio to held-for-sale. Adjusted net income, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, net of tax, was $130.1 million for the three months ended March 31, 2021, compared to $89.9 million for the three months ended March 31, 2020. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

We reported diluted earnings per common share of $0.79 for the three months ended March 31, 2021, compared to $0.32 for the three months ended March 31, 2020. Adjusted diluted earnings per common share, a non-GAAP financial measure that excludes merger-related expenses and notable items was $0.84 for the three months ended March 31, 2021, compared to $0.57 for the three months ended March 31, 2020. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The following table provides our financial ratios and the adjusted ratios (non-GAAP), which exclude merger-related expenses and notable items.

Summary of Financial Ratios
	For the Three Months Ended		Change From
	March 31, 2021	March 31, 2020	Three Months Ended
			March 31, 2020
Return on average assets ("ROAA")(1)	1.03%	0.46%	57	bps
ROACE(1)	8.78	3.64	514
ROATCE(1)(2)	12.51	5.42	709
Efficiency ratio	67.85	69.57	(172)
Adjusted Financial Results (non-GAAP)
Adjusted ROAA(1)(2)	1.08%	0.78%	30	bps
Adjusted ROACE(1)(2)	9.27	6.43	284
Adjusted ROATCE(1)(2)	13.18	9.24	394
Adjusted efficiency ratio(2)	62.69	58.24	445
(1)Annualized.
(2)See section entitled "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Consolidated Income Statement Analysis

Net Interest Income Net interest income was $381.8 million for the three months ended March 31, 2021, compared to $401.5 million for the three months ended March 31, 2020. The decrease in net interest income for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to lower loan yields driven by the impact of the Federal Reserve's rate cuts that took place during the three months ended March 31, 2020, and a decrease in the benefit provided by purchase accounting accretion and amortization, partially offset by the impact of the PPP loans.

Net interest income on a fully-taxable equivalent ("FTE"), a non-GAAP financial measure, was $384.6 million for the three months ended March 31, 2021, compared to $404.5 million for the three months ended March 31, 2020. Net interest income (FTE) is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt loans, leases and investment securities. The presentation of net interest income (FTE) is not in accordance with GAAP but is customary in the banking industry. For further information on the calculation of net interest income (FTE), see the tables below. FTE adjustments to net interest income totaled $2.8 million for the three months ended March 31, 2021, compared to $3.0 million for the three months ended March 31, 2020. Purchase accounting accretion and amortization included in net interest income was $15.0 million for the three months ended March 31, 2021, compared to $25.3 million for the three months ended March 31, 2020. Additionally, for the three months ended March 31, 2021, net interest income included $17.8 million of interest and fee income from PPP less funding costs. Adjusted net interest income (FTE), excluding purchase accounting accretion and amortization and the impact from PPP loans, a non-GAAP financial measure, was $351.8 million for the three months ended March 31, 2021, compared to $379.2 million for the three months ended March 31, 2020. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Net interest margin was 3.45% for the three months ended March 31, 2021, compared to 3.73% for the three months ended March 31, 2020. Net interest margin (FTE), a non-GAAP financial measure, was 3.47% for the three months ended March 31, 2021, compared to 3.76% for the three months ended March 31, 2020. Net interest margin (FTE) is calculated by dividing net interest income (FTE) by average interest-earning assets, expressed as a percentage, annualized as applicable. Net interest income and net interest margin are affected by (i) changes in prevailing short- and long-term interest rates, (ii) loan, lease and deposit pricing strategies and competitive conditions, (iii) the volume and mix of interest-earning assets, noninterest-bearing deposits and interest-bearing liabilities, (iv) the level of nonaccrual loans and leases and other real estate owned, and (v) the impact of modified loans and leases. The decreases in both net interest margin and net interest margin (FTE) for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were primarily due to a decrease in the yield earned on loans and leases, impacted by the Federal Reserve's rate cuts that took place during the three months ended March 31, 2020 and a decrease in the benefit provided by purchase accounting accretion and amortization, and lower investment securities yields on higher average balances, partially offset by lower cost of funds. Adjusted net interest margin (FTE), excluding purchase accounting accretion and amortization and the impact of PPP loans, a non-GAAP financial measure, was 3.30% for the three months ended March 31, 2021, compared to 3.53% for the three months ended March 31, 2020. See the tables following for a reconciliation of net interest margin (FTE) and adjusted net interest margin (FTE) and "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The following tables present the average balances of our major categories of assets and liabilities, interest income and expense (FTE), average interest rates earned and paid on the assets and liabilities, net interest income (FTE), net interest spread (FTE) and net interest margin for the three months ended March 31, 2021 and March 31, 2020. The presentations of net interest income (FTE), net interest spread (FTE) and net interest margin (FTE) are not in accordance with GAAP but are customary in the banking industry. These non-GAAP measures ensure comparability of net interest income and net interest margin arising from both taxable and tax-exempt loans and investment securities.

	Three Months Ended
	March 31, 2021			March 31, 2020
(Dollars in thousands)	Average Balance	Interest	Yields & Rates(1)	Average Balance	Interest	Yields & Rates(1)
Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$354,019	$999	1.14%	$454,675	$3,152	2.79%
Investment securities held-to-maturity	188,824	1,085	2.30	136,277	560	1.64
Investment securities available-for-sale:
Taxable	7,203,647	37,631	2.09	5,892,006	40,360	2.74
Tax-exempt(2)(3)	646,001	4,684	2.90	773,468	5,503	2.85
Loans and leases held-for-sale	160,716	975	2.43	138,058	1,561	4.53
Loans and leases(2)(3)(4)
Commercial and industrial	12,265,082	133,510	4.37	11,827,315	160,802	5.42
Commercial real estate	9,818,737	88,377	3.60	9,291,540	117,743	5.01
Lease financing	2,849,741	34,189	4.80	2,682,323	34,156	5.09
Residential mortgage	6,219,844	53,735	3.46	6,113,279	61,379	4.02
Home equity	2,988,761	37,781	5.13	3,514,278	51,103	5.85
Consumer installment	1,191,606	14,818	5.04	1,517,412	19,742	5.23
Total loans and leases(2)(3)(4)	35,333,771	362,410	4.12	34,946,147	444,925	5.08
Interest-bearing deposits with banks and other	515,163	658	0.52	538,971	2,314	1.72
Total interest-earning assets	44,402,141	408,442	3.69	42,879,602	498,375	4.64
Other assets	4,348,617			4,105,824
Total assets	$48,750,758			$46,985,426
Liabilities and Equity:
Noninterest-bearing deposits	$11,322,059			$7,929,933
Interest-bearing deposits:
Savings	9,697,206	883	0.04	8,589,815	13,669	0.64
Certificates of deposit	5,094,423	6,757	0.54	7,329,632	33,065	1.81
Checking	7,259,029	1,442	0.08	5,990,309	5,830	0.39
Money market	5,577,424	4,704	0.34	4,792,248	14,855	1.25
Total interest-bearing deposits	27,628,082	13,786	0.20	26,702,004	67,419	1.02
Total deposits	38,950,141	13,786	0.14	34,631,937	67,419	0.78
Borrowings:
Short-term borrowings	1,228,501	833	0.27	2,689,262	10,582	1.56
Long-term borrowings	1,587,028	9,186	2.32	2,608,204	15,910	2.42
Total borrowings	2,815,529	10,019	1.42	5,297,466	26,492	1.98
Total interest-bearing liabilities	30,443,611	23,805	0.32	31,999,470	93,911	1.18
Total deposits and borrowings	41,765,670	23,805	0.23	39,929,403	93,911	0.94
Other liabilities	1,288,804			1,425,536
Total liabilities	43,054,474			41,354,939
Total TCF Financial Corporation shareholders' equity	5,673,654			5,605,159
Non-controlling interest in subsidiaries	22,630			25,328
Total equity	5,696,284			5,630,487
Total liabilities and equity	$48,750,758			$46,985,426
Net interest spread (FTE)			3.46			3.70
Net interest income (FTE) and net interest margin (FTE)		$384,637	3.47%		$404,464	3.76%
Reconciliation of Net Interest Income (FTE) and Net Interest Margin (FTE)
Net interest income and net interest margin (GAAP)		$381,827	3.45%		$401,481	3.73%
Adjustments for FTE interest
Loans and leases(2)(4)		$1,826			$1,829
Tax-exempt investment securities(2)		984			1,154
Total FTE adjustments		2,810			2,983
Net interest income (FTE) and net interest margin (FTE)		$384,637	3.47%		$404,464	3.76%
(1)Annualized
(2)Interest and yields are presented on a FTE basis.
(3)The yield on tax-exempt loans, leases and investment securities available-for-sale is computed on a FTE basis using a statutory federal income tax rate of 21%.
(4)Average balances of loans and leases include nonaccrual loans and leases and are presented net of unearned income.

Volume and Rate Variance Analysis

	Three Months Ended March 31, 2021 vs. March 31, 2020
	Increase (Decrease) Due to Changes in
(Dollars in thousands)	Average Volume(1)	Average Yield/Rate(1)	Total Change
Changes in Interest Income on Interest-Earning Assets:
Federal Home Loan Bank and Federal Reserve Bank stocks	$(585)	$(1,568)	$(2,153)
Investment securities held-to-maturity	258	267	525
Investment securities available-for-sale:
Taxable	7,952	(10,681)	(2,729)
Tax-exempt	(922)	103	(819)
Loans and leases held-for-sale	226	(812)	(586)
Loans and leases	4,761	(87,276)	(82,515)
Interest-bearing deposits with banks and other	(98)	(1,558)	(1,656)
Total interest-earning assets	$11,592	$(101,525)	$(89,933)
Changes in Interest Expense on Interest-Bearing Liabilities:
Interest-bearing deposits:
Savings	$1,537	$(14,323)	$(12,786)
Certificates of deposit	(7,933)	(18,375)	(26,308)
Checking	1,013	(5,401)	(4,388)
Money market	2,078	(12,229)	(10,151)
Interest-bearing deposits	(3,305)	(50,328)	(53,633)
Short-term borrowings	(3,868)	(5,881)	(9,749)
Long-term borrowings	(6,033)	(691)	(6,724)
Total interest-bearing liabilities	$(13,206)	$(56,900)	$(70,106)
Total change in net interest income (FTE)(2)	$24,798	$(44,625)	$(19,827)
(1)Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)FTE basis using a federal income tax rate of 21%. The presentation of net interest income on a FTE basis is not in accordance with GAAP, but is customary in the banking industry.

Provision for Credit Losses The provision for credit losses was $20.6 million for the three months ended March 31, 2021, compared to $96.9 million for the three months ended March 31, 2020. The provision for credit losses is comprised of the provision for credit losses related to loans and leases and the provision (benefit) for credit losses related to unfunded lending commitments as follows:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Provision for credit losses
Provision for credit losses related to loans and leases	$21,960	$92,990
Provision (benefit) for credit losses related to unfunded lending commitments	(1,404)	3,953
Total provision for credit losses	$20,556	$96,943

The provision for credit losses related to loans and leases was $22.0 million for the three months ended March 31, 2021, compared to $93.0 million for the three months ended March 31, 2020. The provision for credit losses related to loans and leases for the three months ended March 31, 2021 was primarily due to loan and lease growth, which included the purchase of commercial loans and leases as a part of the CEC business combination, partially offset by improvement in both current and forecasted macro-economic conditions. The provision for credit losses related to loans and leases for the three months ended March 31, 2020 was primarily due to the impact of the COVID-19 pandemic. The benefit for credit losses related to unfunded lending commitments was $1.4 million for the three months ended March 31, 2021, compared to the provision for credit losses of $4.0 million for the three months ended March 31, 2020. The change in the provision (benefit) for credit losses primarily related to improved current and forecasted macro-economic conditions. The provision for credit losses is predominantly a function of our reserving methodology used to determine the appropriate level of the allowance for credit losses, which is a critical accounting estimate.

An analysis of the allowance for credit losses is presented under "Consolidated Financial Condition Analysis — Credit Quality" in this Management's Discussion and Analysis.

Noninterest Income The components of noninterest income were as follows:

	Three Months Ended		Change from
	March 31, 2021	March 31, 2020	March 31, 2020
(Dollars in thousands)			$	% / bps
Leasing revenue	$36,453	$33,565	2,888	8.6
Fees and service charges on deposit accounts	25,895	34,597	(8,702)	(25.2)
Card and ATM revenue	24,661	21,685	2,976	13.7
Mortgage banking income	20,986	5,665	15,321	N.M.
Wealth management revenue	6,944	6,151	793	12.9
Net gains on sales of loans and leases	6,058	7,573	(1,515)	(20.0)
Net gains on investment securities	8	—	8	N.M.
Other	11,055	27,727	(16,672)	(60.1)
Total noninterest income	$132,060	$136,963	$(4,903)	(3.6)
Total noninterest income as a percentage of total revenue	25.7%	25.4%		30 bps
N.M. Not Meaningful

Noninterest income was $132.1 million for the three months ended March 31, 2021, compared to $137.0 million for the three months ended March 31, 2020. Noninterest income included a notable item of $7.6 million of loan servicing rights impairment recovery for the three months ended March 31, 2021, compared to $8.2 million of loan servicing rights impairment for the three months ended March 31, 2020. Changes in impairment of loan servicing rights are recorded within mortgage banking income. Adjusted noninterest income, a non-GAAP financial measure that excludes the identified notable items, was $124.4 million for the three months ended March 31, 2021, compared to $145.2 million for the three months ended March 31, 2020. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Leasing revenue Leasing revenue was $36.5 million for the three months ended March 31, 2021, compared to $33.6 million for the three months ended March 31, 2020. Leasing revenue is impacted by changes in our operating lease revenue and sales-type lease revenue through our equipment financing activity. The increase in leasing revenue for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due to increases in operating lease revenue and sales-type lease revenue through our equipment financing activity.

Fees and service charges on deposit accounts Fees and service charges on deposit accounts were $25.9 million for the three months ended March 31, 2021, compared to $34.6 million for the three months ended March 31, 2020. The decrease for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily attributable to customer account balances maintaining excess liquidity, partially as a result of the receipt of stimulus payments, resulting in a decline in fees charged.

Card and ATM revenue Card and ATM revenue was $24.7 million for the three months ended March 31, 2021, compared to $21.7 million for the three months ended March 31, 2020. The increase in card and ATM revenue in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to an increase in debit card activity.

Mortgage banking income Mortgage banking income includes revenues from originating, selling and servicing residential mortgage loans, changes in fair value of mortgage loans held-for-sale and the related derivative instruments, amortization and changes in impairment of mortgage loan servicing rights, and other miscellaneous loan fees. Mortgage banking income was $21.0 million for the three months ended March 31, 2021, compared to $5.7 million for the three months ended March 31, 2020. The increase in mortgage banking income in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to changes in the impairment of mortgage loan servicing rights. The three months ended March 31, 2021 included impairment recovery of mortgage loan servicing rights of $7.6 million, compared to mortgage loan servicing rights impairment of $8.2 million for the three months ended March 31, 2020.

Wealth management revenue Wealth management revenue is comprised of investment fees that are generally based on the market value of assets within a trust account, custodial fees and fees from the sale of investment products. Revenues from wealth management were $6.9 million for the three months ended March 31, 2021, compared to $6.2 million for the three months ended March 31, 2020.

Net gains on sales of loans and leases Net gains on sales of loans and leases includes net gains on sales of loans and leases originated as held-for-investment. Net gains on sales of loans and leases were $6.1 million for the three months ended March 31, 2021, compared to $7.6 million for the three months ended March 31, 2020. Net gains on sales of loans and leases for the first quarter of 2021 included $3.4 million related to the sale of $17.8 million consumer nonaccrual loans.

Other Other noninterest income was $11.1 million for the three months ended March 31, 2021, compared to $27.7 million for the three months ended March 31, 2020. The decrease for three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to decreases in interest rate swap fee income and in the benefit from the interest rate swap mark-to-market adjustment, in addition to the final recognition of the transitional servicing fee received during the three months ended March 31, 2020 on the Legacy TCF auto finance portfolio.

Noninterest Expense The components of noninterest expense were as follows:

	Three Months Ended		Change from
	March 31, 2021	March 31, 2020	March 31, 2020
(Dollars in thousands)			$	% / bps
Compensation and employee benefits	$173,602	$171,528	$2,074	1.2%
Occupancy and equipment	52,166	57,288	(5,122)	(8.9)
Lease financing equipment depreciation	20,426	18,450	1,976	10.7
Net foreclosed real estate and repossessed assets	1,029	1,859	(830)	(44.6)
Merger-related expenses	16,216	36,728	(20,512)	(55.8)
Other	85,243	88,746	(3,503)	(3.9)
Total noninterest expense	$348,682	$374,599	$(25,917)	(6.9)
Full-time equivalent staff (at period end)	6,859	7,572	(713)	(9.4)
Efficiency ratio	67.85%	69.57%		(172)	bps
Adjusted efficiency ratio (non-GAAP)(1)	62.69	58.24		445
N.M. Not Meaningful
(1)See "Consolidated Financial Condition Analysis - Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Noninterest expense was $348.7 million for the three months ended March 31, 2021, compared to $374.6 million for the three months ended March 31, 2020. Noninterest expense included merger-related costs of $16.2 million for the three months ended March 31, 2021, compared to $36.7 million for the three months ended March 31, 2020. Noninterest expense for the three months ended March 31, 2020, included $3.1 million of expenses related to the sale of the Legacy TCF auto finance portfolio ($1.6 million in occupancy and equipment expense, $0.9 million in compensation and employee benefits and $0.6 million in other noninterest expense), considered a notable item. Adjusted noninterest expense, a non-GAAP financial measure that excludes merger-related expenses and the identified notable items, was $332.5 million for the three months ended March 31, 2021, compared to $334.8 million for the three months ended March 31, 2020. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Compensation and employee benefits expense Compensation and employee benefits expense was $173.6 million for the three months ended March 31, 2021, compared to $171.5 million for the three months ended March 31, 2020. The increase in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to increases in commissions and benefit expense, partially offset by a decrease in salary expense primarily due to lower headcount.

Occupancy and equipment Occupancy and equipment expense was $52.2 million for the three months ended March 31, 2021, compared to $57.3 million for the three months ended March 31, 2020. The decrease in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to a decrease in software maintenance expense primarily resulting from finalizing the system conversions in the third quarter of 2020.

Lease financing equipment depreciation Lease financing equipment depreciation was $20.4 million for the three months ended March 31, 2021, compared to $18.5 million for the three months ended March 31, 2020. The increase in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to changes in balances of leased equipment subject to depreciation.

Merger-related expenses Merger-related expenses were $16.2 million for the three months ended March 31, 2021, compared to $36.7 million for the three months ended March 31, 2020. Merger-related expenses consist primarily of employment related expenses and professional fees. Merger-related expenses for the three months ended March 31, 2021 included $11.7 million related to our pending merger with Huntington, while the remainder of merger-related expenses in the three months ended March 31, 2021 and all in the three months ended March 31, 2020 related to the TCF/Chemical Merger.

Other noninterest expense Other noninterest expense was $85.2 million for the three months ended March 31, 2021, compared to $88.7 million for the three months ended March 31, 2020. The decrease in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to decreases in travel expense and advertising and marketing expenses.

Income Tax Expense Income tax expense was $19.5 million, or 13.5% of income before income tax expense for the three months ended March 31, 2021, compared to $13.1 million, or 19.6% of income before income tax expense for the three months ended March 31, 2020. Income tax expense for the three months ended March 31, 2021 included a benefit of $11.0 million attributable to tax net operating loss carryback benefits associated with the CARES Act. The remaining fluctuations in our effective income tax rate primarily reflect changes each period in the proportion of tax-exempt interest income, nondeductible expenses and credits relative to income before income tax expense.

Reportable Segment Results Our reportable segments are Consumer Banking, Commercial Banking and Enterprise Services. See "Note 21. Reportable Segments" of the Notes to Consolidated Financial Statements for further information regarding net income (loss), revenues and assets for each of our reportable segments.

Consumer Banking

Consumer Banking is comprised of all of our consumer and small business-facing businesses and includes Retail Banking, Wealth Management, Residential and Consumer Lending, and Business Banking. Our consumer banking strategy is primarily to generate low-cost deposits and originate high credit quality loans for investment and sale. Deposits are generated from consumers and small businesses, with a focus on building and maintaining quality customer relationships.

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Consumer Banking
Net interest income	$199,374	$193,832
Provision for credit losses	4,101	44,369
Net interest income after provision for credit losses	195,273	149,463
Noninterest income	81,390	81,414
Noninterest expense	212,304	228,859
Income before income tax expense	64,359	2,018
Income tax expense	13,401	1,982
Net income available to common shareholders	50,958	36
Total assets (at period end)	$13,699,477	$14,463,055

Consumer Banking generated net income available to common shareholders of $51.0 million for the three months ended March 31, 2021, compared to $36 thousand for the three months ended March 31, 2020. The increase in net income available to common shareholders for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to the decrease in provision for credit losses as there was continued improvement in both current and forecasted macro-economic conditions. The provision for credit losses for the three months ended March 31, 2020 was elevated primarily due to the impact of the COVID-19 pandemic.

Commercial Banking

Commercial Banking is comprised of commercial and industrial, commercial real estate banking and lease financing. Our commercial banking strategy focuses on building full commercial relationships including originating high credit quality loans and leases and providing deposit and treasury services.

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Commercial Banking
Net interest income	$174,018	$185,986
Provision for credit losses	16,455	52,574
Net interest income after provision for credit losses	157,563	133,412
Noninterest income	49,016	55,773
Noninterest expense	110,630	114,455
Income before income tax expense	95,949	74,730
Income tax expense	19,568	16,306
Income after income tax expense	76,381	58,424
Income attributable to non-controlling interest	1,773	1,917
Net income available to common shareholders	74,608	56,507
Total assets (at period end)	$25,941,038	$24,859,839

Commercial Banking generated net income available to common shareholders of $74.6 million for the three months ended March 31, 2021, compared to $56.5 million for the three months ended March 31, 2020. The increase in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to a decrease in provision for credit losses as continued improvement in both current and forecasted macro-economic conditions were partially offset by an increase in loan growth which included the purchase of loans and leases as a part of the CEC business combination. The provision for credit losses for the three months ended March 31, 2020 was elevated primarily due to the impact of the COVID-19 pandemic.

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

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Enterprise Services
Net interest income	$8,435	$21,663
Noninterest income	1,654	(224)
Noninterest expense	25,748	31,285
Income (loss) before income tax (benefit) expense	(15,659)	(9,846)
Income tax (benefit) expense	(13,429)	(5,202)
Income (loss) after income tax (benefit) expense	(2,230)	(4,644)
Preferred stock dividends	2,493	2,493
Net loss available to common shareholders	(4,723)	(7,137)
Total assets (at period end)	$9,819,036	$9,271,489

Enterprise Services generated a net loss available to common shareholders of $4.7 million for the three months ended March 31, 2021, compared to a net loss of $7.1 million for the three months ended March 31, 2020. The reduced net loss in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to a decrease in merger-related expenses, included in noninterest expense, and the income tax benefit attributable to tax net operating loss carryback benefits associated with the CARES Act, partially offset by changes in the net funds transfer pricing credits due to the asset sensitivity of the funds transfer pricing mismatches impacting net interest income.

Consolidated Financial Condition Analysis

Investment Securities Total investment securities available-for-sale, at fair value, were $8.4 billion at March 31, 2021, compared to $8.3 billion at December 31, 2020. The increase was primarily due to purchases of residential mortgage-backed securities more than offsetting maturities and principal payments. Our investment securities available-for-sale are debt securities consisting primarily of fixed-rate mortgage-backed securities issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), and obligations of states and political subdivisions.

Total investment securities held-to-maturity were $209.8 million at March 31, 2021, compared to $184.4 million at December 31, 2020. Our investment securities held-to-maturity portfolio consists primarily of fixed-rate mortgage-backed securities issued by the FNMA.

The amortized cost and fair value of investment securities available-for-sale and held-to-maturity were as follows:

	At March 31, 2021		At December 31, 2020
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale
Debt securities:
Residential mortgage-backed securities	$6,664,928	$6,635,884	$6,308,376	$6,467,760
Obligations of states and political subdivisions	824,061	846,792	827,191	870,181
Commercial mortgage-backed securities	720,989	734,249	708,593	750,381
Government and government-sponsored enterprises	186,541	186,398	196,560	195,900
Corporate debt and trust preferred securities	454	465	453	501
Total investment securities available-for-sale	8,396,973	8,403,788	8,041,173	8,284,723
Investment securities held-to-maturity
Residential mortgage-backed securities	206,151	208,784	180,946	190,141
Corporate debt and trust preferred securities	3,627	3,627	3,413	3,413
Total investment securities held-to-maturity	209,778	212,411	184,359	193,554
Total investment securities	$8,606,751	$8,616,199	$8,225,532	$8,478,277

The carrying value and FTE yield of investment securities available-for-sale and investment securities held-to-maturity by final contractual maturity were as follows. The final contractual maturities do not consider possible prepayments and therefore expected maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Residential Mortgage-backed securities		Obligations of States and Political Subdivisions		Commercial Mortgage-backed Securities		Government and Government-sponsored Enterprises		Corporate Debt And Trust Preferred Securities		Total
(Dollars in thousands)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Investment securities available-for-sale
Due in one year or less	$—	—%	$46,020	2.66%	$—	—%	$—	—%	$—	—%	$46,020	2.66%
Due in 1-5 years	12,241	1.88	140,247	2.88	11,397	1.56	—	—	—	—	163,885	2.71
Due in 5-10 years	138,574	2.04	264,242	2.56	369,275	1.89	16,709	1.46	—	—	788,800	2.13
Due after 10 years	6,485,068	1.92	396,283	2.72	353,578	2.48	169,689	1.56	465	4.74	7,405,083	1.98
Total	$6,635,883	1.92%	$846,792	2.69%	$734,250	2.17%	$186,398	1.55%	$465	4.74%	$8,403,788	2.01%
Investment securities held-to-maturity
Due in one year or less	$—	—%	$—	—%	$—	$—	$—	—%	$400	3.00%	$400	3.00%
Due in 1-5 years	—	—	—	—	—	—	—	—	2,150	3.00	2,150	3.00
Due in 5-10 years	43	6.50	—	—	—	—	—	—	—	—	43	6.50
Due after 10 years	206,108	1.89	—	—	—	—	—	—	1,077	6.00	207,185	1.91
Total	$206,151	1.89%	$—	—%	$—	—%	$—	—%	$3,627	3.89%	$209,778	1.93%
(1)Interest and yields are presented on a FTE basis.

See "Note 6. Investment Securities" of Notes to Consolidated Financial Statements for further information regarding our investment securities available-for-sale and investment securities held-to-maturity.

Loans and Leases Held-for-Sale Our loans and leases held-for-sale were $107.6 million at March 31, 2021, a decrease of $114.4 million as a result of sales during the period, compared to $222.0 million at December 31, 2020.

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

Total loans and leases were $36.2 billion at March 31, 2021, an increase of $1.8 billion, or 5.1%, compared to $34.5 billion at December 31, 2020. At March 31, 2021, commercial and industrial loans included $1.9 billion of PPP loans outstanding. Loans and leases excluding PPP loans, a non-GAAP financial measure, increased $1.4 billion, or 4.4%, from December 31, 2020 primarily due to acquisition of loans and leases, including the CEC business combination. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Information about our loans and leases was as follows:

	At March 31, 2021		At December 31, 2020		Change
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	$	%
Commercial loan and lease portfolio:
Commercial and industrial	$12,856,701	35.4%	$11,422,383	33.1%	$1,434,318	12.6%
Commercial real estate	9,881,341	27.3	9,702,587	28.2	178,754	1.8
Lease financing	2,956,626	8.2	2,817,231	8.2	139,395	4.9
Total commercial loan and lease portfolio	25,694,668	70.9	23,942,201	69.5	1,752,467	7.3
Consumer loan portfolio:
Residential mortgage	6,510,981	18.0	6,182,045	17.9	328,936	5.3
Home equity	2,864,142	7.9	3,108,736	9.0	(244,594)	(7.9)
Consumer installment	1,151,228	3.2	1,233,426	3.6	(82,198)	(6.7)
Total consumer loan portfolio	10,526,351	29.1	10,524,207	30.5	2,144	—
Total loans and leases	$36,221,019	100.0%	$34,466,408	100.0%	$1,754,611	5.1%

Commercial Loan and Lease Portfolio Our commercial loan and lease portfolio was $25.7 billion at March 31, 2021, an increase of $1.8 billion, or 7.3%, compared to $23.9 billion at December 31, 2020. We believe that our commercial loan and lease portfolio is well diversified across business lines and has no material concentration in any one industry.

Commercial and industrial Commercial and industrial ("C&I") loans and lines of credit include loans to varying types of businesses, municipalities, school districts and nonprofit organizations, for the purpose of supporting working capital and operational needs and term financing of equipment. C&I loans are secured by various types of business assets including inventory, floorplan equipment, receivables, equipment or financial instruments. Origination levels related to equipment dealers are impacted by the velocity of fundings and repayments with dealers. C&I loans were $12.9 billion at March 31, 2021, an increase of $1.4 billion, or 12.6%, compared to $11.4 billion at December 31, 2020. At March 31, 2021 C&I loans included $1.9 billion of PPP loans, compared to $1.6 billion at December 31, 2020.

Our C&I portfolio by North American Industry Classification System ("NAICS") code was as follows:

	At March 31, 2021		At December 31, 2020
(In thousands)	Balance	Percent of Total Loan and Lease Portfolio	Balance	Percent of Total Loan and Lease Portfolio
Retail trade	$2,606,379	7.2%	$2,174,624	6.3%
Transportation and warehouse	1,675,082	4.6	1,446,765	4.2
Manufacturing	1,493,545	4.1	1,258,285	3.7
Real estate rental and leasing	933,753	2.6	924,979	2.7
Construction	931,667	2.6	730,346	2.1
Wholesale trade	913,114	2.5	850,500	2.5
Health care and social assistance	702,682	1.9	634,868	1.8
Administration and Support and Waste Management and Remediation	524,598	1.4	422,708	1.2
Finance and insurance	440,573	1.2	463,336	1.3
All other	2,635,308	7.4	2,515,972	7.3
Total	$12,856,701	35.5%	$11,422,383	33.1%

Commercial real estate Commercial real estate loans include loans that are secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and construction and development loans primarily originated for construction of commercial properties. Construction and development loans often convert to a commercial real estate loan at the completion of the construction period. Commercial real estate loans were $9.9 billion at March 31, 2021, an increase of $178.8 million, or 1.8%, compared to $9.7 billion at December 31, 2020.

Our commercial real estate loan portfolio by property and loan type was as follows:

	At March 31, 2021		At December 31, 2020
(In thousands)	Total	Percent of Total Loan and Lease Portfolio	Total	Percent of Total Loan and Lease Portfolio
Multifamily	$2,025,025	5.6%	$1,900,898	5.5%
Office	1,409,057	3.9	1,383,043	4.0
Retail	1,221,642	3.4	1,256,064	3.6
Warehouse	1,170,353	3.2	1,121,502	3.3
Hotel	790,116	2.2	799,365	2.3
Senior housing	789,600	2.2	776,505	2.3
Self‐storage	573,313	1.6	532,256	1.5
Mixed use	443,862	1.2	432,764	1.3
Other	1,458,373	4.0	1,500,190	4.4
Total	$9,881,341	27.3%	$9,702,587	28.2%

Lease financing We provide a broad range of comprehensive lease products addressing the diverse financing needs of small to large companies. Lease financings were $3.0 billion at March 31, 2021 an increase of $139.4 million, or 4.9%, compared to $2.8 billion at December 31, 2020.

Our lease financing portfolio by market type was as follows:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Balance	Percent of Total Loan and Lease Portfolio	Balance	Percent of Total Loan and Lease Portfolio
Specialty vehicles	$638,394	1.8%	$613,941	1.7%
Golf	544,003	1.5	547,716	1.6
Healthcare	507,617	1.4	507,170	1.5
Construction	313,275	0.9	300,370	0.9
Manufacturing	249,801	0.7	224,062	0.7
Material handling	243,210	0.7	219,340	0.6
Technology	192,409	0.5	194,703	0.6
Agricultural	137,801	0.4	127,008	0.4
Other	130,116	0.3	82,921	0.2
Total	$2,956,626	8.2%	$2,817,231	8.2%

Consumer Loan Portfolio Our consumer loan portfolio was $10.5 billion at both March 31, 2021 and December 31, 2020.

Residential mortgage Residential mortgage loans consist primarily of one-to-four family residential loans with fixed and adjustable interest rates, with amortization periods generally from 15 to 30 years. The loan-to-value ratio at the time of origination is generally 90% or less. Loans with more than an 80% loan-to-value ratio generally require private mortgage insurance. Residential mortgage loans also include loans to consumers for the construction of single family residences that are secured by these properties. Residential mortgage loans were $6.5 billion at March 31, 2021, increased $328.9 million, or 5.3%, compared to $6.2 billion at December 31, 2020, primarily due to purchases of jumbo residential mortgage loans.

Home equity Home equity loans and lines of credit are comprised of loans to consumers who utilize equity in their personal residence, including junior lien mortgages, as collateral to secure the loan or line-of-credit. Our home equity portfolio totaled $2.9 billion at March 31, 2021 (consisting of $2.6 billion of home equity lines of credit and $290.6 million of amortizing home equity loans), compared to $3.1 billion at December 31, 2020 (consisting of $2.8 billion of home equity lines of credit and $332.0 million of amortizing home equity loans). At March 31, 2021, $2.1 billion of our home equity lines of credit were comprised of loans with a 10-year interest-only draw period and a 20-year amortization repayment period, of which all were within the 10-year interest-only draw period and will not convert to amortizing loans until subsequent periods. At March 31, 2021, $461.6 million of the home equity line of credits were interest-only revolving draw loans with no defined amortization period and original draw periods of five to 40 years. Home equity lines of credit mostly include junior lien mortgages where the first lien mortgage is held by a nonaffiliated financial institution.

Consumer installment Consumer installment loans consist of relatively small loan amounts to consumers to finance personal items (primarily automobiles, recreational vehicles and marine vehicles) and are comprised primarily of indirect loans purchased from dealerships. Consumer rates are both fixed and variable, with negotiated terms. Our consumer installment loans typically amortize over periods up to 60 months. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and the collateral is more difficult to control, than real estate. Consumer installment loans were $1.2 billion at March 31, 2021, a decrease of $82.2 million, or 6.7%, compared to $1.2 billion at December 31, 2020.

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

Past due loans and leases  Delinquent balances are determined based on the contractual terms of the loan or lease. See "Note 8. Allowance for Credit Losses and Credit Quality" of Notes to Consolidated Financial Statements for further information. Over 90-day delinquent loans and leases by type, excluding nonaccrual loans and leases, were as follows:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	90 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases	90 Days or More Delinquent and Accruing	Percentage of Period-end Loans and Leases
Commercial loan and lease portfolio:
Commercial and industrial	$2,772	0.02%	$1,458	0.01%
Commercial real estate	—	—	22	—
Lease financing	4,734	0.17	3,935	0.14
Total commercial loan and lease portfolio	7,506	0.03	5,415	0.02
Consumer loan portfolio:
Residential mortgage	1,874	0.03	1,965	0.03
Home equity	56	—	63	—
Consumer installment	—	—	—	—
Total consumer loan portfolio	1,930	0.02	2,028	0.02
Total	$9,436	0.03%	$7,443	0.02%

Nonperforming assets  Nonperforming assets, consisting of nonaccrual loans and leases and other real estate owned, were as follows:

(Dollars in thousands)	At March 31, 2021	At December 31, 2020
Commercial loan and lease portfolio:
Commercial and industrial	$239,987	$259,439
Commercial real estate	188,420	154,439
Lease financing	93,958	90,822
Total commercial loan and lease portfolio	522,365	504,700
Consumer loan portfolio:
Residential mortgage	76,533	97,653
Home equity	72,941	69,383
Consumer installment	6,062	5,566
Total consumer loan portfolio	155,536	172,602
Nonaccrual loans and leases	677,901	677,302
Other real estate owned	32,115	33,192
Total nonperforming assets	$710,016	$710,494
Nonaccrual loans and leases as a percentage of total loans and leases	1.87%	1.97%
Nonperforming assets as a percentage of total loans and leases and other real estate owned	1.96	2.06
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	74.44	77.64
Allowance for credit losses as a percentage of nonaccrual loans and leases	77.67	81.08

Nonperforming assets were $710.0 million at March 31, 2021, compared to $710.5 million at December 31, 2020. We sold $17.8 million of nonaccrual consumer loans in the three months ended March 31, 2021. Nonaccrual loans and leases in the hotel sector were $110.6 million, an increase of $32.0 million from December 31, 2020, while nonaccrual loans in the motor coach sector were $100.2 million, a decrease of $3.9 million from December 31, 2020, and nonaccrual loans and leases in the shuttle bus sector were $37.0 million, an increase of $569 thousand from December 31, 2020. Due to the prolonged recovery of revenues for borrowers in these sectors given the dependency on travel and related activity levels, we have taken a proactive approach by working with borrowers to extend deferrals continuing into 2021 where necessary, many of which have been moved to nonaccrual status.

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

Changes in the amount of nonaccrual loans and leases were as follows:

	At or For the Three Months Ended March 31, 2021
(In thousands)	Consumer Loan Portfolio	Commercial Loan and Lease Portfolio	Total
Balance, beginning of period	$172,602	$504,700	$677,302
Additions(1)	36,342	116,035	152,377
Charge-offs	(4,713)	(48,776)	(53,489)
Transfers to other assets	(2,164)	(3,159)	(5,323)
Return to accrual status	(18,024)	(15,336)	(33,360)
Payments received	(10,706)	(31,102)	(41,808)
Sales	(17,801)	—	(17,801)
Other, net	—	3	3
Balance, end of period	$155,536	$522,365	$677,901
(1)Additions to the commercial loan and lease portfolio include $6.6 million related to the CEC business combination.
Interest income recognized on loans and leases on nonaccrual status was $7.9 million for the three months ended March 31, 2021, compared to $4.4 million for the three months ended March 31, 2020.

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

Loans and leases by portfolio and credit risk classification were as follows:

	At March 31, 2021
	Non-classified		Classified	Total
(In thousands)	Pass	Special Mention	Substandard
Commercial loan and lease portfolio:
Commercial and industrial	$12,056,775	$388,839	$411,087	$12,856,701
Commercial real estate	8,911,088	579,268	390,985	9,881,341
Lease financing	2,796,726	41,133	118,767	2,956,626
Total commercial loan and lease portfolio	23,764,589	1,009,240	920,839	25,694,668
Consumer loan portfolio:
Residential mortgage	6,430,908	—	80,073	6,510,981
Home equity	2,789,816	—	74,326	2,864,142
Consumer installment	1,144,829	—	6,399	1,151,228
Total consumer loan portfolio	10,365,553	—	160,798	10,526,351
Total loans and leases	$34,130,142	$1,009,240	$1,081,637	$36,221,019

	At December 31, 2020
	Non-classified		Classified	Total
(In thousands)	Pass	Special Mention	Substandard
Commercial loan and lease portfolio:
Commercial and industrial	$10,710,654	$267,585	$444,144	$11,422,383
Commercial real estate	8,807,045	531,016	364,526	9,702,587
Lease financing	2,681,307	34,084	101,840	2,817,231
Total commercial loan and lease portfolio	22,199,006	832,685	910,510	23,942,201
Consumer loan portfolio:
Residential mortgage	6,078,865	112	103,068	6,182,045
Home equity	3,028,765	—	79,971	3,108,736
Consumer installment	1,227,061	—	6,365	1,233,426
Total consumer loan portfolio	10,334,691	112	189,404	10,524,207
Total loans and leases	$32,533,697	$832,797	$1,099,914	$34,466,408

Total classified loans and leases in our loan and lease portfolio were $1.1 billion at both March 31, 2021 and December 31, 2020. During the year ended December 31, 2020, and to a lesser extent in the three months ended March 31, 2021, our classified loans increased due to downgrades in our commercial loan and lease portfolio, largely occurring due to economic impacts caused by COVID-19. We have identified certain sectors within our commercial loan and lease portfolio that have been more heavily impacted by COVID-19 including motor coach, shuttle bus, hotel, franchise and retail commercial real estate, excluding any PPP loans within these sectors as they are guaranteed by the Small Business Administration. At March 31, 2021, these higher COVID-19 impacted sectors represent $756.8 million of the total commercial loan and lease portfolio classified balance, of which $288.8 million are on nonaccrual status, compared to $715.6 million of the total commercial loan and lease portfolio classified balance, of which $263.3 million were on nonaccrual status, at December 31, 2020. Sectors identified as having a higher impact due to COVID-19 may change in future periods depending on how economic environment conditions develop over time.

Loan modifications  Troubled debt restructuring ("TDR") loans are loans to financially troubled borrowers that have been modified such that we have granted a concession in terms to improve the likelihood of collection of all principal and modified interest owed. TDR loans were as follows:

	At March 31, 2021			At December 31, 2020
(Dollars in thousands)	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans	Accruing TDR Loans	Nonaccrual TDR Loans	Total TDR Loans
Commercial loan and lease portfolio	$12,121	$21,554	$33,675	$35,697	$23,575	$59,272
Consumer loan portfolio	17,154	19,700	36,854	16,658	22,804	39,462
Total	$29,275	$41,254	$70,529	$52,355	$46,379	$98,734
Over 90-day delinquency as a percentage of total accruing TDR loans	1.41%			0.99%
N.A. Not Applicable

Loan modifications to borrowers who have not been granted concessions are not considered TDR loans and therefore are not included in the table above. In addition, Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications provide banks the option to temporarily suspend certain TDR accounting guidance for loans modified due to the effects of COVID-19 when certain conditions are met. On December 27, 2020, this provision of the CARES Act was extended to the earlier of January 1, 2022 or 60 days after the President of the United States declares a termination of the COVID-19 national emergency. In March 2020, TCF began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals. As of March 31, 2021, $231.0 million of loan and lease balance was on deferral status, of which $148.8 million are on nonaccrual status, the majority of which have been on deferral for over 180 days. TCF additionally granted certain other loan modifications which provide temporary customer assistance predominantly in the form of financial covenant concessions and modification of borrowing base. As of March 31, 2021, other loan modifications balance was $431.0 million. TDR loans with an interest rate consistent with market rates on loans with comparable risk at the time of restructuring and performing based on the restructured terms are no longer disclosed as TDR loans in the calendar years after modification; however, these loans do not share similar risk characteristics with other loans and follow the Corporation's loan reserve policies for individually evaluated loans.

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

Interest income recognized on TDR loans and contractual interest that would have been recorded had the TDR loans performed in accordance with their original contractual terms were as follows:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Contractual interest due on TDR loans	$876	$321
Interest income recognized on TDR loans	340	292
Unrecognized interest income	$536	$29

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

We consider our ACL of $526.6 million, or 1.45% of total loans and leases, appropriate to cover current credit losses expected to be incurred in the loan and lease portfolios over the remaining expected life of each financial asset at March 31, 2021, including loans and leases which are not currently known to require specific allowances. The ACL was $549.2 million, or 1.59% of total loans and leases, at December 31, 2020. The decrease in the ACL as a percentage of total loans and leases from December 31, 2020 was primarily due to continued improvement in both current and forecasted macro-economic conditions and benefit from nonaccrual loan sale recoveries. The ACL as a percentage of total loans and leases, excluding PPP loans, a non-GAAP financial measure, was 1.53% at March 31, 2021, compared to 1.67% at December 31, 2020. PPP loans are individually guaranteed by the Small Business Administration and therefore the accounting under CECL does not require reserves to be recorded on such loans. No assurance can be given that we will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved or will not require significant changes in the balance of the ACL due to subsequent evaluations of the loan and lease portfolios, in light of factors then prevailing, including economic conditions, information obtained during our ongoing credit review process or regulatory requirements. Among other factors, economic slowdown, increasing levels of unemployment, declines in collateral values and/or rising interest rates may have an adverse impact on the current adequacy of our ACL by increasing credit risk and the risk of potential loss. See "Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

The total ACL is expected to absorb losses from any segment of the portfolio. The allocation of our ACL disclosed in the following table is subject to change based on changes in the criteria used to evaluate the allowance.

Detailed information regarding our credit loss reserves was as follows:

	At March 31, 2021			At December 31, 2020
	ACL		% of Category to Total Loan and Lease Portfolio	ACL		% of Category to Total Loan and Lease Portfolio
(Dollars in thousands)	Amount	Reserve Rate		Amount	Reserve Rate
Commercial loan and lease portfolio:
Commercial and industrial	$148,056	1.15%	35.4%	$155,665	1.36%	33.1%
Commercial real estate	166,452	1.68	27.3	192,331	1.98	28.2
Lease financing	46,658	1.58	8.2	40,978	1.45	8.2
Total commercial loan and lease portfolio	361,166	1.41	70.9	388,974	1.62	69.5
Consumer loan portfolio:
Residential mortgage	79,609	1.22	18.0	72,315	1.17	17.9
Home equity	48,251	1.68	7.9	45,761	1.47	9.0
Consumer installment	15,619	1.36	3.2	18,818	1.53	3.6
Total consumer loan portfolio	143,479	1.36	29.1	136,894	1.30	30.5
Total allowance for loan and lease losses	504,645	1.39	100.0%	525,868	1.53	100.0%
Other credit loss reserves:
Reserve for unfunded commitments	21,909	N.A.		23,313	N.A.
Total credit loss reserves	$526,554	1.45%		$549,181	1.59%
N.A. Not Applicable

The rollforward of the allowance for credit losses were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Allowance for loans and lease losses
Balance, beginning of period	$525,868	$113,052
Impact of CECL adoption	—	205,992
Adjusted balance, beginning of period	525,868	319,044
Charge-offs
Commercial loan and lease portfolio:
Commercial and industrial	(23,324)	(7,584)
Commercial real estate	(19,581)	—
Lease financing	(4,373)	(1,297)
Total commercial loan and lease portfolio	(47,278)	(8,881)
Consumer loan portfolio:
Residential mortgage	(446)	(528)
Home equity	(3,381)	(1,249)
Consumer installment	(4,513)	(4,071)
Total consumer loan portfolio	(8,340)	(5,848)
Total charge-offs	(55,618)	(14,729)
Recoveries
Commercial loan and lease portfolio:
Commercial and industrial	2,848	3,562
Commercial real estate	1,192	563
Lease financing	437	419
Total commercial loan and lease portfolio	4,477	4,544
Consumer loan portfolio:
Residential mortgage	4,324	883
Home equity	517	1,003
Consumer installment	3,038	2,822
Total consumer loan portfolio	7,879	4,708
Total recoveries	12,356	9,252
Net charge-offs	(43,262)	(5,477)
Provision for credit losses related to loans and leases(1)	21,960	92,990
Other(2)	79	(174)
Balance, end of period	504,645	406,383
Reserve for unfunded lending commitments
Balance, beginning of period	23,313	3,528
Impact of CECL adoption	—	14,707
Adjusted balance, beginning of period	23,313	18,235
Provision (benefit) for credit losses related to unfunded lending commitments(1)	(1,404)	3,953
Balance, end of period	21,909	22,188
Total allowance for credit losses	$526,554	$428,571
(1)Provision for credit losses related to loans and leases and the provision for credit losses related to unfunded lending commitments are included within provision for credit losses.
(2)Primarily includes allowance for PCD acquisitions and the transfer of the allowance for loan and lease losses to loans and leases held-for-sale.

Net loan and lease charge-offs for the three months ended March 31, 2021 were $43.3 million, or 0.49% of average loans and leases (annualized), compared to $5.5 million, or 0.06% of average loans and leases (annualized), for the three months ended March 31, 2020. The increase in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to charge-offs taken on nonaccrual loan and leases within the commercial industrial portfolio, as well as the commercial real estate portfolio, primarily in the hotel sector.

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

TCF Bank had $274.1 million of net liquidity qualifying interest-bearing deposits at the Federal Reserve Bank at March 31, 2021, compared to $434.3 million at December 31, 2020. Certain investment securities held-to-maturity and investment securities carried at fair value provide the ability to liquidate or pledge unencumbered securities as needed. At March 31, 2021, $581.0 million of our securities were pledged as collateral to secure certain deposits and borrowings.

TCF Financial had net liquidity qualifying cash of $162.5 million at March 31, 2021, compared to $173.0 million at December 31, 2020.

Deposits are the primary source of our funds for use in lending and for other general business purposes. In addition to deposits, we receive funds from loan and lease repayments, loan sales and borrowings. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels, net deposit outflows or to fund balance sheet growth. We primarily borrow from the Federal Home Loan Bank (the "FHLB") of Des Moines. We had $5.9 billion of additional borrowing capacity at the FHLB of Des Moines at March 31, 2021, as well as access to the Federal Reserve Discount Window. In addition, we maintain a diversified set of unsecured and uncommitted funding sources, including access to overnight federal funds purchased lines, brokered deposits and capital markets. Lending activities, such as loan originations, loan purchases and equipment purchases for lease financing are the primary uses of our funds.

Our wholly-owned subsidiary, TCF Commercial Finance Canada, Inc. ("TCFCFC"), maintains a $20.0 million Canadian dollar-denominated line of credit facility with an unaffiliated bank, which is guaranteed by TCF Bank. TCFCFC had $2.4 million (USD) outstanding under the line of credit with the counterparty at March 31, 2021 and no outstanding balance at December 31, 2020.

Deposits Deposits were $39.8 billion at March 31, 2021, an increase of $930.5 million, compared to $38.9 billion at December 31, 2020. The increase in deposits was due to increases in noninterest-bearing deposits of $1.4 billion, savings account balances of $478.5 million and interest-bearing checking account balances of $3.3 million, partially offset by a decrease in money market deposits of $50.8 million and certificates of deposit of $859.2 million as runoff exceeded new deposits and renewals. The increases in noninterest-bearing deposits and savings account balances were impacted by the most recent stimulus payments and PPP funding.

Noninterest-bearing checking accounts represented 31.1% of total deposits at March 31, 2021, compared to 28.3% of total deposits at December 31, 2020. Our weighted-average interest rate for deposits, including noninterest-bearing deposits, was 0.14% for the three months ended March 31, 2021, compared to 0.78% for the three months ended March 31, 2020.

Certificates of deposit including Certificate of Deposit Account Registry Service ("CDARS") deposits, IRA deposits and brokered deposits, were $4.7 billion at March 31, 2021, compared to $5.5 billion at December 31, 2020. The maturities of certificates of deposit with denominations equal to or greater than $100,000 at March 31, 2021 were as follows:

(In thousands)
Three months or less	$1,105,960
Over three through six months	604,793
Over six through 12 months	509,415
Over 12 months	206,326
Total	$2,426,494

Borrowings Borrowings were $2.9 billion at March 31, 2021, compared to $2.0 billion at December 31, 2020. The increase in borrowings was primarily due to an increase in short-term FHLB advances.

Information regarding short-term borrowings (borrowings with an original maturity of less than one year) was as follows:

	At or For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020
FHLB advances
Maximum outstanding at any month-end	$1,200,000	$3,200,000
Balance outstanding at end of period	1,200,000	3,200,000
Weighted average interest rate at end of period	0.29%	0.61%
Average balance outstanding	$1,011,111	$2,467,583
Weighted average interest rate	0.31%	1.63%
Federal funds purchased
Maximum outstanding at any month-end	$—	$—
Balance outstanding at end of period	—	—
Weighted average interest rate at end of period	—%	—%
Average balance outstanding	$—	$231
Weighted average interest rate	—%	1.78%
Collateralized Deposits
Maximum outstanding at any month-end	$223,695	$218,163
Balance outstanding at end of period	223,695	202,535
Weighted average interest rate at end of period	0.07%	0.64%
Average balance outstanding	$216,660	$208,316
Weighted average interest rate	0.09%	0.56%
Line-of-credit: TCF Financial Corporation
Maximum outstanding at any month-end	$—	$80,000
Balance outstanding at end of period	—	80,000
Weighted average interest rate at end of period	—%	2.64%
Average balance outstanding	$—	$12,527
Weighted average interest rate	—%	3.89%
Line-of-credit: TCF Commercial Finance Canada, Inc.
Maximum outstanding at any month-end	$4,696	$747
Balance outstanding at end of period	2,388	—
Weighted average interest rate at end of period	2.45%	—%
Average balance outstanding	$730	$605
Weighted average interest rate	1.69%	2.88%

Long-term borrowings were as follows:

(In thousands)	March 31, 2021	December 31, 2020
FHLB advances	$859,335	$709,848
Subordinated debt obligations	583,312	586,145
Discounted lease rentals	73,222	75,770
Finance lease obligation	2,947	2,969
Total long-term borrowings	$1,518,816	$1,374,732

See "Note 12. Borrowings" of Notes to Consolidated Financial Statements for further information regarding our long-term borrowings.

Commitments We have commitments that may impact our liquidity, including $6.6 billion of commitments to extend credit and $120.8 million of standby letters of credit as of March 31, 2021. Although many of these commitments historically have expired without being drawn upon, and therefore, the total amount of these commitments does not necessarily represent future liquidity requirements, changes in macroeconomic conditions and customer liquidity needs could result in greater utilization than we have experienced previously. See "Note 22. Commitments, Contingent Liabilities and Guarantees" of Notes to Consolidated Financial Statements for a further discussion of these obligations.

Capital Management We are committed to managing capital to maintain protection for shareholders, depositors and creditors. We employ a variety of capital management tools to achieve our capital goals, including, but not limited to, dividends, public offerings of debt and preferred and common stock, common stock repurchases, and issuance or redemption of preferred stock, subordinated debt and other capital instruments. We maintain a Capital Planning and Dividend Policy which applies to TCF Financial and incorporates TCF Bank's Capital Planning and Dividend Policy. These policies are intended to ensure that capital strategy actions, including the addition of new capital, if needed, common stock repurchases, redemption of preferred stock or the declaration of preferred stock, common stock and bank dividends are prudent, efficient and provide value to our shareholders, while ensuring that past and prospective earnings retention is consistent with our capital needs for growth, as well as asset quality and overall financial condition. TCF Financial and TCF Bank manage capital levels to exceed all regulatory capital requirements.

In 2019, our Board of Directors approved an authorization to repurchase up to $150.0 million of our common stock. The repurchase program has no expiration, and permits shares to be repurchased in compliance with Rule 10b-18 of the Exchange Act, through one or more broker-dealers as part of “block purchases” made by TCF, and/or through privately negotiated purchases, accelerated stock repurchase agreements, or Rule 10b5-1 plans at our discretion. The Corporation has $89.4 million remaining available for repurchase under the repurchase program. In accordance with the TCF/Huntington Merger Agreement, we are not permitted to repurchase shares of common stock without Huntington's prior approval. We did not repurchase any shares of our common stock during the three months ended March 31, 2021.

Effective January 1, 2020, the Corporation adopted CECL. Consistent with the treatment of the ACL under the capital rule’s standardized approach, the ALLL (excluding PCD loans) and RULC are eligible for inclusion in TCF’s Tier 2 capital up to 1.25 percent of standardized total risk weighted assets. In response to the COVID-19 pandemic, the regulatory agencies published a final rule that provides the option to delay the cumulative effect of the day 1 impact of CECL adoption on regulatory capital, along with 25% of the change in the adjusted allowance for credit losses (as computed for regulatory capital purposes which excludes PCD loans), for two years, followed by a three-year phase-in period. Management elected the 5-year transition period consistent with the final rule issued by the regulatory agencies resulting in a $207.2 million, or a cumulative 56 basis point, regulatory capital benefit as of March 31, 2021. The CECL transitional amount of $207.2 million includes $159.2 million related to the cumulative effect of adopting CECL and $48.0 million related to the estimated incremental effect of CECL since adoption.

At March 31, 2021 and December 31, 2020, TCF Bank's capital ratios exceeded the quantitative capital ratios required for an institution to be considered "well-capitalized". Significant factors that may affect capital adequacy include, but are not limited to, economic uncertainty, deteriorating economic conditions, a disproportionate growth in assets versus capital and a change in mix or credit quality of assets. There are no conditions or events since March 31, 2021 that management believes have changed TCF Bank's status as well-capitalized.

Equity Total equity was $5.6 billion, or 11.3% of total assets, at March 31, 2021, compared to $5.7 billion, or 11.9% of total assets, at December 31, 2020.

Common Stock Dividends Dividends to common shareholders on a per share basis were $0.35 for the three months ended March 31, 2021 and March 31, 2020. Our common stock dividend payout ratio was 44.30% for the three months ended March 31, 2021, compared to 109.38% for the three months ended March 31, 2020. TCF Financial's primary funding sources for dividends are dividends received from TCF Bank.

Our Board of Directors declared a quarterly cash dividend of $0.35625 per depositary share representing a 1/1,000th interest in a share of the 5.70% Series C Non-Cumulative Perpetual Preferred Stock, payable on June 1, 2021 to shareholders of record at the close of business on May 14, 2021. Our board of directors has not declared a regular quarterly cash dividend on TCF's common shares for the second quarter of 2021 given the expected closing date of the merger with Huntington. If necessary to give effect to the intent of the Agreement and Plan of Merger to provide that TCF shareholders will receive either a common dividend from TCF or a common dividend from Huntington, but not both for the quarter, TCF's board of directors will revisit the dividend topic.

Common Shareholders' Equity Total common shareholders' equity was $5.4 billion, or 10.91% of total assets, at March 31, 2021, compared to $5.5 billion, or 11.51%, at December 31, 2020. Tangible common equity was $3.9 billion, or 8.06% of total tangible assets, at March 31, 2021, compared with $4.0 billion, or 8.72% of total tangible assets, at December 31, 2020. Book value per common share was $35.33 at March 31, 2021, compared to $36.06 at December 31, 2020. Tangible book value per common share was $25.31 at March 31, 2021, compared to $26.49 at December 31, 2020. Tangible common equity and tangible book value are non-GAAP measures that exclude goodwill and other intangible assets See "Consolidated Financial Condition Analysis — Non-GAAP Financial Measures" in this Management's Discussion and Analysis for further information.

Non-GAAP Financial Measures This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include our tangible book value per common share; tangible common shareholders' equity; presentation of net interest income and net interest margin on a FTE basis; our adjusted efficiency ratio (which excludes merger-related expenses, expenses related to the sale of the Legacy TCF auto finance portfolio, changes in loan servicing rights impairment, lease financing equipment depreciation, net interest income FTE adjustment, amortization of intangible assets and historic tax credit amortization), composition of loans and leases, excluding PPP loans, the adjusted allowance for credit losses as a percentage of loans and leases, excluding PPP loans; adjusted net interest income and margin (which excludes purchase accounting accretion and amortization and the impact of PPP loans); and other adjusted information presented excluding merger-related expenses and notable items (defined as sale of the Legacy TCF auto finance portfolio and related expenses and loan servicing rights impairment) including net income, diluted earnings per share, return on average assets, return on average common shareholders' equity, return on average tangible common shareholders' equity tangible book value per common share and tangible common equity to tangible assets. Management believes that the presentation of these non-GAAP financial measures (i) provides important supplemental information that contributes to a proper understanding of our operating performance, (ii) enables a more complete understanding of factors and trends affecting our business and (iii) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts and bank regulators. Management uses non-GAAP financial measures internally in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. Non-GAAP financial measures are not defined by GAAP and other entities may calculate them differently than we do. Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure. A reconciliation of net interest income and net interest margin (FTE) to the most directly comparable GAAP financial measure can be found within the Net Interest Income subheading of this report.

The computation of the adjusted diluted earnings per common share and adjusted net income attributable to TCF was as follows:

		Three Months Ended
(Dollars in thousands, except per share data)		March 31, 2021	March 31, 2020
Net income available to common shareholders	(a)	$120,843	$49,406
Merger-related expenses		16,216	36,728
Notable items:
Sale of legacy TCF auto finance portfolio and related expenses(1)		—	3,063
Loan servicing rights (recovery) impairment(2)		(7,637)	8,236
Total notable items		(7,637)	11,299
Total merger-related expenses and notable items		8,579	48,027
Related income tax expense, net of benefits(3)		(1,841)	(10,071)
Total adjustments, net of tax		6,738	37,956
Adjusted earnings allocated to common stock	(b)	$127,581	$87,362

Weighted-average common shares outstanding used in diluted earnings per common share calculation	(c)	152,540,687	152,114,017

Diluted earnings per common share	(a)/(c)	$0.79	$0.32
Adjusted diluted earnings per common share	(b)/(c)	0.84	0.57

Net income attributable to TCF		$123,336	$51,899
Total adjustments, net of tax		6,738	37,956
Adjusted net income attributable to TCF		$130,074	$89,855
(1)Three months ended March 31, 2020 amount included within occupancy and equipment ($1.6 million), compensation and employee benefits ($0.9 million) and other noninterest expense ($0.6 million).
(2)Included within mortgage banking income.
(3)Included within income tax expense.

The computation of the adjusted net interest income and margin was as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2021	March 31, 2020
Net Interest Income	$381,827	$401,481
Adjustments for FTE interest	2,810	2,983
Net interest income (FTE)	384,637	404,464
Purchase accounting accretion and amortization(1)	(15,043)	(25,258)
Net fees recognized on PPP loans	(14,607)	—
Interest recognition on PPP loans(2)	(3,201)	—
Total PPP loans impact	(17,808)	—
Adjusted net interest income, including FTE adjustment and excluding purchase accounting accretion and amortization and PPP impact	$351,786	$379,206
Net interest margin (GAAP)	3.45%	3.73%
FTE impact	0.02	0.03
Net interest margin (FTE)	3.47	3.76
Purchase accounting accretion and amortization	(0.14)	(0.23)
PPP loans impact(3)	(0.03)	—
Adjusted net interest margin, excluding purchase accounting accretion and amortization and PPP loans impact (FTE)	3.30%	3.53%
(1)Includes purchase accounting accretion and amortization resulting from the TCF/Chemical merger.
(2)Interest income on PPP loans less funding costs.
(3)The exclusion of PPP loans additionally reduces average earning assets by $1.7 billion in the three months ended March 31, 2021.

The computation of the adjusted return on average assets, common equity and average tangible common equity was as follows:

		Three Months Ended
(Dollars in thousands)		March 31, 2021	March 31, 2020
Adjusted net income after tax expense:
Income after tax expense	(a)	$125,109	$53,816
Merger-related expenses		16,216	36,728
Notable items		(7,637)	11,299
Related income tax expense, net of tax benefits		(1,841)	(10,071)
Adjusted net income after income tax expense for adjusted ROAA calculation	(b)	131,847	91,772
Net income available to common shareholders	(c)	120,843	49,406
Other intangibles amortization		5,168	5,480
Related income tax expense		(1,109)	(1,149)
Adjusted net income available to common shareholders used in adjusted ROATCE calculation	(d)	124,902	53,737

Adjusted net income available to common shareholders:
Net income available to common shareholders		120,843	49,406
Notable items		(7,637)	11,299
Merger-related expenses		16,216	36,728
Related income tax expense, net of tax benefits		(1,841)	(10,071)
Adjusted net income available to common shareholders used in adjusted ROACE calculation	(e)	127,581	87,362
Other intangibles amortization		5,168	5,480
Related income tax expense		(1,109)	(1,149)
Adjusted net income available to common shareholders used in adjusted ROATCE calculation	(f)	131,640	91,693
Average balances:
Average assets	(g)	48,750,758	46,985,426
Total average equity		5,696,284	5,630,487
Non-controlling interest in subsidiaries		(22,630)	(25,328)
Total TCF Financial Corporation shareholders' equity		5,673,654	5,605,159
Preferred stock		(169,302)	(169,302)
Average total common shareholders' equity used in ROACE calculation	(h)	5,504,352	5,435,857
Average goodwill, net		(1,363,039)	(1,301,080)
Average other intangibles, net		(146,763)	(166,298)
Average tangible common shareholders' equity used in ROATCE calculation	(i)	$3,994,550	$3,968,479

ROAA(1)	(a)/(g)	1.03%	0.46%
Adjusted ROAA(1)	(b)/(g)	1.08	0.78
ROACE(1)	(c)/(h)	8.78	3.64
Adjusted ROACE(1)	(e)/(h)	9.27	6.43
ROATCE(1)	(d)/(i)	12.51	5.42
Adjusted ROATCE(1)	(f)/(i)	13.18	9.24
(1)Annualized.

The computation of the adjusted efficiency ratio, noninterest income and noninterest expense was as follows:

		Three Months Ended
(Dollars in thousands)		March 31, 2021	March 31, 2020
Noninterest expense	(a)	$348,682	$374,599
Merger-related expenses		(16,216)	(36,728)
Expenses related to the sale of Legacy TCF auto finance portfolio		—	(3,063)
Adjusted noninterest expense		332,466	334,808
Lease financing equipment depreciation		(20,426)	(18,450)
Amortization of intangibles		(5,168)	(5,480)
Historic tax credit amortization		(543)	(1,521)
Adjusted noninterest expense, efficiency ratio	(b)	$306,329	$309,357

Net interest income		$381,827	$401,481
Noninterest income		132,060	136,963
Total revenue	(c)	513,887	538,444

Noninterest income		132,060	136,963
Loan servicing rights (recovery) impairment		(7,637)	8,236
Adjusted noninterest income		124,423	145,199
Net interest income		381,827	401,481
Net interest income FTE adjustment		2,810	2,983
Adjusted net interest income (FTE)		384,637	404,464
Lease financing equipment depreciation		(20,426)	(18,450)
Adjusted total revenue, efficiency ratio	(d)	$488,634	$531,213

Efficiency ratio	(a)/(c)	67.85%	69.57%
Adjusted efficiency ratio	(b)/(d)	62.69	58.24

The computations of tangible common equity to tangible assets and tangible book value per common share were as follows:

(Dollars in thousands, except per share data)		At March 31, 2021	At December 31, 2020
Total equity		$5,591,771	$5,689,297
Non-controlling interest in subsidiaries		(27,937)	(18,484)
Total TCF Financial Corporation shareholders' equity		5,563,834	5,670,813
Preferred stock		(169,302)	(169,302)
Total common shareholders' equity	(a)	5,394,532	5,501,511
Goodwill, net		(1,379,890)	(1,313,046)
Other intangibles, net		(149,438)	(146,377)
Tangible common shareholders' equity	(b)	$3,865,204	$4,042,088

Total assets	(c)	$49,459,551	$47,802,487
Goodwill, net		(1,379,890)	(1,313,046)
Other intangibles, net		(149,438)	(146,377)
Tangible assets	(d)	$47,930,223	$46,343,064

Common stock shares outstanding	(e)	152,696,133	152,565,504

Common equity to assets	(a)/(c)	10.91%	11.51%
Tangible common equity to tangible assets	(b)/(d)	8.06	8.72

Book value per common share	(a)/(e)	$35.33	$36.06
Tangible book value per common share	(b)/(e)	25.31	26.49

The computations of loans and leases and the related allowance for credit losses excluding PPP were as follows:

			Change from December 31, 2020
(Dollars in thousands)	At March 31, 2021	At December 31, 2020	$	%
Commercial and industrial	$12,856,701	$11,422,383	$1,434,318	12.6%
Commercial real estate	9,881,341	9,702,587	178,754	1.8
Lease financing	2,956,626	2,817,231	139,395	4.9
Total commercial loan and lease portfolio	25,694,668	23,942,201	1,752,467	7.3
Residential mortgage	6,510,981	6,182,045	328,936	5.3
Home equity	2,864,142	3,108,736	(244,594)	(7.9)
Consumer installment	1,151,228	1,233,426	(82,198)	(6.7)
Total consumer loan portfolio	10,526,351	10,524,207	2,144	0.0
Total loans and leases	36,221,019	34,466,408	1,754,611	5.1
PPP (Commercial and industrial)	1,865,319	1,553,908	311,411	20.0
Loans and leases excluding PPP loans
Commercial and industrial	10,991,382	9,868,475	1,122,907	11.4
Commercial real estate	9,881,341	9,702,587	178,754	1.8
Lease financing	2,956,626	2,817,231	139,395	4.9
Total commercial loan and lease portfolio	23,829,349	22,388,293	1,441,056	6.4
Residential mortgage	6,510,981	6,182,045	328,936	5.3
Home equity	2,864,142	3,108,736	(244,594)	(7.9)
Consumer installment	1,151,228	1,233,426	(82,198)	(6.7)
Total consumer loan portfolio	10,526,351	10,524,207	2,144	0.0
Total loans and leases, excluding PPP loans	$34,355,700	$32,912,500	$1,443,200	4.4
Allowance for credit losses	$526,554	$549,181	$(22,627)	(4.1)%
Allowance for credit losses as a % of total loans and leases	1.45%	1.59%	(14)	bps
Allowance for credit losses as a % of loans and leases, excluding PPP loans	1.53%	1.67%	(14)

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

Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on our net interest income. Net interest income simulation involves forecasting net interest income under a variety of scenarios, including the level of interest rates, the shape of the yield curve and the spreads between market interest rates. Management exercises best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit repricing and events outside management's control, including consumer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions, consumer behavior and management strategies, among other factors. We perform various sensitivity analyses on new loan spreads, prepayment rates, basis risk and deposit assumptions.

The following table presents changes in our net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate change. These projections were based on our assets and liabilities remaining static over the next twelve months and factored into the simulation model.

	Impact on Net Interest Income
(Dollars in thousands)	March 31, 2021		December 31, 2020
Immediate change in interest rates:
+200 basis points	$53,800	3.5%	$61,700	4.2%
+100 basis points	24,800	1.6	32,700	2.2
-100 basis points(1)	(42,600)	(2.8)	(39,500)	(2.7)
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

LIBOR Transition

In 2017, the U.K. Financial Conduct Authority (the “FCA”) noted that market conditions raised serious questions about the future sustainability of LIBOR benchmarks. Many financial products, including mortgages and other consumer loans, commercial loans, corporate loans, various types of debt, derivatives and other securities, reference LIBOR to determine their applicable interest rate. As part of the expected upcoming cessation of publication of LIBOR rates, TCF created a company-wide LIBOR transition plan and has already taken several important steps to ensure TCF’s operational readiness for the transition, including completing an inventory of existing LIBOR-indexed products and developing LIBOR fallback language for inclusion in loans that contemplates the transition away from LIBOR.  As part of our plan, we have and will continue to engage with industry working groups and regulators in order to monitor and respond to risks associated with the discontinuation, unavailability, or non-representativeness of LIBOR, and will continue to actively engage with our clients to facilitate the transition to alternative reference rates. For additional information related to the potential impact surrounding the transition from LIBOR on our business, see Part 1, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures TCF Financial carried out an evaluation, under the supervision and with the participation of TCF Financial's management, including its Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer), of the effectiveness of the design and operation of TCF Financial's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, TCF’s Principal Executive Officer and Principal Financial Officer concluded that TCF's disclosure controls and procedures were effective as of March 31, 2021.

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

There were no changes in internal control over financial reporting (as a defined rule in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, TCF's internal control over financial reporting.

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

As previously disclosed, following the announcement of our proposed merger with Huntington, ten lawsuits challenging the merger were filed alleging, among other things, that the defendants, including TCF, caused a materially incomplete and misleading joint proxy statement/prospectus relating to the proposed merger to be filed with the SEC in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder and/or in breach of their fiduciary obligations under state law. We refer to the ten lawsuits collectively as the “Merger Litigation.”

TCF and Huntington believe that the claims asserted in the Merger Litigation, including those related to breaches of law or fiduciary duties to shareholders, are without merit and supplemental disclosures are not required or necessary under applicable laws. However, in order to avoid the risk that the Merger Litigation would delay or otherwise adversely affect the merger, and to minimize the costs, risks and uncertainties inherent in defending the lawsuits, and without admitting any liability or wrongdoing, TCF and Huntington agreed to supplement the joint proxy statement/prospectus as described in our Current Report on Form 8-K filed with the SEC on March 12, 2021, and plaintiffs in the Merger Litigation agreed to dismiss their complaints as moot. In the Garfield and Bushansky actions, which were filed as a putative class action, such dismissal was agreed to be with prejudice as to the named plaintiff only and without prejudice to all other members of the putative class. The Stein and Garfield cases were voluntarily dismissed on March 15, 2021, the Curtis case was voluntarily dismissed on March 12, 2021, and the Gallo case was voluntarily dismissed on March 16, 2021.

For additional information on the Merger Litigation, see our Current Report on Form 8-K filed with the SEC on March 12, 2021.

Item 1A. Risk Factors.

There were no material changes in the risk factors for TCF in the quarter covered by this report. You should carefully consider the risks and risk factors included under Part 1, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2020, and in TCF’s other SEC filings, including the Joint Proxy Statement/Prospectus regarding our merger with Huntington that we filed with the SEC on February 17, 2021 pursuant to Rule 424(b)(3). TCF's business, financial condition or results of operations could be materially adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity for the three months ended March 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 to January 31, 2021
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	19,926	37.02	N.A.	N.A.
February 1 to February 28, 2021
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	—	—	N.A.	N.A.
March 1 to March 31, 2021
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	—	—	N.A.	N.A.
Total
Share repurchase program(1)	—	$—	—	$89,419,941
Employee transactions(2)	19,926	37.02	N.A.	N.A.
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
2(a)*
Agreement and Plan of Merger, by and between TCF Financial Corporation and Huntington Bancshares Incorporated, dated as of December 13, 2020. Previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2020. Here incorporated by reference.

3(a)
Restated Articles of Incorporation of TCF Financial Corporation. Previously filed as Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017. Here incorporated by reference.

3(b)
Amendment to the Restated Articles of Incorporation of TCF Financial Corporation, including the Certificate of Designation of 5.70% Series C Non-Cumulative Perpetual Preferred Stock. Previously filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed with the SEC on August 1, 2019. Here incorporated by reference.

3(c)
Amended and Restated Bylaws of TCF Financial Corporation as of October 28, 2020. Previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the SEC on October 26, 2020. Here incorporated by reference.

4(a)
Description of Capital Stock. Previously filed as Exhibit 4(a) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. Here incorporated by reference.

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

# Filed herein
*Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

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

Dated: May 7, 2021